Form 10-Q
period 1999-03-31
GENTEK INC
filed 1999-05-17
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 -------             OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
 -------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________
                        Commission File Number 001-14789

                                   GENTEK INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               02-0505547
    (State of other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

             LIBERTY LANE
        HAMPTON, NEW HAMPSHIRE                           03842
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (603) 929-2264

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              YES      NO  X
                                                                   -----   -----

The number of shares of Common Stock outstanding at May 1, 1999 was 16,773,192 The number of shares of Class B Common Stock outstanding at May 1, 1999 was 3,958,421

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

     Consolidated Statements of Operations - Three Months
      Ended March 31, 1998 and 1999......................................   1

     Consolidated Balance Sheets - December 31, 1998 and
      March 31, 1999.....................................................   2

     Consolidated Statements of Cash Flows - Three Months
      Ended March 31, 1998 and 1999......................................   3

     Notes to the Consolidated Financial Statements......................  4-8

   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 9-11

PART II.  OTHER INFORMATION:

   Item 6.  Exhibits and Reports on Form 8-K.............................  12

   SIGNATURES ...........................................................  13

   EXHIBIT INDEX......................................................... 14-15

   EXHIBITS..............................................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                   --------
                                                               1998         1999
                                                               ----         ----
Net revenues ............................................   $ 100,536    $ 127,763
Cost of sales ...........................................      71,710       92,985
Selling, general and administrative expense .............      12,298       16,604
                                                            ---------    ---------
  Operating profit ......................................      16,528       18,174
Interest expense ........................................       2,674        4,308
Interest income .........................................         258          518
Foreign currency transaction (gains) losses .............         (36)          13
Other expense, net ......................................          10           90
                                                            ---------    ---------
  Income from continuing operations before income taxes..      14,138       14,281
Income tax provision ....................................       6,388        6,071
                                                            ---------    ---------
Income from continuing operations .......................       7,750        8,210
    Income from  discontinued  operations (net of tax) ..       2,111        1,195
                                                            ---------    ---------
         Net income .....................................   $   9,861    $   9,405
                                                            =========    =========

EARNINGS PER COMMON SHARE - BASIC:
Income from continuing operations .......................   $     .37    $     .39
Income from discontinued operations (net of tax) ........         .10          .06
                                                            ---------    ---------
         Net income .....................................   $     .47    $     .45
                                                            =========    =========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Income from continuing operations .......................   $     .35    $     .38
Income from discontinued operations (net of tax) ........         .10          .06
                                                            ---------    ---------
         Net income .....................................   $     .45    $     .44
                                                            =========    =========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       DECEMBER 31,   MARCH 31,
                                                                       -----------    --------
                                                                          1998          1999
                                                                          ----          ----
                                                                                     (UNAUDITED)
                           ASSETS
Current assets:
    Cash and cash equivalents .....................................     $ 61,310     $ 34,544
    Receivables, net ..............................................       60,620       84,260
    Inventories ...................................................       37,619       42,825
    Deferred income taxes .........................................       11,494       13,263
    Other current assets ..........................................          826        3,846
                                                                        --------     --------
      Total current assets ........................................      171,869      178,738
Property, plant and equipment, net ................................      196,526      232,531
Goodwill, net of amortization .....................................       71,444       92,597
Other assets ......................................................       21,687       26,920
Net assets of discontinued operations .............................       75,292       67,520
                                                                        --------     --------
      Total assets ................................................     $536,818     $598,306
                                                                        ========     ========

                 LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ..............................................     $ 42,813     $ 45,319
    Accrued liabilities ...........................................       51,965       55,425
    Income taxes payable ..........................................        8,960       12,436
    Current portion of long-term debt .............................       50,802       53,166
                                                                        --------     --------
      Total current liabilities ...................................      154,540      166,346
Long-term debt ....................................................      306,729      346,013
Other liabilities .................................................      130,245      132,746
                                                                        --------     --------
      Total liabilities ...........................................      591,514      645,105
                                                                        --------     --------
Equity (deficit):
    Preferred Stock, $.01 par value; authorized 10,000,000
     shares; none issued or outstanding............................           --           --
    Common  Stock, $.01  par  value; authorized 100,000,000
     shares; issued: 12,654,489 shares at
     December 31, 1998 and March 31, 1999..........................          127          127
    Class B Common Stock, $.01 par value; authorized
     40,000,000 shares; issued and outstanding:
     9,758,421  shares at  December  31, 1998 and March 31, 1999......        97           97
    Capital deficit ..................................................  (182,563)    (181,839)
    Accumulated other comprehensive income ...........................    (2,446)      (2,762)
    Retained earnings ................................................   162,378      170,746
    Treasury stock, at cost: 1,641,166 and 1,681,297 shares at
    December 31, 1998 and March 31, 1999, respectively ...............   (32,289)     (33,168)
                                                                        --------     --------
      Total equity (deficit)..........................................   (54,696)     (46,799)
                                                                        --------     --------
      Total liabilities and equity (deficit)..........................  $536,818     $598,306
                                                                        ========     ========



      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                   --------
                                                               1998         1999
                                                               ----         ----
Cash flows from operating activities:
    Net income .........................................    $  9,861     $  9,405
    Adjustments  to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .....................       5,116        7,434
     Net loss on disposition of long-term assets .......          34           --
     Unrealized exchange gain ..........................        (125)        (407)
     Restricted unit plan costs ........................         283          217
     Income from discontinued operations ...............      (2,111)      (1,195)
     Increase in receivables ...........................      (8,591)      (5,274)
     Increase in inventories ...........................      (3,102)        (202)
     Decrease in accounts payable ......................      (1,636)      (4,121)
     Decrease in accrued liabilities ...................      (1,900)      (1,048)
     Increase in income taxes payable ..................       6,792        3,353
     Decrease in other  liabilities and assets, net ....      (2,051)      (3,949)
                                                            --------     --------
        Net cash provided by continuing operations .....       2,570        4,213
                                                            --------     --------
Cash flows from investing activities:
    Capital expenditures ...............................      (7,093)      (8,254)
    Proceeds from sales or disposals of long term assets           3            8
    Cash provided by discontinued operations ...........      13,377        8,567
    Deposit for pending acquisition of business ........     (84,532)          --
    Acquisition of businesses net of cash acquired* ....      (6,592)     (57,708)
                                                            --------     --------
       Net cash used for investing activities ..........     (84,837)     (57,387)
                                                            --------     --------
Cash flows from financing activities:
    Proceeds from long-term debt .......................      85,900       43,025
    Repayment of long-term debt ........................      (4,348)     (15,996)
    Other financing activities .........................         (75)        (373)
                                                            --------     --------
       Net cash provided by financing activities .......      81,477       26,656
                                                            --------     --------
    Effect of exchange rate changes ....................        (244)        (248)
                                                            --------     --------
(Decrease) in cash and cash equivalents ................      (1,034)     (26,766)
Cash and cash equivalents at beginning of period .......      20,401       61,310
                                                            --------     --------
Cash and cash equivalents at end of period .............    $ 19,367     $ 34,544
                                                            ========     ========

Supplemental information:
    Cash paid for income taxes .........................    $  2,017     $    219
                                                            ========     ========
    Cash paid for interest .............................    $  5,512     $  5,726
                                                            ========     ========

*Purchase of businesses net of cash acquired:
    Working Capital, other than cash ...................    $ (1,662)    $(12,036)
    Plant, property and equipment ......................      (4,892)     (34,004)
    Other assets .......................................      (1,470)     (25,142)
    Noncurrent liabilities .............................       1,432       13,474
                                                            --------     --------
     Net cash used to acquire businesses ...............    $ (6,592)    $(57,708)
                                                            ========     ========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     GenTek Inc.'s ("GenTek" or the "Company") manufacturing and performance products businesses (the "GenTek Business") were formerly part of the businesses of The General Chemical Group Inc. ("GCG"). GCG separated the GenTek Business from GCG's soda ash and calcium chloride business (the "Industrial Chemicals Business") through a spinoff (the "Spinoff"). GCG accomplished the Spinoff by transferring the GenTek Business to GenTek, and distributing the common stock of GenTek to GCG's shareholders. The Spinoff was completed on April 30, 1999 (the "Spinoff Date").

     Since the Spinoff, GCG and GenTek have been two separate, stand-alone companies; GenTek operates the GenTek Business, and GCG operates the Industrial Chemicals Business. GenTek's common stock is listed on the New York Stock Exchange (under the symbol "GK"). GCG's common stock is listed on the New York Stock Exchange (under the symbol "GCG").

     The Spinoff has been treated as a reverse spinoff for financial statement purposes because a greater proportion of GCG's assets and operations are being held by GenTek. Therefore, the Spinoff has been reflected, for financial statement presentation, as if GenTek formed a new company consisting of the Industrial Chemicals Segment and distributed the stock of that company as a dividend to GenTek's stockholders, with the assets and operations of the Performance Products and Manufacturing Segments remaining with GenTek. Accordingly, the GenTek financial statements reflect the financial position and results of operations of the Performance Products and Manufacturing Segments as continuing operations and the financial position and results of operations of the Industrial Chemicals Business as discontinued operations.

     For the purpose of governing certain ongoing relationships between GCG and GenTek after the Spinoff and to provide mechanisms for an orderly transition, GCG and GenTek have entered into various agreements. Management believes that the agreements are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the Amendment No. 2 to the Registration Statement on Form 10 (file no. 001-14789) of GenTek (the "Form 10") filed with the SEC under the Securities Exchange Act of 1934, which Form 10 is incorporated herein by reference.

                                   GENTEK INC.

                      FOR THE QUARTER ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 2 - DISCONTINUED OPERATIONS

     Discontinued operations represent the industrial chemical business of the Company (see Note 1). An allocation of certain assets, liabilities and expenses has been made related to discontinued operations. In the opinion of management, expenses have been allocated to the discontinued operations in a reasonable and consistent basis using management's estimate of services provided to the discontinued business by the Company. General corporate overhead expenses have not been allocated to discontinued operations. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the industrial chemicals business been operating as a stand-alone entity during the periods presented or expected to be incurred after the Spinoff.

NOTE 3 - COMPREHENSIVE INCOME

     Total comprehensive income is comprised of net income and foreign currency translation gains and losses. Total comprehensive income for the three months ended March 31, 1998 and 1999 was $9,732 and $9,214, respectively.

NOTE 4 - EARNINGS PER SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share also includes the exercise of all stock options and restricted units, using the treasury stock method.

     The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                      ---------
                                                 1998             1999
                                                 ----             ----
Basic earnings per common share:
     Weighted average common shares
      outstanding.......................      21,049,357       20,847,073
                                              ==========       ==========
Diluted earnings per common share:
     Weighted average common shares
      outstanding.......................      21,049,357       20,847,073
     Options............................         976,945          611,425
                                              ----------       ----------
         Total..........................      22,026,302       21,458,498
                                              ==========       ==========


     At March 31, 1998 and 1999 options to purchase 60,000 shares and 1,704,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007 and 2008, were still outstanding at March 31, 1999.

                                   GENTEK INC.

                      FOR THE QUARTER ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 5 - ACQUISITIONS

     On February 6, 1998, the Company acquired for $6,999 all of the outstanding stock of Sandco Automotive Ltd. ("Sandco"), a manufacturer of engine parts for the North American automobile industry and its aftermarket. On April 1, 1998, the Company acquired for $83,936 all of the outstanding stock of Reheis Inc. ("Reheis"), a leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids, as well as a supplier of pharmaceutical intermediates and other products. On February 23, 1999, the Company acquired for $58,020 through a cash tender offer, Defiance Inc. ("Defiance"), a manufacturer of specialty antifriction bearings for the transportation industry and a provider of vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. On April 6, 1999, the Company acquired for approximately $220,000 Noma Industries Limited ("Noma"). Noma is a leading North American producer of insulated wire and wire-related products for the automotive, appliance and electronic industries. Funding for these transactions was provided by existing cash and borrowings under GCG's revolving credit facility. The acquisitions are accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the financial statements from the date of their respective acquisitions. The allocation of purchase price of Defiance is based on valuation information available to the Company which is subject to change as such information is finalized. Goodwill is being amortized on a straight line basis over a period which ranges from 25 to 35 years. Had the acquisitions occurred as of January 1, 1998, net sales would have been $223,911 and $207,139 for the three months ended March 31, 1998 and 1999, respectively. Net income would have been $12,690 and $9,397 for the three months ended March 31, 1998 and 1999, respectively.

NOTE 6 - ADDITIONAL FINANCIAL INFORMATION

     The components of inventories were as follows:

                                       DECEMBER  31,    MARCH 31,
                                          1998            1999
                                          ----            ----
                                                       (UNAUDITED)
       Raw materials                    $11,395         $14,335
       Work in process                    6,049           8,870
       Finished products                 15,706          15,435
       Supplies and containers            4,469           4,185
                                        -------         -------
                                        $37,619         $42,825
                                        =======         =======

                                   GENTEK INC.

                      FOR THE QUARTER ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      DECEMBER 31,  MARCH 31,
                                                                      -----------   --------
                                                          MATURITIES      1998        1999
                                                          ----------      ----        ----
                                                                                   (UNAUDITED)
       Bank Term Loan A - floating rate................    2000-2004    $100,000    $100,000
       Bank Term Loan B - floating rate................    1999-2006     199,000     198,500
       $130,000 U.S. Revolving Credit
          Facility - floating rate.....................                       --      40,000
       Canada Senior Notes - 9.09%.....................      1999         48,269      49,020
       General Chemical Canada Limited
         Revolving Credit Facility - floating rate.....      2000          3,877       3,969
       Other Debt - floating rate......................                    6,385       7,690
                                                                        --------    --------
          Total Debt...................................                  357,531     399,179
          Less: Current Portion........................                   50,802      53,166
                                                                        --------    --------
          Net Long-Term Debt...........................                 $306,729    $346,013
                                                                        ========    ========

     In connection with the Spinoff, GenTek and GCG arranged for separate credit facilities, the proceeds of which were used to repay outstanding borrowings of GCG under its existing credit facilities prior to the Spinoff. On April 30, GenTek put in place, with a syndicate of banks and other financial institutions, credit facilities totaling $550,000, consisting of a $300,000 revolving credit facility maturing in 2005 and term loans of $100,000 and $150,000 maturing in 2005 and 2007, respectively.

NOTE 8 - DIVIDENDS

     On March 10, 1999, GCG's Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 5, 1999, to shareholders of record on March 24, 1999.

NOTE 9 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

     The Company is party to a management agreement with Latona Associates ("Latona") which is controlled by a stockholder of the Company under which the Company receives corporate supervisory and administrative services and strategic guidance. Prior to the Spinoff, Latona provided these services to the GenTek Business pursuant to its agreement with GCG. The Company was charged $1,195 and $1,368 for the three months ended March 31, 1998 and 1999, respectively.

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                      FOR THE QUARTER ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

     In connection with the Spinoff, Latona agreed to provide its services separately to GenTek and GCG. GenTek will pay Latona, subsequent to the Spinoff, a quarterly fee of $1,125, to be adjusted after 1999 for increases in U.S. CPI. In addition, if Latona provides advisory services to GenTek in connection with any acquisition, business combination or other strategic transaction, GenTek will pay Latona Associates additional fees comparable with fees received by investment banking firms for such services. During 1998, the Company paid Latona $500 in connection with the acquisition of Reheis and during the first quarter of 1999 paid Latona a fee of $600 in connection with the acquisition of Defiance. This agreement expires on December 31, 2004.

NOTE 10 - SEGMENT INFORMATION

     Industry segment information for continuing operations is summarized as follows:

                                                TOTAL REVENUES          OPERATING PROFIT
                                              THREE MONTHS ENDED       THREE MONTHS ENDED
                                              ------------------       ------------------
                                                   MARCH 31,                MARCH 31,
                                                   --------                 --------
                                               1998        1999         1998        1999
                                               ----        ----         ----        ----
Performance Products ......................  $ 68,682    $ 78,331     $13,129     $10,684
Manufacturing .............................    31,854      49,432       7,500      10,565
                                             --------    --------     -------     -------
     Total Segment.........................   100,536     127,763      20,629      21,249
Eliminations and other corporate expenses..        --          --      (4,101)     (3,075)
                                             --------    --------     -------     -------
Consolidated .............................   $100,536    $127,763      16,528      18,174
Interest expense .........................   ========    ========       2,674       4,308
Other income, net ........................                                284         415
                                                                      -------     -------
Consolidated income from continuing
 operations before income taxes ..........                            $14,138     $14,281
                                                                      =======     =======


                                      IDENTIFIABLE ASSETS
                                    DECEMBER 31,    MARCH 31,
                                    -----------     --------
                                       1998           1999
                                       ----           ----
Performance Products ..............  $381,202       $361,786
Manufacturing .....................    78,267        169,960
Corporate .........................     2,057           (960)
                                     --------       --------
Consolidated ......................  $461,526       $530,786
                                     ========       ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

March 31, 1999 Compared with December 31, 1998

Financial Condition

     Cash and cash equivalents were $34.5 million at March 31, 1999 compared with $61.3 million at year-end 1998 with the decline related to the February 1999 acquisition of Defiance Inc., which was funded with cash and bank borrowings. During the first three months of 1999, the Company generated cash flow from continuing operations activities of $4.2 million, had net proceeds from debt of $27.0 million and cash flow from discontinued operations of $10.4 million, which was used to fund acquisitions of $57.7 million and capital expenditures of $8.3 million.

     The Company had working capital of $12.4 million at March 31, 1999 as compared with $17.3 million at December 31, 1998. This decrease in working capital principally reflects lower cash balances due to the acquisition of Defiance partially offset by the working capital of Defiance.

     The increases in property, plant and equipment, goodwill and long-term debt reflect the assets and debt related to the Defiance acquisition.

Results of Operations

     Net revenues for the three month period ended March 31, 1999 increased 27 percent to $127.8 million, from $100.5 million for the comparable period in 1998. This increase is due to higher sales in both the Manufacturing and Performance Products Segments related to the acquisitions of Defiance in February 1999 and Reheis in April 1998.

     Gross profit for the three month period ended March 31, 1999 increased 21 percent to $34.8 million from $28.8 million for the comparable prior year period. Gross profit as a percentage of sales decreased by two percentage points to 27 percent for the three months ended March 31,1999 versus 29 percent for the three month period ended March 31, 1998, principally due to lower margins in the acquired businesses and pricing pressures in certain of the Company's performance chemical markets.

     Selling, general and administrative expense was $16.6 million for the three months ended March 31, 1999 as compared to $12.3 million for the first three months of 1998 principally due to the inclusion of Reheis and Defiance that were not in the 1998 period.

     Interest expense for the three month period ended March 31, 1999 was $4.3 million, which was $1.6 million higher than the comparable prior year level as a result of higher outstanding debt balances following 1998 and 1999 acquisitions.

Liquidity and Capital Resources

     In connection with the Spinoff, GenTek and GCG arranged for separate credit facilities, the proceeds of which were used to repay outstanding borrowings of GCG under its existing credit facilities prior to the Spinoff. On April 30, GenTek put in place, with a syndicate of banks and other financial institutions, credit facilities totaling $550 million, consisting of a $300 million revolving credit facility maturing in 2005 and term loans of $100 million and $150 million maturing in 2005 and 2007, respectively. The related agreements contain certain restrictive covenants related to maximum leverage and minimum interest coverage to be maintained by the Company.

YEAR 2000 ISSUE

     The Company has implemented a program to assess, mitigate and remediate the potential impact of the Year 2000 problem. A Year 2000 problem can occur where date-sensitive software uses two digit year date fields, sorting the Year 2000 ("00") before Year 1999 ("99"). The Year 2000 problem can arise in hardware, software, or any other equipment or process that uses embedded software or other technology. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.

     Pursuant to agreements entered into in connection with the Spinoff, GenTek provides GCG with MIS and MIS-supported functions, including MIS personnel, hardware and software on a service contract basis. GenTek will provide these services to GCG through approximately December 2001. During this period, GenTek will provide to New GCG the services related to the mitigation and remediation of the potential impact of Year 2000 problems on the Industrial Chemicals Business.

     The Company completed its assessment of its Year 2000 compliance status in early 1997 and began work on its remediation program immediately thereafter. The Company's remediation program has been structured to address its information and non-information technology hardware, software, facilities and equipment (collectively, "Systems"). GenTek has spent approximately $1.0 million to replace or reprogram existing Systems for the Year 2000 compliance program. All material Systems were Year 2000 compliant by March 31, 1999 and substantially all Systems will be Year 2000 compliant by December 31, 1999. In the event that the Company's material Systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

     In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, including the railroad and trucking companies used to ship its products or to transport raw materials to its manufacturing facilities. Based on currently available information, the Company does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status or its potential effect on the Company. The Company believes there exists a sufficient number of suppliers of raw materials for the Company so that if any supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely manner or on terms comparable with those of its current suppliers. If the railroads or trucking companies that ship its products or raw materials fail to be year 2000 compliant, the Company may not be able to arrange alternative and timely means to ship its goods or raw materials, which could lead to interruptions or slowdowns in its business. The Company is preparing for the possible use of alternative suppliers and means of transportation, possible adjustment of raw materials and product inventory levels and contingencies with respect to potential energy source interruptions, all in an effort to minimize the effects, if any, of Year 2000 related interruptions or slowdowns caused by suppliers and tranporters.

     Before proceeding with the acquisitions of Defiance and Noma and as part of its acquisition-related due diligence, the Company reviewed Year 2000-related concerns for Defiance and Noma and received assurances from their respective managements that their businesses are, or prior to year-end 1999 will be, materially Year 2000 compliant. As part of its pre-acquisition due diligence, the Company reviewed, for Defiance, the assessments and reports prepared by its outside consultants and, for Noma, the periodic internal reports prepared by MIS personnel for senior management. The Company began its own Year 2000 assessment for Defiance following the closing of its acquisition and has started its Year 2000 assessment for Noma. In the event that the material systems for Defiance or Noma are not Year 2000 compliant, the affected company may experience reductions or interruptions in operations which could have a material adverse effect on the results of operations or financial condition of the Company.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates and the Company selectively uses financial instruments to manage these risks. The Company's objective in managing its exposure to changes in foreign currency exchange rates and interest rates is to reduce volatility on earnings and cash flow associated with such changes. The Company has not entered, and does not intend to enter, into financial instruments for speculation or trading purposes.

     The Company measures the market risk related to its holding of financial instruments based on changes in interest rates and foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in interest and currency exchange rates. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10 percent change in interest rates or foreign currency exchange rates would not have a material impact on the fair values, cash flows or earnings of the Company. However, the recent acquisition of Noma could have a material impact on the Company's exposure in the future to fluctuations in the C$/US$ exchange rate.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On February 26, 1999, GCG reported that it had entered into an acquisition agreement with Noma Industries Limited ("Noma"), a corporation incorporated under the laws of Ontario, Canada. In April 1999, GCG acquired all of the issued and outstanding Class A and B shares of capital stock at CDN $9.25 per share. The aggregate purchase price will total approximately CDN $330. This transaction is described in the Form 8-K filed by GCG with the SEC on February 26, 1999, which Form 8-K is incorporated herein by reference.

     On March 18, 1999, GCG filed a Form 8-K with the SEC to report the separation of its manufacturing and performance products segments from its industrial chemicals segment through the Spinoff. GCG accomplished the Spinoff by transferring its manufacturing and performance products segments to its subsidiary, GenTek Inc., and distributing the stock of GenTek Inc. to shareholders of GCG. As a result of the Spinoff, completed on April 30, 1999, GCG and GenTek Inc. became separate, independent companies. This transaction is described in the Form 10 filed with the SEC on April 8, 1999, which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

  3.01    Amended and Restated Certificate of Incorporation of GenTek Inc.
          Incorporated by reference to Exhibit 3.01 to the Amendment No. 2 to Registration Statement on Form 10 to GenTek Inc. (file no. 001-14789), dated April 8, 1999.

  3.02 Amended and Restated Bylaws of GenTek Inc. Incorporated by reference to Exhibit 3.02 to the Amendment No. 2 to Registration Statement on
          Form 10 to GenTek Inc. (file no. 001-14789), dated April 8, 1999.

 10.01    Separation Agreement, dated as of April 15, 1999, among The General
          Chemical Group Inc., GenTek Inc., General Chemical Corporation and
          General Chemical Industrial Products Inc. Incorporated by reference to
          Exhibit 2.01 to the Amendment No. 2 to Registration Statement on Form
          10 to GenTek Inc. (file no. 001-14789), dated April 8, 1999.

 10.02    GenTek Inc. Restricted Unit Plan for Non-Employee Directors.
          Incorporated by reference to Exhibit 10.01 to Amendment No. 2 to
          Registration Statement on Form 10 of GenTek Inc. (file no. 001-14789), dated April 8, 1999.

 10.03 GenTek Inc. Retirement Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.02 to the Amendment No. 2 to Registration
          Statement on Form 10 of GenTek Inc. (file no. 001-14789), dated
          April 8, 1999.


 10.04    GenTek Inc. Performance Plan. Incorporated by reference to Exhibit
          10.03 to the Amendment No. 2 to Registration Statement on Form 10 of
          GenTek Inc. (file no. 001-14789), dated April 8, 1999.

 10.05    GenTek Inc. Long-Term Incentive Plan. Incorporated by reference to
          Exhibit 10.04 to the Amendment No. 2 to Registration Statement on Form
          10 of GenTek Inc. (file no. 001-14789), dated April 8, 1999.

 10.06    Employee Benefits Agreement, dated as of April 28, 1999, among The
          General Chemical Group Inc., GenTek Inc., General Chemical Industrial
          Products Inc. and General Chemical Corporation. Incorporated by reference to Exhibit 10.05 to the Amendment No. 2 to Registration
          Statement on Form 10 of GenTek Inc. (file no. 001-14789), dated April
          8, 1999.

 10.07    Tax Sharing Agreement, dated as of April 28, 1999, between The General
          Chemical Group Inc. and GenTek Inc. Incorporated by reference to
          Exhibit 10.06 to the Amendment No. 2 to Registration Statement on
          Form 10 of GenTek Inc. (file no. 001-14789), dated April 8, 1999.

 10.08    Intellectual Property Agreement, dated as of April 28, 1999, among The
          General Chemical Group Inc., GenTek Inc., General Chemical Corporation and General Chemical Industrial Products Inc. Incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to Registration
          Statement on Form 10 of GenTek Inc. (file no. 001-14789), dated
          April 8, 1999.

 10.09    Management Agreement, dated as of April 30, 1999, between GenTek Inc.
          and Latona Associates, Inc. Incorporated by reference to Exhibit 10.08 to the Amendment No. 2 to Registration Statement on Form 10 of GenTek
          Inc. (file no. 001-14789), dated April 8, 1999.

 10.10    Registration Rights Agreement between Paul Montrone and The General
          Chemical Group Inc., as assumed by GenTek Inc. on April 30, 1999 with respect to Common Stock of GenTek Inc. Incorporated by reference to
          Exhibit 10.09 to the Amendment No. 2 to Registration Statement on
          Form 10 of GenTek Inc. (file no. 001-14789), dated April 8, 1999.

 10.11    Credit Agreement, dated as of April 30, 1999, among GenTek Inc., Noma
          Acquisition Corp., the Lenders party thereto, and The Chase Manhattan
          Bank, as Administrative Agent.

 10.12    Guaranty and Pledge Agreement, dated as of April 30, 1999, among
          GenTek Inc., subsidiaries of the GenTek party thereto and The Chase
          Manhattan Bank, as Administrative Agent.

 27.01    Financial Data Schedule.

     (b)  No reports were filed on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    GENTEK INC.
                                     ------------------------------------------
                                                    Registrant

Date  May 14, 1999                   RICHARD R. RUSSELL
      ----------------------         ------------------------------------------
                                     RICHARD R. RUSSELL
                                     President and Chief Executive Officer
                                     (Principal Executive Officer) and Director

Date  May 14, 1999                   WILLIAM C. KEIGHTLEY
      ----------------------         ------------------------------------------
                                     WILLIAM C. KEIGHTLEY
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION                                     PAGE
----------                           -----------                                     ----
  3.01    Amended and Restated Certificate of Incorporation of GenTek Inc.
          Incorporated by reference to Exhibit 3.01 to the Amendment No. 2 to
          Registration Statement on Form 10 to GenTek Inc. (file no. 001-14789), dated April 8, 1999.......................................................

  3.02    Amended and Restated Bylaws of GenTek Inc. Incorporated by reference to Exhibit 3.02 to the Amendment No. 2 to Registration Statement on
          Form 10 to GenTek Inc. (file no. 001-14789), dated April 8, 1999..........

 10.01    Separation Agreement, dated as of April 15, 1999, among The General
          Chemical Group Inc., GenTek Inc., General Chemical Corporation and
          General Chemical Industrial Products Inc. Incorporated by reference to
          Exhibit 2.01 to the Amendment No. 2 to Registration Statement on Form
          10 to GenTek Inc. (file no. 001-14789), dated April 8, 1999...............

 10.02    GenTek Inc. Restricted Unit Plan for Non-Employee Directors.
          Incorporated by reference to Exhibit 10.01 to Amendment No. 2 to
          Registration Statement on Form 10 of GenTek Inc. (file no. 001-14789), dated April 8, 1999.......................................................

 10.03    GenTek Inc. Retirement Plan for Non-Employee Directors. Incorporated
          by reference to Exhibit 10.02 to the Amendment No. 2 to Registration
          Statement on Form 10 of GenTek Inc. (file no. 001-14789), dated April
          8, 1999...................................................................

 10.04    GenTek Inc. Performance Plan. Incorporated by reference to Exhibit
          10.03 to the Amendment No. 2 to Registration Statement on Form 10 of
          GenTek Inc. (file no. 001-14789), dated April 8, 1999.....................

 10.05    GenTek Inc. Long-Term Incentive Plan. Incorporated by reference to
          Exhibit 10.04 to the Amendment No. 2 to Registration Statement on Form
          10 of GenTek Inc. (file no. 001-14789), dated April 8, 1999...............

 10.06    Employee Benefits Agreement, dated as of April 28, 1999, among The
          General Chemical Group Inc., GenTek Inc., General Chemical Industrial
          Products Inc. and General Chemical Corporation. Incorporated by
          reference to Exhibit 10.05 to the Amendment No. 2 to Registration
          Statement on Form 10 of GenTek Inc. (file no. 001-14789), dated
          April 8, 1999............................................................

 10.07    Tax Sharing Agreement, dated as of April 28, 1999, between The General
          Chemical Group Inc. and GenTek Inc. Incorporated by reference to
          Exhibit 10.06 to the Amendment No. 2 to Registration Statement on Form
          10 of GenTek Inc. (file no. 001-14789), dated April 8, 1999..............

EXHIBIT NO.                          DESCRIPTION                                     PAGE
----------                           -----------                                     ----
 10.08    Intellectual Property Agreement, dated as of April 28, 1999, among The
          General Chemical Group Inc., GenTek Inc., General Chemical Corporation
          and General Chemical Industrial Products Inc. Incorporated by
          reference to Exhibit 10.07 to the Amendment No. 2 to Registration
          Statement on Form 10 of GenTek Inc. (file no. 001-14789), dated
          April 8, 1999.............................................................

 10.09    Management Agreement, dated as of April 30, 1999, between GenTek Inc.
          and Latona Associates, Inc. Incorporated by reference to Exhibit 10.08 to the Amendment No. 2 to Registration Statement on Form 10 of GenTek
          Inc. (file no. 001-14789), dated April 8, 1999............................

 10.10    Registration Rights Agreement between Paul Montrone and The General
          Chemical Group Inc., as assumed by GenTek Inc. on April 30, 1999 with respect to Common Stock of GenTek Inc. Incorporated by reference to
          Exhibit 10.09 to the Amendment No. 2 to Registration Statement on Form
          10 of GenTek Inc. (file no. 001-14789), dated April 8, 1999...............

 10.11    Credit Agreement, dated as of April 30, 1999, among GenTek Inc., Noma
          Acquisition Corp., the Lenders party thereto, and The Chase Manhattan
          Bank, as Administrative Agent.............................................

 10.12    Guaranty and Pledge Agreement, dated as of April 30, 1999, among
          GenTek Inc., subsidiaries of the GenTek party thereto and The Chase
          Manhattan Bank, as Administrative Agent...................................

 27.01    Financial Data Schedule...................................................

                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'