Form 10-Q
period 1999-06-30
GENTEK INC
filed 1999-08-16
CIK 1077552

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

    X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 -------            OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
 -------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock outstanding at August 2, 1999 was 16,859,825.
The number of shares of Class B Common Stock outstanding at August 2, 1999 was 3,958,421.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX



                                                                                         PAGE NO.
                                                                                         --------

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months and Six Months
          Ended June 30, 1998 and 1999.................................................      1

         Consolidated Balance Sheets - December 31, 1998 and
          June 30, 1999................................................................      2

         Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 1998 and 1999.......................................................      3

         Notes to the Consolidated Financial Statements................................    4-10

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................................    11-13

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K.........................................     14

     SIGNATURES........................................................................     15

     EXHIBIT INDEX.....................................................................     16

     EXHIBITS  ........................................................................     17


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                   JUNE 30,                    JUNE 30,
                                                                              ------------------           -----------------
                                                                              1998          1999           1998          1999
                                                                              ----          ----           ----          ----
Net revenues............................................................  $   118,355   $   217,726    $   218,891   $   345,489
Cost of sales...........................................................       82,533       165,088        154,243       258,146
Selling, general and administrative expense.............................       14,098        29,240         26,396        45,844
                                                                          -----------   -----------    -----------   -----------
      Operating profit..................................................       21,724        23,398         38,252        41,499
Interest expense........................................................        3,853         7,993          6,527        12,301
Interest income.........................................................           84           234            342           593
Foreign currency transaction (gains) losses.............................          327          (247)           291          (388)
Other expense, net......................................................          110           126            120           138
                                                                          -----------   -----------    -----------   -----------
      Income from continuing operations before income
         taxes and extraordinary item...................................       17,518        15,760         31,656        30,041
Income tax provision....................................................        7,021         6,923         13,409        12,994
                                                                          -----------   -----------    -----------   -----------
      Income from continuing operations before
         extraordinay item..............................................       10,497         8,837         18,247        17,047
Income (loss) from discontinued operations (net of tax).................        4,189          (189)         6,299         1,006
                                                                          -----------   -----------    -----------   -----------
      Income before extraordinary item..................................       14,686         8,648         24,546        18,053
Extraordinary item - loss from extinguishment of debt (net
   of tax of $2,395 and $3,225, respectively)...........................        3,661         4,939          3,661         4,939
                                                                          -----------   -----------    -----------   -----------
           Net income...................................................  $    11,025   $     3,709    $    20,885   $    13,114
                                                                          ===========   ===========    ===========   ===========

EARNINGS PER COMMON SHARE - BASIC:
Income from continuing operations.......................................  $       .50   $       .42    $       .86   $       .81
Income (loss) from discontinued operations (net of tax).................          .19          (.01)           .30           .05
Extraordinary item - loss from extinguishment of debt
    (net of tax)........................................................          .17           .24            .17           .24
                                                                          -----------   -----------    -----------   -----------
           Net income...................................................  $       .52   $       .17    $       .99   $       .62
                                                                          ===========   ===========    ===========   ===========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Income from continuing operations.......................................  $       .48   $       .41    $       .83   $       .79
Income (loss) from discontinued operations (net of tax).................          .19          (.01)           .29           .05
Extraordinary item - loss from extinguishment of debt
     (net of tax).......................................................          .17           .23            .17           .23
                                                                          -----------   -----------    -----------   -----------
           Net income...................................................  $       .50   $       .17    $       .95   $       .61
                                                                          ===========   ===========    ===========   ===========



      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                                         DECEMBER 31,      JUNE 30,
                                                                                             1998            1999
                                                                                             ----            ----
                                                                                                          (UNAUDITED)
Current assets:
       Cash and cash equivalents...................................................    $     61,310      $     14,454
       Receivables, net............................................................          60,620           129,914
       Inventories.................................................................          37,619            65,338
       Deferred income taxes.......................................................          11,494            16,378
       Other current assets........................................................             826             7,896
                                                                                       ------------      ------------
          Total current assets.....................................................         171,869           233,980
Property, plant and equipment, net.................................................         196,526           270,367
Goodwill, net of amortization......................................................          71,444           256,026
Other assets ......................................................................          21,687            25,704
Net assets of discontinued operations..............................................          75,292                --
                                                                                       ------------      ------------
          Total assets.............................................................    $    536,818      $    786,077
                                                                                       ============      ============

                          LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable.............................................................    $     42,813      $     68,787
      Accrued liabilities..........................................................          51,965            77,982
      Income taxes payable.........................................................           8,960             7,702
      Current portion of long-term debt............................................          50,802             3,239
                                                                                       ------------      ------------
          Total current liabilities................................................         154,540           157,710
Long-term debt.....................................................................         306,729           498,063
Other liabilities..................................................................         130,245           132,296
                                                                                       ------------      ------------
          Total liabilities........................................................         591,514           788,069
                                                                                       ------------      ------------
Equity (deficit):
      Preferred Stock, $.01 par value; authorized 10,000,000
       shares; none issued or outstanding..........................................              --               --
      Common Stock, $.01 par value; authorized 100,000,000
       shares; issued:  12,654,489 and 16,875,252 shares at
       December 31, 1998 and June 30, 1999, respectively...........................             127              168
      Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding:
       9,758,421 and 3,958,421 shares at December 31, 1998 and
       June 30, 1999, respectively.................................................              97               39
      Capital deficit..............................................................        (182,563)          (5,605)
      Accumulated other comprehensive income.......................................          (2,446)              25
      Retained earnings............................................................         162,378            3,611
      Treasury stock, at cost:  1,641,166 and 15,427 shares at
       December 31, 1998 and June 30, 1999, respectively...........................         (32,289)            (230)
                                                                                       ------------      -----------
          Total equity (deficit)...................................................         (54,696)          (1,992)
                                                                                       ------------      -----------
          Total liabilities and equity (deficit)...................................    $    536,818      $   786,077
                                                                                       ============      ===========



      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                               -------
                                                                                       1998              1999
                                                                                       ----              ----
Cash flows from operating activities:
       Net income.........................................................        $    20,885         $    13,114
       Adjustments to reconcile net income to net cash
         Depreciation and amortization....................................             11,228              18,133
         Net loss on disposition of long-term assets......................                 74                   6
         Unrealized exchange gain (loss)..................................                444                (937)
         Restricted unit plan costs.......................................                562                 465
         Loss on extinguishment of debt...................................              6,056               8,164
         Income from discontinued operations..............................             (6,299)             (1,006)
         (Increase) decrease in receivables...............................                599             (13,950)
         Increase in inventories..........................................             (4,173)               (543)
         Decrease in accounts payable.....................................             (7,399)               (815)
         Increase (decrease) in accrued liabilities.......................            (11,470)              8,781
         Increase (decrease) in income taxes payable......................              6,593              (2,948)
         Increase in other liabilities and assets, net....................                596               4,301
                                                                                 ------------       -------------
             Net cash provided by continuing operations...................             17,696              32,765
                                                                                 ------------       -------------
Cash flows from investing activities:
       Capital expenditures...............................................            (14,745)            (15,410)
       Proceeds from sales or disposals of long term assets...............                136                   8
       Cash provided by discontinued operations...........................             14,179             118,095
       Acquisition of businesses net of cash acquired*....................            (90,935)           (282,564)
                                                                                 ------------       -------------
             Net cash used for investing activities.......................            (91,365)           (179,871)
                                                                                 ------------       -------------
Cash flows from financing activities:
       Proceeds from long-term debt.......................................            383,655             482,206
       Repayment of long-term debt........................................           (292,273)           (379,955)
       Other financing activities.........................................                (82)               (603)
       Dividends..........................................................             (1,048)             (1,037)
                                                                                 ------------       -------------
             Net cash provided by financing activities....................             90,252             100,611
                                                                                 ------------       -------------
       Effect of exchange rate changes on cash............................                (71)               (361)
                                                                                 ------------       -------------
Increase (decrease) in cash and cash equivalents..........................             16,512             (46,856)
Cash and cash equivalents at beginning of period..........................             20,401              61,310
                                                                                 ------------       -------------
Cash and cash equivalents at end of period................................        $    36,913         $    14,454
                                                                                  ===========         ===========

Supplemental information:
       Cash paid for income taxes.........................................        $    11,849         $    15,003
                                                                                  ===========         ===========
       Cash paid for interest.............................................        $    11,250         $     9,619
                                                                                  ===========         ===========
*Acquisition of businesses net of cash acquired:
       Working Capital, other than cash...................................        $   (14,303)        $   (30,522)
       Plant, property and equipment......................................            (36,436)            (71,990)
       Other assets.......................................................            (41,622)           (202,864)
       Noncurrent liabilities.............................................              1,426              22,812
                                                                                 ------------       -------------
         Net cash used to acquire businesses..............................        $   (90,935)        $  (282,564)
                                                                                  ===========         ===========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        GenTek Inc.'s ("GenTek" or the "Company") manufacturing and performance products businesses (the "GenTek Business") were formerly part of The General Chemical Group Inc. ("GCG"). GCG separated the GenTek Business from GCG's soda ash and calcium chloride business (the "Industrial Chemicals Business") through a spinoff (the "Spinoff"). GCG accomplished the Spinoff by transferring the GenTek Business to GenTek, and distributing the common stock of GenTek to GCG's shareholders on April 30, 1999 (the "Spinoff Date"). Since the Spinoff Date, GCG and GenTek have been separate, stand-alone companies with GenTek operating the GenTek Business, and GCG operating the Industrial Chemicals Business.

        The Spinoff has been treated as a reverse spinoff for financial statement purposes because the GenTek Business constitutes a greater proportion of GCG's assets and operations. Therefore, the Spinoff has been reflected, for financial statement presentation, as if GenTek formed a new company consisting of the Industrial Chemicals Business and distributed the stock of that company as a dividend to GenTek's stockholders, with the assets and operations of the Performance Products and Manufacturing Segments remaining with GenTek. Accordingly, the GenTek financial statements reflect the financial position and results of operations of the GenTek Business as continuing operations and the financial position and results of operations of the Industrial Chemicals Business as discontinued operations. The distribution of the net liabilities of the Industrial Chemicals Business has been recorded as a capital contribution to the Company.

        For the purpose of governing certain ongoing relationships between GCG and GenTek after the Spinoff and to provide mechanisms for an orderly transition, GCG and GenTek entered into various agreements which are described in Amendment No. 2 to the Registration Statement on Form 10 (file no. 001-14789) of GenTek (the "Form 10") filed with the SEC under the Securities Exchange Act of 1934.

        The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the Form 10.
                                      -4-

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 2 - DISCONTINUED OPERATIONS

        Discontinued operations represent the Industrial Chemical Business of GCG (see Note 1). Prior to the Spinoff Date an allocation of certain assets, liabilities and expenses was made related to discontinued operations. In the opinion of management, expenses were allocated to the discontinued operations in a reasonable and consistent basis using management's estimate of services provided to the discontinued business by GCG. General corporate overhead expenses were not allocated to discontinued operations. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the industrial chemicals business been operating as a stand-alone entity during the periods presented or expected to be incurred in the future.

        In connection with the Spinoff, General Chemical Industrial Products, Inc., a subsidiary of GCG issued and sold $100,000 aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2009 and entered into an $85,000 revolving credit facility. Out of the proceeds, approximately $130,000 was transferred to GCG and used to repay outstanding borrowings of GCG under its existing credit facilities prior to the Spinoff.

NOTE 3 - STOCKHOLDER'S EQUITY

        Prior to the Spinoff, a stockholder converted 5.8 million shares of GCG Class B Common Stock into an identical number of shares of GCG Common Stock. On the Spinoff Date, GCG issued shares of Common Stock and Class B Stock of GenTek and distributed them to the holders of GCG's stock on a one-for-one basis. Accordingly, as of the Spinoff Date, the equity accounts have been reclassified to reflect the formation of GenTek and the issuance of its stock by recording the par value of the stock issued and reclassifying all other equity to paid in capital.

        In conjunction with the Spinoff, the distribution of the net liabilities of the industrial chemicals business has been recorded as a capital contribution of $42,199 to the Company. Certain industrial chemical business asset and liability balances, including but not limited to pension, postretirement and deferred taxes, have been recorded based on preliminary estimates. As a result, the capital contribution recorded by the Company reflects these estimates and is subject to adjustment based on the final calculation of these balances.

NOTE 4 - COMPREHENSIVE INCOME

        Total comprehensive income is comprised of net income and foreign currency translation gains and losses. Total comprehensive income for the three months ended June 30, 1998 and 1999 was $11,082 and $3,739, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1999 was $20,814 and $12,953, respectively.

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

        The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share also includes the exercise of all stock options and restricted units, using the treasury stock method.

        The shares outstanding used for the basic and diluted earnings per common share computation are reconciled as follows:


                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                                       --------                          --------
                                                                 1998            1999             1998             1999
                                                                 ----            ----             ----             ----
Basic earnings per common share:
         Weighted average common shares
             outstanding............................           21,103,029        20,909,603       21,076,344       20,909,603
                                                            =============   ===============  ===============  ===============
Diluted earnings per common share:
         Weighted average common shares
             outstanding ............................          21,103,029        20,909,603       21,076,344       20,909,603
         Options.....................................             898,170           548,535          872,333          548,535
                                                            -------------   ---------------  ---------------  ---------------
               Total.................................          22,001,199        21,458,138       21,948,677       21,458,138
                                                            =============   ===============  ===============  ===============


        At June 30, 1998 and 1999 options to purchase 60,000 shares and 672,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007 through 2009, were still outstanding at June 30, 1999.

NOTE 6 - ACQUISITIONS

        On February 6, 1998, the Company acquired for $6,999 all of the outstanding stock of Sandco Automotive Ltd. ("Sandco"), a manufacturer of engine parts for the North American automobile industry and its aftermarket. On April 1, 1998, the Company acquired for $83,936 all of the outstanding stock of Reheis Inc. ("Reheis"), a leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids, as well as a supplier of pharmaceutical intermediates and other products. On February 11, 1999, the Company acquired for $58,020 the shares of Defiance Inc. ("Defiance"), a manufacturer of specialty antifriction bearings for the transportation industry and a provider of vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. On April 6, 1999, the Company acquired for approximately $220,000 the shares of Noma Industries Limited ("Noma"), a leading North American producer of insulated wire and wire-related products for the automotive, appliance and electronic industries. Funding for these transactions was provided by existing cash and borrowings under GCG's revolving credit facility. The acquisitions are accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the financial statements from the date of their respective acquisitions. The allocation of purchase price of Defiance and Noma is based on valuation information

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

available to the Company which is subject to change as such information is finalized. Goodwill is being amortized on a straight line basis over a period which ranges from 25 to 35 years. The following proforma information presents the results of operations as if the Defiance and Noma acquisitions had occurred on January 1, 1998. The proforma information has been prepared for comparative purposes and is not necessarily indicative of what would have occurred had the acquisitions occurred on such date or of results which may occur in the future. Had the acquisitions occurred as of January 1, 1998, net sales would have been $805,584 and $424,930, income before extraordinary items would have been $59,854 ($2.74 per share) and $18,751 ($0.87 per share) and net income would have been $56,193 ($2.57 per share) and $13,812 ($0.64 per share) for the year ended December 31, 1998 and the six months ended June 30, 1999.

NOTE 7 - ADDITIONAL FINANCIAL INFORMATION

        The components of inventories were as follows:

                                                                        DECEMBER 31,      JUNE 30,
                                                                            1998            1999
                                                                            ----            ----
                                                                                         (UNAUDITED)
             Raw materials .................................           $    11,395      $    25,996
             Work in process................................                 6,049           12,124
             Finished products..............................                15,706           22,763
             Supplies and containers........................                 4,469            4,455
                                                                       -----------      -----------
                                                                       $    37,619      $    65,338
                                                                       ===========      ===========


NOTE 8 - LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                      DECEMBER 31,      JUNE 30,
                                                                      MATURITIES          1998            1999
                                                                      ----------          ----            ----
                                                                                                      (UNAUDITED)
             Bank Term Loan A - floating rate...................       2000-2004      $   100,000     $        --
             Bank Term Loan B - floating rate...................       1999-2006          199,000              --
             Tranche A Term Loan - floating rate...............        2000-2005               --         100,000
             Tranche B Term Loan - floating rate................       1999-2007               --         150,000
             $300,000 Revolving Credit Facility -
              floating rate.....................................          2005                 --         235,000
             Canada Senior Notes - 9.09%........................          1999             48,269              --
             General Chemical Canada Limited
               Revolving Credit Facility - floating rate........          2000              3,877              --
             Other Debt - floating rate.........................                            6,385          16,302
                                                                                      -----------     -----------
                   Total Debt...................................                          357,531         501,302
                   Less:  Current Portion.......................                           50,802           3,239
                                                                                      -----------     -----------
                   Net Long-Term Debt...........................                      $   306,729     $   498,063
                                                                                      ===========     ===========


                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

        On April 30, 1999, the Company entered into a new credit facility with a syndicate of banks and other financial institutions consisting of a $100,000 Term Loan ("Tranche A") maturing on April 30, 2005, a $150,000 Term Loan ("Tranche B") maturing on April 30, 2007 and a $300,000 Revolving Credit Facility maturing on April 30, 2005. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate. Tranche A is payable in consecutive quarterly installments commencing September 30, 2000. Tranche B is payable in consecutive quarterly installments commencing September 30, 1999. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries, Noma and its subsidiaries and 65 percent of the capital stock of the Company's other foreign subsidiaries. The facility is guaranteed by all of the Company's domestic subsidiaries. The proceeds were used to repay outstanding borrowings of GCG under its existing credit facilities prior to the Spinoff, resulting in an extraordinary loss from the extinguishment of debt of $4,939, net of a tax benefit of $3,225.

NOTE 9 - DIVIDENDS

        On June 9, 1999, GenTek's Board of Directors declared a quarterly cash dividend of $.05 per share of Common Stock and Class B Common Stock, payable July 7, 1999, to shareholders of record on June 23, 1999.

NOTE 10 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

        The Company is party to a management agreement with Latona Associates ("Latona") under which the Company receives strategic management, business, financial and administrative advisory services. The Company's controlling shareholder and Chairman of the Board also controls Latona. Prior to the Spinoff, Latona provided these services to the GenTek Business pursuant to its agreement with GCG. The Company was charged $2,390 and $2,493 for the six months ended June 30, 1998 and 1999, respectively. In connection with the Spinoff, Latona agreed to provide its services separately to GenTek and GCG. GenTek will pay Latona, for periods subsequent to the Spinoff, a quarterly fee of $1,125, to be adjusted after 1999 for increases in U.S. CPI. In addition, if Latona provides advisory services to GenTek in connection with any acquisition, business combination or other strategic transaction, GenTek will pay Latona Associates additional fees comparable with fees received by investment banking firms for such services. During 1998, the GCG paid Latona $500 in connection with acquisitions relating to the GenTek Business. During 1999 GenTek paid Latona fees of $1,850 in the aggregate in connection with the acquisitions of Defiance and Noma. The management agreement expires on December 31, 2004.

TRANSITION SUPPORT AGREEMENT

        After the Spinoff, GenTek provides GCG with certain administrative services pursuant to the Transition Support Agreement. For the second quarter of 1999, GenTek charged GCG $618 for various services provided pursuant related to this agreement.

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


OTHER TRANSACTIONS

        GCG supplies soda ash and calcium chloride to General Chemical Corporation ("GCC"), a wholly-owned subsidiary of GenTek. For the six months ended June 30, 1998 and 1999, purchases from GCG amounted to $3,434 and $5,106, respectively.

NOTE 11 - SEGMENT INFORMATION

        Industry segment information for continuing operations is summarized as follows:

                                                                     TOTAL REVENUES              OPERATING PROFIT
                                                                    SIX MONTHS ENDED             SIX MONTHS ENDED
                                                                    ----------------             ----------------
                                                                         JUNE 30,                     JUNE 30,
                                                                         --------                     --------
                                                                   1998          1999           1998          1999
                                                                   ----          ----           ----          ----
           Performance Products..............................  $   154,800    $   165,409   $    24,987    $    21,774
           Manufacturing.....................................       64,091        180,080        15,228         28,737
                                                               -----------   ------------   -----------    -----------
                    Total Segment............................      218,891        345,489        40,215         50,511
           Eliminations and other corporate expenses.........           --             --        (1,963)        (9,012)
                                                               -----------   ------------   -----------    -----------
           Consolidated......................................  $   218,891    $   345,489        38,252         41,499
                                                               ===========    ===========
           Interest expense..................................                                     6,527         12,301
           Other expense (income), net.......................                                        69           (843)
                                                                                            -----------    -----------
           Consolidated income from continuing
               operations before income taxes................                               $    31,656    $    30,041
                                                                                            ===========    ===========


                                                                   IDENTIFIABLE ASSETS
                                                                   -------------------
                                                              DECEMBER 31,      JUNE 30,
                                                              ------------      --------
                                                                   1998          1999
                                                                   ----          ----
           Performance Products..........................      $   381,202   $   327,090
           Manufacturing.................................           78,267       458,112
           Corporate.....................................            2,057           875
                                                               -----------   -----------
           Consolidated..................................      $   461,526   $   786,077
                                                               ===========   ===========

                                   GENTEK INC.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

        On July 2, 1999, the Company acquired the Structural Kinematics business from EG&G, Inc. Structural Kinematics is a leading provider of testing and engineering services to the automotive, truck and agricultural industries. On July 12, 1999, the Company announced that it has agreed to purchase
Berlin-based Krone AG from Jenoptik AG for approximately $222,000, including the assumption of approximately $63,000 of debt. Krone is a leading global supplier of connector technology for telecommunications and data networks. The Krone acquisition is expected to be completed during the third quarter. The acquisitions will be financed through existing credit facilities.

        On August 9, 1999, the Company issued $200,000 11% Senior Subordinated Notes due 2009 under Rule 144A of the Securities Act of 1933. The Company used the net proceeds to repay a portion of the borrowings outstanding under its revolving credit facility. The net proceeds of this offering were $194,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 1999 Compared with December 31, 1998

Financial Condition

        Cash and cash equivalents were $14.5 million at June 30, 1999 compared with $61.3 million at yearend 1998. During the first six months of 1999, the Company generated cash flow from continuing operations of $32.8 million, had net proceeds from debt of $482.2 million and cash flow from discontinued operations of $118.1 million, which was used to fund acquisitions of $282.6 million, to repay debt of $380.0 million and for capital expenditures of $15.4 million.

        The Company had working capital of $76.3 million at June 30, 1999 as compared with $17.3 million at December 31, 1998. This increase in working capital principally reflects the working capital of the newly acquired companies partially offset by lower cash balances.

        The increases in property, plant and equipment, goodwill and long-term debt reflect the assets and debt related to the Defiance and Noma acquisitions.

        On July 2, 1999, the Company acquired the Structural Kinematics business from EG&G, Inc. Structural Kinematics is a leading provider of testing and engineering services to the automotive, truck and agricultural industries. On July 12, 1999, the Company announced that it has agreed to purchase Berlin-based Krone AG from Jenoptik AG for approximately $222.0 million, including the assumption of approximately $63,000 of debt. Krone is a leading global supplier of connector technology for telecommunications and data networks.
The Krone acquisition is expected to be completed during the third quarter.
The acquisitions will be financed through existing credit facilities. The Company expects to have increased leverage as a result of the Krone acquisition.

        On August 9, 1999, the Company issued $200.0 million 11% Senior Subordinated Notes due 2009. The net proceeds of the offering were $194.0 million. The Company used the net proceeds to repay a portion of the borrowing outstanding under its revolving credit facility.

Results of Operations

        Net revenues for the three and six month periods ended June 30, 1999 increased 84 percent and 58 percent to $217.7 million and $345.5 million, respectively, from $118.4 million and $218.9 million, for the comparable periods in 1998. These increases were primarily in the Manufacturing Segment due to the acquisitions of Defiance and Noma and higher unit volume of automotive engine components.

        Gross profit for the three and six month periods ended June 30, 1999 increased $16.8 million and $22.7 million, respectively, over the comparable prior year periods. These increases were principally related to the abovementioned acquisitions in the Manufacturing Segment. Gross profit as a percentage of net revenues for the first six months of 1999 was 25.3 percent compared to 29.5 percent for the prior year. This decrease is principally due to lower margins in the acquired businesses and pricing pressures in certain of the Company's performance chemical markets.

        Selling, general and administrative expense increased $15.1 million and $19.4 million for the three and six month periods ended June 30, 1999 as compared to the prior year levels, principally due to the abovementioned acquisitions and a $6.2 million one-time charge recorded in the second quarter of 1999 primarily related to the Spinoff. Selling, general and administrative expense as a percentage of net revenues for the first six months of 1999 was
13.3 percent as compared to 12.1 percent for the comparable period in 1998, principally due to the abovementioned one-time charge of $6.2 million.

        Interest expense was $8.0 million and $12.3 million for the three and six month periods ended June 30, 1999 as compared with $3.9 million and $6.5 million for the comparable periods of 1998 principally due to higher outstanding debt balances following the 1998 and 1999 acquisitions.

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

        On August 9, 1999, the Company issued $200,000 11% Senior Subordinated Notes due 2009. The net proceeds of this offering were $xxxxxxxx million.
The Company used the net proceeds to repay a portion of the borrowings outstanding under its revolving credit facility. The Company expects to use cash on hand and borrowings under its revolving credit facility to pay the purchase price for Krone.

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

        Pursuant to agreements entered into in connection with the Spinoff, GenTek provides GCG with MIS and MIS-supported functions, including MIS personnel, hardware and software on a service contract basis. GenTek will provide these services to GCG through approximately December 2001. During this period, GenTek will provide to GCG the services related to the mitigation and remediation of the potential impact of Year 2000 problems on the industrial chemicals business.

        The Company completed its assessment of its Year 2000 compliance status in early 1997 and began work on its remediation program immediately thereafter. The Company's remediation program has been structured to address its information and noninformation technology hardware, software, facilities and equipment (collectively, "Systems"). GenTek has spent approximately $1.0 million to replace or reprogram existing Systems for the Year 2000 compliance program. All material Systems were Year 2000 compliant by March 31, 1999 and substantially all Systems will be Year 2000 compliant by December 31, 1999, except those for Noma and Definance. In the event that the Company's material Systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

        In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, including the railroad and trucking companies used to ship its products or to transport raw materials to its manufacturing facilities. Based on currently available information, the Company does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status or its potential effect on the Company. The Company believes there exists a sufficient number of suppliers of raw materials for the Company so that if any supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely manner or on terms comparable with those of its current suppliers. If the railroads or trucking companies that ship its products or raw materials fail to be Year 2000 compliant, the Company may not be able to arrange alternative and timely means to ship its goods or raw materials, which could lead to interruptions or slowdowns in its business. The Company is preparing for the possible use of alternative suppliers and means of transportation, possible adjustment of raw materials and product inventory levels and contingencies with respect to potential energy source interruptions, all in an effort to minimize the effects, if any, of Year 2000 related interruptions or slowdowns caused by suppliers and transporters.

        Before proceeding with the acquisitions of Defiance and Noma and as part of its acquisition-related due diligence, the Company reviewed Year 2000-related concerns for Defiance and Noma and received assurances from their respective managements that their businesses are, or prior to yearend 1999 will be, materially Year 2000 compliant. As part of its preacquisition due diligence, the Company reviewed, for Defiance, the assessments and reports prepared by its outside consultants and, for Noma, the periodic internal reports prepared by MIS personnel for senior management. Management has completed its own assessment for Noma's and Defiance's Systems, and the Company expects that their material Systems will be Year 2000 compliant by December 31, 1999. The Company estimates that it will spend approximately $.8 million to replace or reprogram Noma's and Defiance's existing Systems for Year 2000 compliance. As of June 30, 1999 approximately $.6 million has been spent. In the event that the material Systems for Noma and Defiance are not Year 2000 compliant, the Company may experience reductions or interruptions in their operations which could have a material adverse effect on the Company's results of operations or financial condition.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

                 27.01 Financial Data Schedule.

           (b) No reports were filed on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      GENTEK INC.
                                     -------------------------------------------
                                                      Registrant

Date  August 5, 1999                /s/ Richard R. Russell
     ----------------               --------------------------------------------
                                    RICHARD R. RUSSELL
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date  August 5, 1999                /s/ William C. Keightley
     ----------------               --------------------------------------------
                                    WILLIAM C. KEIGHTLEY
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION                                  PAGE
-----------                        -----------                                  ----

   27       Financial Data Schedule............................................  17
