Form 10-Q
period 1999-09-30
GENTEK INC
filed 1999-11-15
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                                       OR
|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes |X|  No |_|

The number of shares of Common Stock outstanding at October 31, 1999 was 16,859,825. The number of shares of Class B Common Stock outstanding at October 31, 1999 was 3,958,421.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

      Item 1. Financial Statements

      Consolidated Statements of Operations - Three Months and Nine Months
       Ended September 30, 1998 and 1999.............................       1

      Consolidated Balance Sheets - December 31, 1998 and
       September 30, 1999............................................       2

      Consolidated Statements of Cash Flows - Nine Months Ended
       September 30, 1998 and 1999...................................       3

      Notes to the Consolidated Financial Statements.................      4-9

   Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................     10-12

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk      12

PART II. OTHER INFORMATION:

   Item 1.  Legal Proceedings........................................      13

   Item 2.  Changes in Securities and Use of Proceeds................      13

   Item 3.  Defaults upon Senior Securities..........................      13

   Item 4.  Submission of Matters to a Vote of Security Holders......      13

   Item 5.  Other Information........................................      14

   Item 6.  Exhibits and Reports on Form 8-K.........................      14

   SIGNATURES........................................................      15

   EXHIBIT INDEX.....................................................      16

   EXHIBITS..........................................................      17

Item 1.  Financial Statements

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                                   -------------             -------------
                                                                 1998         1999         1998        1999
                                                              ---------    ---------    ---------   ---------

Net revenues ..............................................   $ 112,562    $ 263,834    $ 331,453   $ 609,324
Cost of sales .............................................      80,692      195,792      234,935     453,938
Selling, general and administrative expense ...............      13,951       34,159       40,347      80,003
                                                              ---------    ---------    ---------   ---------
    Operating profit ......................................      17,919       33,883       56,171      75,383
Interest expense ..........................................       4,099       13,077       10,626      25,378
Interest income ...........................................         336          146          678         739
Foreign currency transaction (gains) losses ...............         107         (787)         398      (1,175)

Other (income) expense, net ...............................        (109)         123           11         262
                                                              ---------    ---------    ---------   ---------
    Income from continuing operations before income
     taxes and extraordinary item .........................      14,158       21,616       45,814      51,657
Income tax provision ......................................       5,432       10,896       18,841      23,890
                                                              ---------    ---------    ---------   ---------
    Income from continuing operations before
     extraordinary item ...................................       8,726       10,720       26,973      27,767
Income from discontinued operations (net of tax)  .........       3,040           --        9,339       1,006
                                                              ---------    ---------    ---------   ---------
    Income before extraordinary item ......................      11,766       10,720       36,312      28,773
Extraordinary item - loss from  extinguishment of debt (net
 of tax of $2,395 and $3,231, respectively) ...............          --           --        3,661       4,939
                                                              ---------    ---------    ---------   ---------
        Net income ........................................   $  11,766    $  10,720    $  32,651   $  23,834
                                                              =========    =========    =========   =========


Earnings per common share - basic:
Income from continuing operations .........................   $     .42    $     .51    $    1.28   $    1.32
Income from discontinued operations (net of tax)  .........         .14           --          .44         .05
Extraordinary item - loss from  extinguishment of debt
 (net of tax) .............................................          --           --          .17         .23
                                                              ---------    ---------    ---------   ---------
        Net income ........................................   $     .56    $     .51    $    1.55   $    1.14
                                                              =========    =========    =========   =========

Earnings per common share - assuming dilution:
Income from continuing operations .........................   $     .40    $     .50    $    1.23   $    1.29
Income from discontinued operations (net of tax)  .........         .14           --          .43         .05
Extraordinary item - loss from  extinguishment of debt
 (net of tax) .............................................          --           --          .17         .23
                                                              ---------    ---------    ---------   ---------
        Net income ........................................   $     .54    $     .50    $    1.49   $    1.11
                                                              =========    =========    =========   =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                             ASSETS
                                                                December 31,   September 30,
                                                                -----------    ------------
                                                                    1998          1999
                                                                -----------    -----------
                                                                               (unaudited)
Current assets:
     Cash and cash equivalents ..............................   $    61,310    $    34,459
     Receivables, net .......................................        60,620        211,999
     Inventories ............................................        37,619        118,012
     Deferred income taxes ..................................        11,494         27,645
     Other current assets ...................................           826         25,108
                                                                -----------    -----------
       Total current assets .................................       171,869        417,223
Property, plant and equipment, net ..........................       196,526        353,096
Goodwill, net of amortization ...............................        71,444        393,357
Other assets ................................................        21,687         31,808
Net assets of discontinued operations .......................        75,292             --
                                                                -----------    -----------
       Total assets .........................................   $   536,818    $ 1,195,484
                                                                ===========    ===========

                                 LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ........................................   $    42,813    $    90,052
    Accrued liabilities .....................................        60,925        161,752
    Current portion of long-term debt .......................        50,802         43,236
                                                                -----------    -----------
       Total current liabilities ............................       154,540        295,040
Long-term debt ..............................................       306,729        712,204
Other liabilities ...........................................       130,245        175,755
                                                                -----------    -----------
       Total liabilities ....................................       591,514      1,182,999
                                                                -----------    -----------
Equity (deficit):
    Preferred Stock, $.01 par value; authorized 10,000,000
     shares; none issued or outstanding .....................            --             --
    Common Stock, $.01 par value; authorized 100,000,000
     shares; issued:  12,654,489 and 16,876,017 shares at
     December 31, 1998 and September 30, 1999, respectively .           127            168
    Class B Common Stock, $.01 par value; authorized
     40,000,000 shares; issued and outstanding:
     9,758,421 and 3,958,421  shares at December 31, 1998 and
     September 30, 1999, respectively .......................            97             40
    Capital deficit .........................................      (182,563)          (848)
    Accumulated other comprehensive income ..................        (2,446)            98
    Retained earnings .......................................       162,378         13,289
    Treasury stock, at cost: 1,641,166 and 16,192 shares at
     December 31, 1998 and September 30, 1999, respectively .       (32,289)          (262)
                                                                -----------    -----------
       Total equity (deficit) ...............................       (54,696)        12,485
                                                                -----------    -----------
       Total liabilities and equity (deficit) ...............   $   536,818    $ 1,195,484
                                                                ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                         -----------------
                                                                       1998          1999
                                                                    ----------    ---------
Cash flows from operating activities:
     Net income ..................................................   $  32,651    $  23,834
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..............................      17,539       31,156
      Net loss on disposition of long-term assets ................         113          219
      Unrealized exchange gain (loss) ............................         898         (779)
      Restricted unit plan costs .................................         843          607
      Loss on extinguishment of debt .............................       6,056        8,170
      Income from discontinued operations ........................      (6,680)      (1,006)
      Increase in receivables ....................................      (4,547)     (21,875)
      Increase in inventories ....................................      (3,060)         (77)
      (Decrease) in accounts payable .............................      (1,207)      (1,331)
      Increase (decrease) in accrued liabilities .................      (2,438)      11,251
      Increase  (decrease)  in other  liabilities  and assets, net      (7,601)      (3,165)
                                                                     ---------    ---------
         Net cash provided by continuing operations ..............      32,567       47,004
                                                                     ---------    ---------
Cash flows from investing activities:
     Capital expenditures ........................................     (22,185)     (22,258)
     Proceeds  from  sales or  disposals  of long term assets ....         256          354
     Cash provided by discontinued operations ....................      19,509     (122,711)
     Acquisition of businesses net of cash acquired* .............     (90,935)    (445,020)
                                                                     ---------    ---------
         Net cash used for investing activities ..................     (93,355)    (341,213)
                                                                     ---------    ---------
Cash flows from financing activities:
     Proceeds from long-term debt ................................     383,428      846,827
     Repayment of long-term debt .................................    (290,804)    (573,435)
     Payment to acquire treasury stock ...........................      (4,000)        (635)
     Exercise of stock options ...................................         314           --
     Dividends ...................................................      (2,099)      (2,079)
                                                                     ---------    ---------
         Net cash provided by financing activities ...............      86,839      270,678
                                                                     ---------    ---------
     Effect of exchange rate changes on cash .....................        (368)        (320)
                                                                     ---------    ---------
Increase (decrease) in cash and cash equivalents .................      25,683      (26,851)
Cash and cash equivalents at beginning of period .................      20,401       61,310
                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................   $  46,084    $  34,459
                                                                     =========    =========

Supplemental information:
     Cash paid for income taxes ..................................   $  16,721    $  25,020
                                                                     =========    =========

     Cash paid for interest ......................................   $  16,830    $  17,696
                                                                     =========    =========

*Purchase of businesses net of cash acquired:
     Working Capital, other than cash ............................   $ (14,303)   $ (79,008)
     Plant, property and equipment ...............................     (36,436)    (158,078)
     Other assets ................................................     (41,622)    (341,309)
     Noncurrent liabilities ......................................       1,426      133,375
                                                                     ---------    ---------
      Net cash used to acquire businesses ........................   $ (90,935)   $(445,020)
                                                                     =========    =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 1999
                             (Dollars in thousands)
                                   (unaudited)


Note 1 - Basis of Presentation

      GenTek Inc.'s ("GenTek" or the "Company") manufacturing and performance products businesses owned by the Company as of April 30, 1999 (the "GenTek Business") were formerly part of The General Chemical Group Inc. ("GCG"). GCG separated the GenTek Business from GCG's soda ash and calcium chloride business (the "Industrial Chemicals Business") through a spinoff (the "Spinoff"). GCG accomplished the Spinoff by transferring the GenTek Business to GenTek, and distributing the common stock of GenTek to GCG's shareholders on April 30, 1999 (the "Spinoff Date"). Since the Spinoff Date, GCG and GenTek have been separate, stand-alone companies with GenTek operating the GenTek Business, and GCG operating the Industrial Chemicals Business.

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

      For the purpose of governing certain ongoing relationships between GCG and GenTek after the Spinoff and to provide mechanisms for an orderly transition, GCG and GenTek entered into various agreements which are described in Amendment No. 2 to the Registration Statement on Form 10 (file no. 001-14789) of GenTek (the "Form 10") filed with the Securities and Exchange Act of 1934.

      The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the Form 10.

                                   GENTEK INC.

             For the three and nine months ended September 30, 1999
                             (Dollars in thousands)
                                   (unaudited)

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

      In connection with the Spinoff, General Chemical Industrial Products, a subsidiary of GCG, entered into certain financing arrangements prior to the completion of the Spinoff. Out of the proceeds, approximately $130,000 was used to repay outstanding borrowings of GCG under credit facilities existing prior to the Spinoff.

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

      In conjunction with the Spinoff, the distribution of the net liabilities of the industrial chemicals business has been recorded as a capital contribution of $46,815 to the Company. Certain industrial chemical business asset and liability balances, including but not limited to pension, postretirement and deferred taxes, have been recorded based on preliminary estimates. As a result, the capital contribution recorded by the Company reflects these estimates and is subject to adjustment based on the final calculation of these balances.

Note 4 - Comprehensive Income

      Total comprehensive income is comprised of net income and foreign currency translation gains and losses. Total comprehensive income for the three months ended September 30, 1998 and 1999 was $11,824 and $10,764, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1999 was $32,638 and $24,063, respectively.

Note 5 - Earnings Per Share

      The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share also includes the exercise of all stock options and restricted units, using the treasury stock method.

                                   GENTEK INC.

             For the three and nine months ended September 30, 1999
                             (Dollars in thousands)
                                   (unaudited)

      The shares outstanding used for the basic and diluted earnings per common share computation are reconciled as follows:

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                     -----------------------   -----------------------
                                        1998         1999         1998         1999
                                     ----------   ----------   ----------   ----------
Basic earnings per common share:
    Weighted average common
     shares outstanding ..........   21,099,838   20,989,245   21,085,181   20,942,676
                                     ==========   ==========   ==========   ==========
Diluted earnings per common share:
    Weighted average common
     shares outstanding ..........   21,099,838   20,989,245   21,085,181   20,942,676
    Options ......................      776,724      442,800      894,297      494,766
                                     ----------   ----------   ----------   ----------
        Total ....................   21,876,562   21,432,045   21,979,478   21,437,442
                                     ==========   ==========   ==========   ==========

      At September 30, 1998 and 1999 options to purchase 423,500 shares and 1,574,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire from 2007 through 2009, were still outstanding at September 30, 1999.

Note 6 - Acquisitions

      On February 23, 1999, the Company acquired for $58,020 through a cash tender offer, Defiance Inc. ("Defiance"), a manufacturer of specialty antifriction bearings for the transportation industry and a provider of vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. On April 6, 1999, the Company acquired for approximately $220,000 Noma Industries Limited ("Noma"), a leading North American producer of insulated wire and wire-related products for the automotive, appliance and electronic industries. On August 20, 1999, the Company acquired for approximately $222,000, including approximately $63,000 in assumed debt, Berlin-based Krone AG from Jenoptik AG. Krone is a leading global supplier of connection and distribution technology for telecommunications and data networks. In addition, during the third quarter the Company made two small acquisitions (Structural Kinematics, a leading provider of testing and engineering services to the automotive, truck and agricultural equipment industries, and the business of Pacific Pac International Inc. ("Pacific Pac"), a supplier of ultra high-purity solvents to the electronics industry).
Funding for these transactions was provided by existing cash and borrowings under the Company's existing debt and credit facilities. The acquisitions are accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the financial statements from the date of their respective acquisitions. The allocation of purchase price of Defiance, Noma, Structural Kinematics, Krone and Pacific Pac is based on valuation information available to the Company which is subject to change as such information is finalized. Goodwill is being amortized on a straight line basis over a period which ranges from 25 to 35 years. The following proforma information presents the results of operations as if the acquisitions had occurred on January 1, 1998. The proforma information has been prepared for comparative purposes and is not necessarily indicative of what would have occurred had the acquisitions occurred on such date or of results which may occur in the future. Had the acquisitions occurred as of January 1, 1998, net sales would have been $1,135,000 and $896,917 income before extraordinary items would have been $26.522 ($1.21 per share) and $26,392 ($1.23 per share) and net income would have been $33,160 ($1.51 per share) and $22,459 ($1.05 per share) for 1998 and the nine months ended September 30, 1999.

Note 7 - Additional Financial Information

      The components of inventories were as follows:

                                                  December 31,     September 30,
                                                  ------------     -------------
                                                      1998              1999
                                                    --------         ----------
                                                                     (unaudited)

Raw materials ............................          $ 11,395         $ 43,622
Work in process ..........................             6,049           22,054
Finished products ........................            15,706           47,759
Supplies and containers ..................             4,469            4,577
                                                    --------         ----------
                                                    $ 37,619         $118,012
                                                    ========         ==========

Note 8 - Long-Term Debt

      Long-term debt consists of the following:

                                                               December 31,  September 30,
                                                               -----------   -------------
                                                  Maturities       1998          1999
                                                  ----------   -----------   -------------
                                                                              (unaudited)
Bank Term Loans - floating rates .............     1999-2007     $299,000       $249,625
$300,000 Revolving Credit Facility -
 floating rate ...............................        2005             --        215,000
Senior Subordinated Notes - 11% ..............        2009             --        200,000
Canada Senior Notes - 9.09% ..................        1999         48,269             --
General Chemical Canada Limited
  Revolving Credit Facility - floating rate ..        2000          3,877             --
Other Debt - floating rate ...................                      6,385         90,815
                                                                 --------       --------
    Total Debt ...............................                    357,531        755,440
    Less: Current Portion ....................                     50,802         43,236
                                                                 --------       --------
    Net Long-Term Debt .......................                   $306,729       $712,204
                                                                 ========       ========

      On April 30, 1999, the Company entered into a new credit facility with a syndicate of banks and other financial institutions consisting of a $100,000 Term Loan ("Tranche A") maturing on April 30, 2005, a $150,000 Term Loan ("Tranche B") maturing on April 30, 2007 and a $300,000 Revolving Credit Facility maturing on April 30, 2005. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate. Tranche A is payable in consecutive quarterly installments commencing September 30, 2000. Tranche B is payable in consecutive quarterly installments which commenced on July 31, 1999. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries, and 65 percent of the capital stock of the Company's foreign subsidiaries. The proceeds were used to repay

                                   GENTEK INC.

             For the three and nine months ended September 30, 1999
                             (Dollars in thousands)
                                   (unaudited)

outstanding borrowings of GCG under its existing credit facilities prior to the Spinoff, resulting in an extraordinary loss from the extinguishment of debt of $4,939, net of a tax benefit of $3,231.

      On August 9, 1999, the Company issued $200,000 11% Senior Subordinated Notes due 2009. Net proceeds of the offering of $194,000 were used to repay a portion of the borrowing outstanding under the Company's Revolving Credit Facility.

Note 9 - Dividends

      On September 21, 1999, GenTek's Board of Directors declared a quarterly cash dividend of $.05 per share of Common Stock and Class B Common Stock, payable October 16, 1999, to shareholders of record on October 1, 1999.

Note 10 - Related Party Transactions

Management Agreement

      The Company is party to a management agreement with Latona Associates ("Latona") which is controlled by a stockholder of the Company under which the Company receives corporate supervisory and administrative services and strategic guidance. Prior to the Spinoff, Latona provided these services to the GenTek Business pursuant to its agreement with GCG. The Company was charged $3,369 and $3,618 for the nine months ended September 30, 1998 and 1999, respectively. In connection with the Spinoff, Latona agreed to provide its services separately to GenTek and GCG. GenTek pays Latona, for periods subsequent to the Spinoff, a quarterly fee of $1,125, to be adjusted after 1999 for increases in U.S. CPI. In addition, if Latona provides advisory services to GenTek in connection with any acquisition, business combination or other strategic transaction, GenTek will pay Latona Associates additional fees comparable with fees received by investment banking firms for such services. During 1998, the Company paid Latona $500 in connection with acquisitions. During 1999, GenTek was charged fees of $3,600 in the aggregate in connection with the acquisitions of Defiance, Noma and Krone. GenTek's agreement with Latona expires on December 31, 2004.

Transition Support Agreement

      After the Spinoff, GenTek provides GCG with certain administrative services pursuant to the Transition Support Agreement. For the three and nine months ended September 30, 1999, GenTek charged GCG $916 and $1,534, respectively, related to this agreement.

Other Transactions

      GCG supplies soda ash and calcium chloride to General Chemical Corporation ("GCC"), a wholly-owned subsidiary of GenTek. For the nine months ended September 30, 1998 and 1999, purchases from GCG amounted to $4,045 and $10,045, respectively.

                                   GENTEK INC.

             For the three and nine months ended September 30, 1999
                             (Dollars in thousands)
                                   (unaudited)

Note 11 - Segment Information

      Industry segment information for continuing operations is summarized as follows:

                                                Total Revenues           Operating Profit
                                               Nine Months Ended         Nine Months Ended
                                            -----------------------   ------------------------
                                                  September 30,             September 30,
                                            -----------------------   ------------------------
                                               1998         1999         1998          1999
                                            ----------   ----------   ----------    ----------

Performance Products ....................   $  238,265   $  254,613   $   39,188    $   34,071
Manufacturing ...........................       93,188      315,102       21,842        48,939
Telecommunications Equipment ............           --       39,609           --         2,941
                                            ----------   ----------   ----------    ----------
      Total Segment .....................      331,453      609,324       61,030        85,951
Eliminations and other corporate expenses           --           --       (4,859)      (10,568)
                                            ----------   ----------   ----------    ----------
Consolidated ............................   $  331,453   $  609,324       56,171        75,383
                                            =========    ==========
Interest expense ........................                                 10,626        25,378
Other income, net .......................                                    269         1,652
                                                                      ----------    ----------
Consolidated income from continuing
 operations before income taxes .........                             $   45,814    $   51,657
                                                                      ==========    ==========

                                               Identifiable Assets
                                           --------------------------
                                           December 31, September 30,
                                           -----------  -------------
                                                1998         1999
                                           -----------  -------------

 Performance Products ...................   $  381,202   $  344,737
 Manufacturing ..........................       78,267      483,703
 Telecommunications Equipment ...........           --      358,152
 Corporate ..............................        2,057        8,892
                                            ----------   ----------
 Consolidated ...........................   $  461,526   $1,195,484
                                            ==========   ==========

      The Telecommunications Equipment segment is comprised of the businesses of Krone which were acquired by the Company on August 20, 1999. Krone is a leading global supplier of connection and distribution technology for telecommunications and data networks.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

September 30, 1999 Compared with December 31, 1998

      On February 23, 1999, the Company acquired Defiance Inc., a manufacturer of specialty antifriction bearings for the transportation industry and a provider of vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. On April 6, 1999, the Company acquired Noma Industries Limited, a leading North American producer of insulated wire and wire-related products for the automotive, appliance and electronic industries. On July 2, 1999, the Company acquired Structural Kinematics, a leading provider of testing and engineering services to the automotive, truck and agricultural equipment industries. On August 20, 1999, the Company acquired Berlin-based Krone AG, a leading global supplier of connection and distribution technology for telecommunications and data networks. On September 3, 1999, the Company acquired the business of California-based Pacific Pac International Inc., a supplier of ultra high-purity solvents to the electronics industry. Funding for these transactions was provided by existing cash, and borrowings under the Company's existing debt and credit facilities.

Results of Operations

      Net revenues for the three and nine month periods ended September 30, 1999 increased 134 percent and 84 percent to $263.8 million and $609.3 million, respectively, from $112.6 million and $331.5 million, for the comparable periods in 1998. These increases were primarily due to the acquisitions completed during 1999.

      Gross profit for the three and nine month periods ended September 30, 1999 increased $36.2 million and $58.9 million, respectively, over the comparable prior year periods. These increases were principally related to the abovementioned acquisitions in the Manufacturing Segment. Gross profit as a percentage of net revenues for the first nine months of 1999 was 25 percent compared to 29 percent for the prior year. This decrease is principally due to lower margins in the acquired businesses and pricing pressures in certain of the Company's performance chemical markets.

      Selling, general and administrative expense increased $20.2 million and $39.7 million for the three and nine month periods ended September 30, 1999 as compared to the prior year levels, principally due to the abovementioned acquisitions and a $6.2 million one-time charge recorded in the second quarter of 1999 primarily related to the Spinoff. Selling, general and administrative expense as a percentage of net revenues for the first nine months of 1999 was 13 percent as compared to 12 percent for the comparable period in 1998, principally due to the abovementioned one-time charge of $6.2 million.

      Interest expense was $13.1 million and $25.4 million for the three and nine month periods ended September 30, 1999 as compared with $4.1 million and $10.6 million for the comparable periods of 1998 principally due to higher outstanding debt balances following the 1998 and 1999 acquisitions.

Financial Condition, Liquidity and Capital Resources

      Cash and cash equivalents were $34.5 million at September 30, 1999 compared with $61.3 million at year-end 1998. During the first nine months of 1999, the Company generated cash flow from continuing operations of $47.0 million, had net proceeds from debt of $846.8 million and cash flow from discontinued operations of $122.7 million, which was used to fund acquisitions of $445.0 million, repay debt of $573.4 million and make capital expenditures of $22.3 million.

      The Company had working capital of $122.2 million at September 30, 1999 as compared with $17.3 million at December 31, 1998. This increase in working capital principally reflects the working capital of the newly acquired companies partially offset by lower cash balances.

      The increases in property, plant and equipment, goodwill and long-term debt reflect the assets and debt related to the various acquisitions completed during 1999.

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

      On August 9, 1999, the Company issued $200 million 11% Senior Subordinated Notes due 2009. The net proceeds of this offering were $194.0 million. The Company used the net proceeds to repay borrowings under its Revolving Credit Facility.

      The Company paid the cash consideration for Krone, Noma, Defiance, Structural Kinematics and Pacific Pac through cash on hand and reborrowings under the Revolving Credit Facility.

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

      The Company completed its assessment of its Year 2000 compliance status in early 1997 and began work on its remediation program immediately thereafter. The Company's remediation program has been structured to address its information and non-information technology hardware, software, facilities and equipment (collectively, "Systems"). GenTek has spent approximately $1.8 million to replace or reprogram existing Systems for the Year 2000 compliance program. All material Systems were Year 2000 compliant by March 31, 1999 and substantially all Systems will be Year 2000 compliant by December 31, 1999. In the event that the Company's material Systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

      In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, including the railroad and trucking companies used to ship its products or to transport raw materials to its manufacturing facilities. Based on currently available information, the Company does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status or its potential effect on the Company. The Company believes there exists a sufficient number of suppliers of raw materials for the Company so that if any supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely manner or on terms comparable with those of its current suppliers. If the railroads or trucking companies that ship its products or raw materials fail to be Year 2000 compliant, the Company may not be able to arrange alternative and timely means to ship its goods or raw materials, which could lead to interruptions or slowdowns in its business. Possible worst case scenarios include interruptions in the manufacturing process, the inability to ship orders and invoice and collect amounts due the Company. The Company is preparing for the possible use of alternative suppliers and means of transportation, possible adjustment of raw materials and product inventory levels and contingencies with respect to potential energy source interruptions, all in an effort to minimize the effects, if any, of Year 2000 related interruptions or slowdowns caused by suppliers and transporters.

      Before proceeding with the recent acquisitions of Structural Kinematics, Krone and Pacific Pac and as part of its acquisition-related due diligence, the Company reviewed Year 2000-related concerns for each and received assurances from their respective managements that their businesses are, or prior to year-end 1999 will be, materially Year 2000 compliant. As part of its pre-acquisition due diligence, the Company reviewed various information, including assessments and reports prepared by its outside consultants, the periodic internal reports prepared by MIS personnel for senior management and other information relating to these businesses and their respective Year 2000 procedures. Management has completed its own assessment for Systems of Structural Kinematics, Krone and Pacific Pac, and the Company expects that their material Systems will be Year 2000 compliant by December 31, 1999. In the event that the material Systems for Krone are not Year 2000 compliant, the Company may experience reductions or interruptions in their operations which could have a material adverse effect on the Company's results of operations or financial condition.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      With respect to the Milwaukee Litigation and Delaware Valley Litigation described in the Company's Form 10, filed with the SEC on January 27, 1999, note:

      Milwaukee Litigation. On August 20, 1999, the Company and its insurer, National Fire Union Insurance Company of Pittsburgh, Pennsylvania ("National Union") entered into a settlement with plaintiffs to resolve the case. The settlement agreement provides that National Union shall pay the total amount of $1,500,000, which shall be allocated to provide approximately $1,150,000 to compensate claimants and $350,000 for plaintiffs' attorneys' fees and settlement administration costs. The settlement is structured as a class action settlement pursuant to which all claims will be barred upon final court approval of the settlement. The Company reserves the right to terminate the settlement in the event that any claimants opt out of the settlement, the settlement is appealed or the terms of the settlement are modified or vacated. The trial court granted preliminary approval of the settlement on October 19, 1999. The deadline for claimants to opt out of the settlement is December 6, 2000. Objections to the settlement must be filed by February 7, 2000. The final approval hearing has been scheduled for March 2, 2000.

      Delaware Valley Litigation. On September 24, 1999, the same attorneys that filed the April, 1998 actions against the Company also filed a purported class action complaint against the Company, titled Whisnant vs. General Chemical Corporation, (in the court of Common Pleas, Delaware County, Pennsylvania, on behalf of 550 current and former employees of the Sunoco (formerly Sun Company, Inc.) Marcus Hook, Pennsylvania refinery located immediately adjacent to the Company's Delaware Valley facility. The complaint alleges that unspecified releases of sulfur dioxide and sulfur trioxide over unspecified timeframes caused injuries to the plaintiffs, and seeks, among other things, to establish a "trust fund" for medical monitoring for the plaintiffs. The Company believes this claim is without merit and will vigorously defend itself in this matter. Management further believes that the Company's current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter, and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      Mr. Bruce Koepfgen was elected as a member of the Board of Directors of GenTek Inc. on October 7, 1999. Mr. Koepfgen is a private investor who spent 23 years with Salomon Brothers Inc., 15 of which he was a managing director. Most recently, he led Salomon's efforts in Fixed Income Sales and managed its Chicago office and Midwest Sales Territory, Salomon's largest regional office. He also was chairman of Salomon Analytics, a company established to develop sophisticated fixed income analytic tools for institutional investors.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  10.01 Indenture, dated as of August 9, 1999, among GenTek Inc.
                        and U.S. Bank Trust National Association, as Trustee, with respect to GenTek Inc. 11% Senior Subordinated Notes due 2009.

                  10.02 Exchange and Registration Rights Agreement, dated as of
                        August 9, 1999, among GenTek Inc., Chase Securities Inc., Wasserstein Perella Securities, Inc. and First Union Capital Markets.

                  27.01 Financial Data Schedule.

            (b)   Reports filed on Form 8-K:

               Form 8-K filed with the Securities and Exchange Commission on September 3, 1999 with respect to the acquisition of Krone AG.

               Form 8-K/A filed with the Securities and Exchange Commission on November 3, 1999 with respect to the acquisition of Krone AG.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GENTEK INC.
                                    -------------------------------------------
                                                    Registrant


Date     November 12, 1999      /s/ Richard R. Russell
      ----------------------        -------------------------------------------
                                    Richard R. Russell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date     November 12, 1999      /s/ William C. Keightley
      ----------------------        -------------------------------------------
                                    William C. Keightley
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description                           Page

10.01  Indenture, dated as of August 9, 1999, among GenTek Inc. and
       U.S. Bank Trust National Association, as Trustee, with respect to GenTek Inc. 11% Senior Subordinated Notes due 2009.............

10.02  Exchange and Registration Rights Agreement, dated as of
       August 9, 1999, among GenTek Inc., Chase Securities Inc.,
       Wasserstein Perella Securities, Inc. and First Union
       Capital Markets...................................................

27.01  Financial Data Schedule...........................................