Form 10-K405
period 1999-12-31
GENTEK INC
filed 2000-03-30
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    (Mark One)

         X                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
    -----------            OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    -----------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                    ON WHICH REGISTERED
           -------------------                    -------------------
 Common stock, par value $.01 per share         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was approximately $170,250,204.

      The number of outstanding shares of the Registrant's Common Stock and Class B Common stock as of March 1, 2000 was 20,229,006 and 4,750,107, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 is incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      GenTek Inc. (the "Company" or "GenTek") is a manufacturer of telecommunications equipment, industrial components and performance chemicals sold into numerous markets for a wide variety of end uses. The Company operates through three primary business segments: telecommunications equipment, manufacturing and performance products. The telecommunications equipment segment serves the public network and premises (or non-public) network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries including the pharmaceutical and personal care, environmental services, technology and chemical processing markets. The Company's products are frequently highly engineered and are important components of, or provide critical attributes to, its customers' end products or operations. The Company operates over 80 manufacturing and production facilities located in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland and Mexico.

TELECOMMUNICATIONS EQUIPMENT SEGMENT

      The telecommunications equipment segment is principally operated through Krone and its subsidiaries as wholly owned subsidiaries of the Company. Krone was purchased from Jenoptik AG, a major German technology group, and is a leading global supplier of connector technology for telecommunications and data networks. Krone has positioned itself as a global supplier, with approximately 80 percent of its 1999 sales generated outside Germany. Approximately 50 percent of Krone's sales are in Europe, 19 percent are in North and South America, and 21 percent are in Asia and Australia. Krone has subsidiaries in 25 countries, some of which operate as integrated production and sales companies and others as sales companies only.

      The Company's fiber-optic and copper connectivity and distribution technology is used for applications in both public telecom networks and premises (private) voice and data networks. These markets are as follows:

      Public Networks. The telecommunications equipment segment manufactures connectors and distributors for fixed telecommunication access networks and provides related services to customers. The connectivity and distribution devices are mainly used to connect copper or fiber optic cables at the main distribution frame, at the local exchange, at various connection points in the outside-plant portion of the network and, finally, at the premises of the subscriber.

      Premises Networks. The telecommunications equipment segment also manufactures connection and distribution components for voice, data and video communication infrastructure within private and industrial building complexes. These products are used in both copper and fiber optic networks and include components needed for the connection of wires/cables in the following areas:

            Structured cabling: complete solutions for wiring phones, workstations, PCs and other voice, data, or video communication devices throughout a building; and

            Internal telephone systems: telephone cabling in building complexes, and the increasing replacement of traditional telephone cable through structured cabling solutions.

         The telecommunications equipment segment includes a full range of copper and fiber optic distribution systems, both for telecommunications access networks and premises data networks. The copper systems solutions offered are based on Krone's LSA-Plus'r' rapid connection system, which is used in all types of communications networks. The LSA-Plus system allows easy and rapid "stapling" of wires into connectors, without the need for soldering or time-consuming screwing or twisting required by many competitors' products. In addition, this stapling action automatically punctures the wire insulation, thereby avoiding any need for manual removal of the wire insulation.

         The telecommunications segment also includes a full line of fiber optic connectivity devices for use in the infrastructure of both public and private networks. In conjunction with its marketing agreement with Prestolite Wire Corporation, Krone supplies high-quality fiber-optic cable, which it combines with its own products to supply customers with a complete fiber-optic structured cabling solution.

         Krone's systems are offered in various product lines and modules that meet differing customer requirements. For example, Krone offers tailored products for interior and exterior installations, special surge protector components for optimal protection in communication networks, products for flush mount assembly in small rooms and special modules for heavier gauge conductor wire.

         In addition to its physical products, Krone also provides services relating to its technology. These comprehensive services include the design, planning and construction of fixed networks as well as the installation, maintenance, and testing of communication systems.

         The telecommunications market is in a state of change, with increasing demand for both public and private communications networks. In addition to the soaring demand for access to the Internet and bandwidth, growth is also being driven by increasing networking requirements for building technology and the need for more efficient connection and distribution devices within the network infrastructure.

MANUFACTURING SEGMENT

         The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. The Company's products for these markets are described below:

         Automotive. For the automotive market, the Company provides:

         precision-engineered components for valve-train systems, including stamped and machined rocker and roller-rocker arms, cam follower rollers, cam follower roller axles, antifriction bearings and other hardened/machined components;

         electronic wire and cable assemblies, such as wire harnesses, ignition cables, molded parts, electro-mechanical assemblies, engine block heaters, battery blankets and various electrical switches, used in the manufacture of automobiles, light and heavy duty trucks and personal recreation vehicles such as snowmobiles and jet-skis;

         computer-aided and mechanical vehicle testing services for the automotive industry;

         pre-production dies and tooling, and prototype design and production which are used by customers for prototype and short production runs of automotive components or systems; and

         fluid transport and handling equipment for automotive service applications.

         The Company's precision-engineered stamped and machined engine components for valve-train systems improve engine efficiency by reducing engine friction and component mass. These components are used both in traditional overhead valve and in the increasingly popular single and double overhead cam
(OHC) engines which power cars, light trucks and sport utility vehicles (such as Ford Expedition and F-150, Lincoln Navigator and DaimlerChrysler Minivan). The increased use of these OHC engines has resulted in significant volume growth through market share gains, as vehicle manufacturers are able to obtain better fuel economy and higher horsepower using OHC engines.

         The Company's wire and cable assembly products include a variety of automotive electronic components for use in OEM production and the aftermarket. As a leading Tier-2 supplier of products such as wire harnesses, ignition cables, engine block heaters, battery blankets and various electrical and electro-mechanical switches and assemblies, the Company provides its customers with a range of technical services, including product design using Computer-Aided Design (CAD) systems.

         Through computer-aided and mechanical vehicle testing offerings, the Company provides computer-aided design, engineering and simulation services for automotive structural and mechanical systems to OEMs and Tier 1 suppliers. The Company provides a wide range of testing services for automotive components and systems from single sub-systems, such as chassis, suspension, seats and seating assemblies, to entire vehicles. The Company's engineering and simulation services provide customers with finite element modeling, kinematics, crash and variation simulation analyses, experimental dynamics and vehicle development programs, and allow its customers to test their automotive products for durability, stress, noise, vibration and environmental considerations.

         Automotive manufacturers generally award business to their suppliers by individual engine line or model, often for multiple-model years. The loss of any individual engine line or model contract would not be material to the Company. However, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of any of DaimlerChrysler, Ford or General Motors could have a material adverse impact on the results of its manufacturing segment. None of these customers accounted for 10% or more of the Company's revenues in 1999.

         Appliance and Electronic. The Company produces custom-designed power cord systems and wire and cable assemblies for a broad range of appliances and electronic products including:

         household appliances, such as refrigerators, freezers, dishwashers, washing machines, ovens, ranges, and vacuum cleaners;

         electronic office equipment, including copiers and printers; and


         various electronic products, such as medical equipment, ATM machines and gaming machines.

         The Company's specialized wiring expertise and high quality wire and cable assemblies are generally provided to larger OEM customers. A highly competitive environment has required the Company's customers to improve their productivity by outsourcing to lower cost producers. The Company's manufacturing facilities are strategically located in both Canada and Mexico, permitting the Company to share with customers efficiencies gained through its operating scale and lower costs.

         Industrial.  For the industrial market, the Company manufactures:

         custom-designed wire harness and power cord systems for power tools, motors, pumps and other industrial products; and

         wire and cable for industrial markets, the commercial and residential construction industries and for a wide variety of end market uses by OEMs.

         The Company produces a broad product line of single and multi conductor wire and cable, wire harnesses and power cord systems. The Company's wire jacketing expertise includes the use of polyvinyl chloride (PVC), rubber, thermoplastic elastomer (TPE) and cross-link compounds.

PERFORMANCE PRODUCTS SEGMENT

         The Company's performance products segment provides a broad range of value-added products and services to four principal markets: pharmaceutical and personal care, environmental services, technology and chemical processing. The Company's products and services for these markets are described below.

         Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of over-the-counter ("OTC") antiperspirants and antacids, and also supplies active ingredients used in prescription pharmaceuticals, nutritional supplements, nutraceuticals, veterinary health products and personal care products.

        Environmental Services. The Company's water treatment products and services are designed to address the important environmental issues confronting its customers. These value-added products and services provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water. With a network of 34 plants strategically located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or "alum," which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of flocculents (polymer-based materials used for settling and/or separating solids from liquids).

         In the environmental market, the Company also provides sulfuric acid regeneration services to the refining and chemical industries, and market pollution abatement and sulfur recovery services to selected refinery customers. Refineries use sulfuric acid as a catalyst in the production of alkylate, a gasoline blending component with favorable performance and environmental properties. The alkylation process contaminates and dilutes the sulfuric acid, thereby creating the need to dispose of or regenerate the contaminated acid. The Company transports the contaminated acid back to the company's facilities for recycling and redelivers the fresh, recycled acid back to customers. This "closed loop" process offers customers significant savings versus alternative disposal methods and also benefits the environment by significantly reducing refineries' waste streams. Similar regeneration services are provided to manufacturers of ion exchange resins and silicone polymers.

         Technology. In the technology market, the Company provides computer-to-plate ("CTP") technology and bi-metal lithographic printing plates for high-quality commercial printing applications, as well as ultrahigh-purity electronic chemicals for the semiconductor and disk drive industries. The Company's Prisma'TM' CTP technology allows printers to transfer computer images directly to digitally imageable printing plates, thereby eliminating intermediate film processing and reducing labor and material costs. The Company's proprietary bi-metal plating system provides sharper color reproduction, greater durability and superior on-press economics relative to the polymer plates offered by other industry participants. The Company's electronic chemicals include ultrahigh-purity acids, caustics, solvents and etchants for use in the manufacture of semiconductor processing chips and computer disk drives.

         Chemical Processing. The Company manufactures a broad range of products that serve as chemical intermediates in the production of such everyday products as newspapers, tires, paints, dyes and carpets. The Company produces:

         alum and polymer-based enhanced coagulants used in paper manufacturing to impart water resistance;

         sodium and ammonia sulfites used to produce fixing and developing solutions for conventional film and x-ray processing;

         sodium nitrite, of which the Company is one of only two North American producers, primarily used as a reactant in the manufacture of dyes, pigments and rubber processing chemicals;

         potassium fluoride and fluoborate derivatives sold into the metal treatment, agrochemical, surfactant and analytical reagent markets; and

         sulfuric acid, which is used in the manufacture of titanium pigments, fertilizers, synthetic fibers, steel, petroleum and paper, as well as many other products.

         For further information on segment data, see "Note 15 - Geographic and Industry Segment Information" in the Notes to the Consolidated Financial Statements.

COMPETITION

         The Company's telecommunications equipment segment operates in highly competitive markets, with many of its competitors being large, international and technologically sophisticated companies.

Competition in the telecommunications equipment segment is based on a number of factors, including technological advancements, product line breadth, price, technical support and service, and product quality. The ability to achieve and maintain successful performance in this segment is also dependent on the Company's ability to develop products which meet the ever-changing requirements of data and voice communications technology. In the public network market, the Company's principal competitor is Lucent Technologies. Other significant competitors include Siemens, Quante/Pouyet (which is under agreement to be acquired by Minnesota Mining and Manufacturing ("3M")) and Raychem (Tyco International Ltd. ("Tyco")). The Company's principal competitors in the premises network market are Lucent Technologies, AMP (Tyco) and Quante/Pouyet
(3M). This market is highly fragmented with many regional suppliers.

         Competition in the manufacturing segment's markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. In the automotive market, the Company competes with, among others, Eaton, Hitchiner, INA, Ingersoll-Rand, Sumitomo, Yazaki and captive OEMs. In the appliance and electronic and industrial markets, the Company competes with International Wire, General Cable, Alcatel, Belden, EDS Mexico and Choctaw, among others.

         Although the Company's performance products segment generally has significant market share positions in the product areas in which it competes, most of its end markets are extremely competitive. In the pharmaceuticals and personal care market, the Company's major competitors include Barcroft, Giulini, Summit and Westwood. The Company's competitors in the environmental market include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Arch Chemical, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In addition, the Company competes with Geo Specialty Chemicals, U.S. Aluminates and other regional players in the water treatment market. Competitors in the technology market include Kodak-Polychrome and Fuji, which also provide printing-related products. With regard to electronic chemicals, the Company's principal competitors are Ashland and Arch Chemical. Competitors in the chemical processing market include BASF, Calabrian, U.S. Salt, Kerley, Rhodia and Solvay S.A.

SUPPLIERS; AVAILABILITY OF RESOURCES

         The Company purchases a variety of raw materials for its businesses. The primary raw materials used by the telecommunications equipment segment are plastic and metal alloy. The Company's primary raw materials in its manufacturing segment are copper and steel. The Company's performance products segment's competitive cost position is in part attributable to its control of certain raw materials that serve as the feedstocks for many of its products. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, soda ash (for the manufacture of sodium salts, sulfites and nitrites), bauxite and hydrate (for the manufacture of alum), sulfur (for the manufacture of sulfuric acid), and aluminum (for the manufacture of printing plates).

         The Company purchases raw materials from a number of suppliers and, in addition, believes that alternative sources are available to fulfill its needs. In the Company's opinion, the raw materials needed for its businesses will be available in sufficient supply on a competitive basis for the foreseeable future.

SALES AND DISTRIBUTION

         The Company's telecommunications equipment segment has approximately 500 sales and marketing personnel in 25 countries around the world. The Company's products are sold directly to key account customers, often pursuant to long-term contracts, and via its international third-party sales and distribution network for smaller accounts.

         The Company's manufacturing segment has approximately 70 sales, marketing and customer service personnel. Generally, the Company markets its products directly to its customers, but in certain industrial markets a distribution network is used. The Company's technical and engineering staff is an integral part of its manufacturing segment's sales and distribution effort. Since many of the Company's products are precision-engineered and custom-designed to customer specifications, the Company's sales force and engineers work closely with its customers in designing, producing, testing and improving its products.

         In the Company's performance products segment, the Company employs over 100 experienced sales, marketing, distribution and customer service personnel. The sales force is divided into a general group and several specialized groups which focus on specific products, end-users and geographic regions. This targeted approach provides the Company with insight into emerging industry trends and creates opportunities for product development.

SEASONALITY; BACKLOGS

         The businesses of the telecommunications equipment, manufacturing and performance products segments are generally not seasonal. Due to the nature of the Company's businesses, there are no significant backlogs.

ENVIRONMENTAL MATTERS

         The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland and Mexico. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. These include several currently pending administrative proceedings concerning alleged environmental violations at the Company's facilities. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require capital expenditures which may be material or otherwise adversely impact the Company's operations.

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and similar state statutes have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites and transporters and generators of hazardous substances regardless of fault. The Company's facilities have operated for many years by the Company or its prior owners and operators, and adverse environmental conditions may exist of which the Company is not aware. The discovery of additional or unknown environmental contamination at any of the Company's current or former facilities could have a material adverse effect on the Company's financial condition or results of operation. In addition, the Company has received written notice from the Environmental Protection Administration that it has been identified as a "potentially responsible party" under CERCLA at three third-party sites. The Company does not believe that its liability, if any, for these sites will be material to its results of operations or financial condition. In addition, Congress continues to consider the reauthorization of and modifications to CERCLA. Because Congress has not yet acted with respect to CERCLA, the Company does not have sufficient information to ascertain the impact that any change might have on the Company's potential liabilities, if any.

         At any time, the Company may be involved in proceedings with various regulatory authorities which could require the Company to pay various fines and penalties due to violations of environmental laws and regulations at its sites, remediate contamination at some of these sites, comply with applicable standards or other requirements, or incur capital expenditures to modify certain pollution control equipment or processes at its sites. Again, although the amount of any liability that could arise with respect to these matters cannot be accurately predicted, the Company believes that the ultimate resolution of these matters will have no material adverse effect on its results of operations or financial condition.

         Avtex Site at Front Royal, Virginia. On March 22, 1990, the Environmental Protection Agency (the "EPA") issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers Front Royal, Inc., which has filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex site was previously owned and operated by the Company. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA, which requires General Chemical Group (whose obligations the Company assumed in connection with the Spinoff), AlliedSignal, Inc. (now Honeywell) and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with that order, subject to numerous defenses. The requirements of the order include preparation of a study to determine the extent of any contamination at the acid plant site. The Company has provided for the estimated costs of $1.6 million for these activities in its accrual for environmental liabilities relating to the order. The Company is working cooperatively with the EPA with respect to compliance with the order and believes that such compliance will not have a material effect on its results of operations or financial condition.

EMPLOYEES/LABOR RELATIONS

         At December 31, 1999, the Company had approximately 10,300 employees, of whom approximately 3,100 were full-time salaried employees, approximately 1,200 were full-time hourly employees (represented by ten different unions) and approximately 6,000 were hourly employees working in nonunion facilities. Approximately 1,200 of the Company's employees are based in Germany. German-based employees are members of unions and are subject to industry-wide and other collective bargaining agreements.

         The Company's union contracts have durations which vary from two to four years.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

          Set forth below is information with respect to each of the Company's executive officers and/or key employees.

         Richard R. Russell, 57, President and Chief Executive Officer and a Director. From 1994 until the spinoff date, he served as the President and Chief Executive Officer and a Director of General Chemical Group. Mr. Russell has also been the President and Chief Executive Officer of General Chemical Corporation since 1986.

         Stewart A. Fisher, 39, Vice President and Chief Financial Officer. From the Spinoff date until March 2000, Mr. Fisher served as Vice President and Chief Financial Officer of General Chemical Group. Mr. Fisher served from 1998 until the Spinoff as the Treasurer of General Chemical Group and since 1994 as Treasurer of General Chemical Corporation. He served as Assistant Treasurer of General Chemical Group from 1996 to 1998.

         Michael R. Herman, 37, Vice President and General Counsel. From 1997 until the spinoff date, he served as the Vice President and General Counsel of General Chemical Corporation. Mr. Herman had served as Deputy General Counsel of General Chemical Corporation from 1995 until 1997, and as Associate General Counsel of General Chemical Corporation from 1992 to 1995.

         Bodo B. Klink, 62, Vice President, Business Development and Services of General Chemical Corporation since 1996. Mr. Klink was Vice President of Marketing from 1993 to 1996. Mr. Klink had been General Manager - Water Treatment Chemicals from 1991 to 1993.

         Kevin J. O'Connor, 49, Controller. From March 1996 until the spinoff date, he served as the Controller of General Chemical Group. Mr. O'Connor has also served as Controller of General Chemical Corporation since 1986.

         Ralph M. Passino, 48, Vice President and General Manager - Manufacturing Group of General Chemical Corporation. Mr. Passino served as Vice President and Chief Financial Officer of General Chemical Group from 1994 to March 1999. From 1986 until the Spinoff date, he served as Chief Financial Officer and Vice President of Administration of General Chemical Corporation, and has been a Director of General Chemical Corporation since 1994.

         Manfred Schneider, 63, Managing Director and Chief Executive Officer of Krone GmbH. Mr. Schneider has been a member of the Board of Krone since 1986, and the Chairman of the Board of Krone since 1998.

         James N. Tanis, 55, Vice President and General Manager - Performance Products Group of General Chemical Corporation. Mr. Tanis has held this position since 1987.

         Matthew M. Walsh, 33, Vice President and Treasurer. Mr. Walsh served as a Group Controller-Performance Products of General Chemical Corporation from October, 1997 to December, 1999 and was Director, Corporate Development of General Chemical Corporation from September, 1996 to October, 1997. Mr. Walsh served as Corporate Development Analyst at International Specialty Products, Inc. from October, 1995 to September, 1996.

         James A. Wilkinson, 58, Vice President of Manufacturing of General Chemical Corporation. Mr. Wilkinson has held this position since 1986.

ITEM 2.  PROPERTIES

         The Company operates over 80 manufacturing and production facilities located in the United States, Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland and Mexico. The Company's headquarters are located in Hampton, New Hampshire.

         Set forth below are the locations and uses of the Company's major properties:


         LOCATION                                                   USE
         --------                                                   ---
         Telecommunications Equipment Segment

         Englewood, Colorado..............................  Production Facility and Offices
         Sydney, Australia................................  Production Facility and Offices
         Trumau, Austria..................................  Production Facility
         Cheltenham, England..............................  Production Facility and Offices
         Berlin, Germany(1)...............................  Production Facility and Offices
         Mexico City, Mexico..............................  Production Facility
         Shanghai, People's Republic of China.............  Production Facility
         Bangalore, India.................................  Production Facility
         Jakarta, Indonesia...............................  Production Facility

         Manufacturing Segment

         Livonia, Michigan(1).............................  Production Facility
         Troy, Michigan(1)................................  Production Facility and Offices
         Westland, Michigan(1)............................  Production Facility
         Upper Sandusky, Ohio(1)..........................  Production Facility
         Toledo, Ohio.....................................  Production Facility
         Defiance, Ohio...................................  Production Facility
         Perrysburg, Ohio(1)..............................  Production Facility and Offices
         Mineral Wells, Texas.............................  Production Facility
         Imuris, Mexico...................................  Production Facility
         Juarez, Mexico(1)................................  Production Facility

         Nogales, Mexico(1)...............................  Production Facility
         Concord, Ontario.................................  Production Facility
         Guelph, Ontario(1)...............................  Production Facility
         Stouffville, Ontario.............................  Production Facility
         Tillsonburg, Ontario(1)..........................  Production Facility
         Toronto, Ontario.................................  Production Facility
         Waterdown, Ontario...............................  Production Facility

         Performance Products Segment

         Hollister, California............................  Production Facility and Offices
         Pittsburg, California............................  Production Facility
         Richmond, California.............................  Production Facility
         North Claymont, Delaware.........................  Production Facility, Offices and Warehouse
         Augusta, Georgia.................................  Production Facility
         East St. Louis, Illinois.........................  Production Facility
         Berkeley Heights, New Jersey.....................  Production Facility, Offices and Warehouse
         Newark, New Jersey...............................  Production Facility
         Solvay, New York.................................  Production Facility
         Marcus Hook, Pennsylvania........................  Production Facility, Offices and Warehouse
         Midlothian, Texas................................  Production Facility
         Anacortes, Washington............................  Production Facility
         Racine, Wisconsin................................  Production Facility and Offices
         Dublin, Ireland..................................  Production Facility, Offices and Warehouse
         Thorold, Ontario.................................  Production Facility
         Valleyfield, Quebec..............................  Production Facility

         Offices

         Hampton, New Hampshire(1)........................  Headquarters
         Parsippany, New Jersey(1)........................  Offices

-----------------------

(1) Leased.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in claims, litigation administrative proceedings and investigations of various types, including the Delaware Valley litigation discussed below, and certain environmental proceedings previously discussed. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations or financial condition. See Item 1. "Business - Environmental Matters" above.

         Delaware Valley Litigation. In April 1998, approximately 40 employees (and their respective spouses) of the Sunoco refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against General Chemical Group (whose obligations have been assumed by the Company pursuant to the terms of the Spinoff), alleging that sulfur dioxide and sulfur trioxide releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. The litigation has entered the discovery phase. The Company has denied all material allegations of the complaints and will continue to defend itself vigorously in this matter. Management further believes that current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

         In addition, on September 24, 1999, the same attorneys that filed the April, 1998 actions against the Company also filed a purported class action complaint against the Company, titled Whisnant vs. General Chemical Corporation, (in the court of Common Pleas, Delaware County, Pennsylvania), on behalf of 550 current and former employees of the Sunoco Marcus Hook, Pennsylvania refinery located immediately adjacent to the Company's Delaware Valley facility. The complaint alleges that unspecified releases of sulfur dioxide and sulfur trioxide over unspecified timeframes caused injuries to the plaintiffs, and seeks, among other things, to establish a "trust fund" for medical monitoring for the plaintiffs. The Company believes this claim is without merit and will vigorously defend itself in this matter. Management further believes that the Company's current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter, and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "GK." The following table shows the high and low recorded sales prices of the Company's Common Stock, as reported on the NYSE composite tape for each of the quarterly periods since May 3, 1999, the first trading day of the Company's Common Stock on the NYSE following its spinoff from its predecessor company, The General Chemical Group Inc. (the "Spinoff").

     YEAR ENDED DECEMBER 31, 1999

                                                                              HIGH           LOW
                                                                              ----           ---
         Second Quarter, since May 3, 1999.............................     $ 15.88       $ 11.56
         Third Quarter     ............................................       14.81         10.50
         Fourth Quarter    ............................................       12.63          7.81

         As of March 1, 2000, there were 148 stockholders of record of the Company's Common Stock and 6 stockholders of record of the Company's Class B Common Stock.

DIVIDENDS

         During the last three quarters of 1999, the Company paid a regular quarterly cash dividend of $.05 per share of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data of the Company has been derived from and should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                           YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                    1995             1996             1997            1998             1999
                                                    ----             ----             ----            ----             ----
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.............................     $   290,185     $    330,120    $     368,516    $    443,919    $     931,999
Gross profit.............................          84,822          100,883          116,604         117,293(1)       244,411
Operating profit.........................          43,564           48,723(2)        67,526          51,721(3)       112,406(4)
Interest expense.........................          12,927           10,747            8,855          14,624           41,503
Income from continuing operations
 before income taxes and
 extraordinary item......................          32,835           39,200           59,535          37,313           70,991
Income (loss) from continuing
 operations before extraordinary item....            (551)(5)       20,775(2)        33,274          41,069(6)        36,828(4)
Income from discontinued operations......          21,644           25,833           23,041          10,299            1,006
Income before extraordinary item.........          21,093           46,608           56,315          51,368           37,834
Net income (7)...........................     $    21,093     $     46,608    $      56,315    $     47,707    $      32,895
PER SHARE:
Income (loss) from continuing
  operations before extraordinary
  item - basic...........................     $      (.03)(5) $        .97(2) $        1.55    $       1.95(6) $        1.76(4)
Income (loss) from continuing
  operations before extraordinary
  item - diluted.........................            (.03)(5)          .95(2)          1.48            1.88(6)          1.72(4)
Net income - basic.......................            1.07 (5)         2.19(2)          2.63            2.27(6)          1.57(4)
Net income - diluted.....................            1.07 (5)         2.13(2)          2.50            2.18(6)          1.54(4)
Dividends................................            1.00              .13              .20             .20              .20
Weighted average number of
 shares outstanding - basic..............      19,736,842       21,317,657       21,424,401      21,048,240       20,952,915
Weighted average number of
 shares outstanding - diluted............      19,736,842       21,898,548       22,502,642      21,855,644       21,407,017
OTHER DATA:
Capital expenditures.....................     $    24,842     $     19,231    $      26,203    $     33,737    $      38,508
Depreciation and amortization............          13,125           14,099           16,296          23,065           51,104
BALANCE SHEET DATA (AT END OF PERIOD):
                                              $    18,097     $     50,091    $      20,401    $     61,310    $      20,562
Cash and cash equivalents................
Total assets.............................         259,773          274,298          389,818         536,818        1,210,364
Long-term debt (including current
 portion)................................         291,495          234,609          258,004         357,531          724,115
Total equity (deficit)...................        (215,336)        (119,753)         (94,239)        (54,696)          21,569

-----------------------

(1) Includes a one-time charge of $12.1 million ($7.3 million after tax, or $.33 per share) primarily due to an asset-impairment writedown for two of the Company's manufacturing facilities.

(2) Includes a one-time charge of $6.8 million ($4.1 million after tax, or $.19 per share) primarily related to awards made under a restricted unit plan, which replaced certain prior equity programs.

(3) Includes incremental accruals of $9.8 million ($5.9 million after tax, or $.27 per share) principally related to litigation and environmental spending and the impact of the adjustment in footnote one.

(4) Includes a one-time charge of $6.2 million ($3.7 million after tax, or $.17 per share) primarily related to the Spinoff.

(5) Includes a nonrecurring charge to income tax expense of $17.1 million ($.87 per share).

(6) Includes a nonrecurring gain of $19.5 million ($.89 per share) related to an income tax settlement and the impact of the adjustments in footnotes one and three.

(7) For 1998 and 1999 includes extraordinary losses of $3.7 million and $4.9 million, respectively, related to the early retirement of certain indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a manufacturer of telecommunications equipment, industrial components and performance chemicals sold into numerous markets for a wide variety of end uses. The Company operates through three primary business segments; telecommunications equipment, manufacturing and performance products. The telecommunications equipment segment serves public network and premises (or nonpublic) network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries, including the pharmaceutical and personal care, environmental services, technology and chemical processing markets.

         GenTek was spun off from The General Chemical Group Inc. ("GCG") on April 30, 1999 (the "Spinoff"). The Spinoff has been treated as a reverse spinoff for financial statement purposes because a greater portion of the former assets and operations of GCG are held by GenTek. Accordingly, the financial position and results of operations of the Industrial Chemicals Business that remained with GCG have been reflected as discontinued operations.

         The percentage of the Company's revenues generated by its three segments has changed significantly this year. The Company's telecommunications equipment segment consists of Krone, which the Company acquired on August 20, 1999. The Company's manufacturing segment has expanded, primarily due to the acquisitions of Noma in April 1999 and Defiance in February 1999.

RECENT ACQUISITIONS

         The Company has grown through acquisitions, and will continue to pursue acquisition and investment opportunities that will create long-term value and enhance cash flow and earnings. Generally, the businesses the Company has acquired have had lower margins than its existing operations. One of the Company's goals for the acquired businesses is to increase earnings by implementing cost-reduction programs and achieving operating efficiencies.

         In 1999, the Company made the following significant strategic acquisitions:

         In August 1999, the Company acquired Krone AG, a leading global supplier of connector technology for telecommunications and data networks, from Jenoptik AG for total consideration of approximately $222 million (including $63 million of assumed debt). Krone had pro forma sales of DM 581 million (approximately $330 million) in the year ended December 31, 1998.

         In April 1999, the Company acquired Noma Industries Limited for total consideration of approximately $240 million. Noma is a leading North American producer of insulated wire and wire-related products for the automotive, appliance and electronic and industrial markets. Noma had sales of approximately $269 million for the year ended December 31, 1998.

         In February 1999, the Company acquired Defiance, Inc. for total consideration of approximately $70 million. Defiance is a leading North American manufacturer of specialty antifriction bearings for the transportation industry and a provider of vehicle testing services, tooling design and preproduction dies and components, primarily for the automotive industry. Defiance had sales of approximately $93 million for the year ended December 31,1998.

RECENT DEVELOPMENTS

         GenTek identified the opportunity to acquire Krone through Prestolite Wire Corporation ("Prestolite"), Krone's marketing partner. Prestolite is a leading North American manufacturer of copper and fiber-optic wire and cable products for telecommunications, automotive and industrial markets, with annual sales of approximately $250 million.

         The Company is currently discussing the combination of Prestolite's telecommunications business with Krone. This combination may be through an acquisition of Prestolite's telecommunications business, a joint venture with Prestolite, or other appropriate structure. The Company believes that the integration of Krone's and Prestolite's telecommunications and data businesses could create additional value for the Company. The integration of Krone's and Prestolite's telecommunications and data businesses would allow the Company to provide customers around the globe with total connectivity and wiring solutions that optimize network transmission throughput capabilities.

         There can be no assurance, however, that agreement on any strategic combination will be reached, or if such an agreement is reached, that it will yield the benefits the Company currently believes are possible. As with acquisitions in general, negotiating and consummating a transaction can be a lengthy and costly process. Successfully implementing an operating strategy is likely to require substantial attention from the Company's management team, which could divert it from its existing business. Further, because Prestolite is controlled by Paul Montrone, the Company's controlling shareholder and Chairman of the Company's Board of Directors, any such strategic combination would have to be approved by a special committee, comprised of disinterested directors of GenTek. Such procedural and substantive safeguards are likely to add additional time and expense to the consummation of any such transaction.

RESULTS OF OPERATIONS

         The following table sets forth the Company's statement of operations data for each of the three years in the period ended December 31, 1999.

                                                                         YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                             1997                 1998                  1999
                                                     -----------------   --------------------- ----------------
                                                                          (DOLLARS IN MILLIONS)
Net revenues........................................ $   368.5    100%   $   443.9       100%  $   932.0    100%
Cost of sales.......................................     251.9     68        326.6(1)     74       687.6     74
                                                     ---------  -----    ---------     -----   ---------   ----
Gross profit........................................     116.6     32        117.3        26       244.4     26
Selling, general and administrative expense.........      49.1     13         65.6(2)     14       132.0(3)  14
                                                     ---------  -----    ---------     -----   ---------   ----
Operating profit....................................      67.5     19         51.7        12       112.4     12
Interest expense....................................       8.9      2         14.6         3        41.5      4
Interest income.....................................       1.5     --          1.2        --         1.0     --
Other expense, net..................................       0.6     --          0.9        --         0.9     --
                                                     ---------  -----    ---------     -----   ---------   ----
Income from continuing operations before
  income taxes and extraordinary item...............      59.5     16         37.3         9        71.0      8
Income tax provision................................      26.3      7         (3.8)(4)    --        34.2      4
                                                     ---------  -----    ---------     -----   ---------   ----
Income from continuing operations
  before extraordinary item.........................      33.3      9         41.1         9        36.8      4
Income from discontinued operations.................      23.0      6         10.3         2         1.0     --
                                                     ---------  -----    ---------     -----   ---------   ----
Income before extraordinary item....................      56.3     15         51.4        11        37.8      4
Extraordinary item-loss from
  extinguishment of debt (net of tax)...............        --     --          3.7        --         4.9     --
                                                     ---------  -----    ---------     -----   ---------   ----
Net income.......................................... $    56.3     15%   $    47.7        11%  $    32.9      4%
                                                     =========  ======   =========     ======  =========   ======

---------------
Note: Amounts may not total due to rounding.

(1) Includes a one-time charge of $12.1 million ($7.3 million after tax) primarily due to an asset-impairment writedown for two of the Company's manufacturing facilities.

(2) Includes incremental accruals of $9.8 million ($5.9 million after tax) principally related to litigation and environmental spending.

(3) Includes a one-time charge of $6.2 million ($3.7 million after tax), primarily related to the Spinoff.

(4) Includes a nonrecurring gain of $19.5 million related to an income tax settlement.

1999 COMPARED WITH 1998

         Net revenues were $932.0 million for 1999 compared with $443.9 million for 1998. This increase was due principally to the acquisitions of Noma and Defiance in the manufacturing segment and the acquisition of Krone, which represents the telecommunications equipment segment.

         Gross profit of $244.4 million was $127.1 million above the prior year's level. This increase is principally due to the above-mentioned acquisitions, higher volumes in the existing manufacturing segment businesses and a one-time charge of $12.1 million recorded in 1998 related to an asset-impairment writedown. Gross profit as a percentage of sales for 1998, excluding the impact of the one-time charge was 29 percent. Gross profit as a percentage of sales for 1999 was 26 percent, which primarily reflects the impact of lower margins in the acquired businesses.

         Selling, general and administrative expense was $132.0 million as compared with $65.6 million for 1998. This increase is principally due to the above-mentioned acquisitions and a one-time charge of $6.2 million, primarily related to the Spinoff.

         Interest expense was $41.5 million versus $14.6 million for the prior year. The increase reflects higher outstanding debt balances related to the Company's acquisitions.

1998 COMPARED WITH 1997

         Net revenues were $443.9 million for 1998 compared with $368.5 million for 1997. This increase was due to higher sales in both the manufacturing and the performance products segments. The increase in sales of the manufacturing segment reflects higher unit volumes. The increase in sales of the performance products segment was due to the acquisitions of Reheis and Peridot.

         Gross profit of $117.3 million was $0.7 million above the prior year's level. This increase was principally due to increases in sales resulting from acquired businesses in the performance products segment and higher volumes in the manufacturing segment, partially offset by a one-time charge of $12.1 million recorded in 1998, principally related to an asset-impairment writedown for two of the Company's manufacturing facilities. Excluding the effect of the one-time charge, gross profit as a percentage of sales was 29 percent for 1998 versus 32 percent for 1997, primarily due to the lower margins of the acquired businesses.

         Selling, general and administrative expense as a percentage of net revenues was 14 percent in 1998 versus 13 percent for 1997. This increase was principally due to incremental accruals of $9.8 million in 1998 principally related to litigation and environmental spending.

         Interest expense increased by $5.7 million in 1998 from 1997 due to higher outstanding debt balances as a result of acquisitions.

         Income from the Industrial Chemicals Business, recorded as discontinued operations, was $10.3 million for 1998 versus $23.0 million for 1997. This decrease was due to weaker pricing and lower volumes of export soda ash to Asia.

         Net income was $47.7 million for 1998 versus $56.3 million for 1997. This decrease was due to the foregoing reasons and a $3.7 million extraordinary item related to the early extinguishment of debt, substantially offset by a nonrecurring gain of $19.5 million related to an income tax settlement.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $20.6 million at December 31, 1999 compared with $61.3 million at year-end 1998. During 1999, the Company generated cash flow from continuing operations of $71.5 million, had net proceeds from debt of $851.8 million and cash flow from discontinued operations of $127.6 million. The Company's cash flow was used to fund acquisitions of $444.8 million, to repay debt of $604.7 million and to make capital expenditures of $38.5 million.

         The Company had working capital of $114.6 million at December 31, 1999 as compared with $17.3 million at December 31, 1998. This increase in working capital principally reflects the working capital of the newly acquired companies, partially offset by lower cash balances.

         The increases in property, plant and equipment, goodwill and long-term debt reflect the assets and debt related to the various acquisitions completed during 1999.

         In connection with the Spinoff, the Company entered into a $550 million credit facility with a syndicate of banks and other financial institutions, consisting of a $300 million revolving credit facility and $250 million aggregate term loan facilities. The Company's initial borrowing incurred at the time of the spinoff was $500 million (consisting of $250 million of term loans and $250 million of loans under the revolving credit facility), of which the Company used approximately $487 million to repay a portion of General Chemical Group's third-party indebtedness, including borrowings to finance the acquisitions of Noma and Defiance. The agreement for the Company's credit facility contains restrictive covenants which impose operating and financial restrictions on the Company, including the requirement that it maintain maximum leverage and minimum interest coverage ratios.

         On February 22, 2000, the Company issued 3,371,340 shares of Common Stock and 791,685 shares of Class B Common Stock in connection with the Company's rights offering. Pursuant to the rights offering, the holders of record of the Company's Common Stock and Class B Common Stock as of January 24, 2000 received, at no cost, 0.20 rights to purchase one share of Common Stock or Class B Common Stock of the Company, as appropriate, for each share of such stock they held as of the record date. Each whole right entitled the holder to purchase one share of Common Stock or Class B Common Stock, as the case may be, at the price of $9.43 per share. The net proceeds to the Company from this issuance of Common Stock and Class B Common Stock were approximately $38 million.

         On August 9, 1999, the Company issued $200 million aggregate principal amount of 11% Senior Subordinated Notes due 2009 and received proceeds of $193 million from such issuance. The Company used these proceeds to repay a portion of the Company's outstanding indebtedness under its credit facility. The Company paid the cash portion of the purchase price for its acquisition of Krone by reborrowing under the revolving credit facility.

         As of December 31, 1999, the Company had $220 million in borrowings outstanding under its revolving credit facility and the ability to borrow an additional $80 million under its credit facility (excluding approximately $10 million for letters of credit issued under the credit facility). At December 31, 1999, the total outstanding indebtedness was $724.1 million.

         Management believes that cash flows will be sufficient to cover future interest expense, capital expenditures and working capital requirements. The Company will use proceeds of borrowings under the revolving portion of its credit facility to finance future acquisitions and investments. In the event the Company identifies additional acquisition candidates, however, current sources of liquidity may not be adequate. Accordingly, the Company may issue equity securities or incur additional debt, subject to market conditions. The Company may also use stock as acquisition currency.

ENVIRONMENTAL MATTERS

         The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland and Mexico. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these proceedings and inquiries, the Company believes that any such liability would not have a material adverse effect on its financial position or results of operations. However, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards could require expenditures which might be material to the Company's financial position or results of operations. See also "Business -- Environmental Matters."

         The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 1999, accruals for environmental matters were $29.3 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company does not maintain any insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

         The Company has an established program to ensure that its facilities comply with environmental laws and regulations. Expenditures for 1999 approximated $8.9 million (of which approximately $1.0 million represented capital expenditures and approximately $7.9 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 1998 approximated $11.7 million (of which approximately $1.0 million represented capital expenditures and approximately $10.7 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Management expects similar expenditures in 2000. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

OTHER MATTERS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is required to adopt FAS 133 for its fiscal year beginning January 1, 2001. The Company does not expect that the adoption of FAS 133 will have a material effect on its consolidated financial position, results of operations or cash flows.

YEAR 2000 ISSUE

         Year 2000 issues exist when dates in computer systems are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations.

         During 1998 and 1999, the Company completed a detailed assessment of its information systems and other hardware and software at each of the Company's business units. Based upon these assessments, non-compliant software or hardware were either upgraded to Year 2000 compliant versions, remediated to become Year 2000 compliant or replaced by other hardware or software which provided Year 2000 compliance and other benefits. As a result of the Company's Year 2000 readiness efforts, the Company's mission critical systems successfully distinguished between the year 1900 and 2000 without any critical system failures. In addition, the Company has not experienced an adverse impact due to Year 2000 issues at any of its significant suppliers. The Company will continue to monitor its mission critical applications and equipment through the normal course of business operations to ensure that any Year 2000 matters that do arise are addressed promptly.

         With regard to financial cost, the Company estimates it has incurred $1.8 million on Year 2000 activities through December 31, 1999.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K may constitute forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Although it believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that its assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

         the Company's outstanding indebtedness and its leverage, and the restrictions imposed by its indebtedness;

         the cyclical nature of certain of the Company's businesses, and domestic and international economic conditions;

         the high degree of competition in certain of the Company's businesses, and the potential for new competitors to enter into those businesses;

         the integration of recent and future acquired businesses with the Company's existing operations in a timely and efficient manner;

         the extent to which the Company undertakes new acquisitions or enters into strategic joint ventures of partnerships;

         future modifications to existing laws and regulations affecting the environment, health and safety;

         discovery of unknown contingent liabilities, including environmental contamination at the Company's facilities;

         fluctuations in interest rates and in foreign currency exchange rates;

         increases in the cost of raw materials and other inputs used to make the Company's products and;

         certain potential adverse tax consequences of a change of control.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates and it selectively uses financial instruments to manage these risks. The Company's objective in managing exposure to changes in foreign currency exchange rates and interest rates is to reduce volatility on earnings and cash flow associated with such changes. The Company has not entered, and does not intend to enter, into financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in
Note 14 to the Consolidated Financial Statements.

         The Company measures the market risk related to its holding of financial instruments based on changes in interest rates and foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in interest and currency exchange rates. The Company used current market rates on debt and derivative portfolios to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10 percent change in interest rates or foreign currency exchange rates would not have a material impact on its fair values, cash flows or earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GENTEK INC.:

         We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Parsippany, New Jersey
February 8, 2000
(February 22, 2000 as to the last paragraph of Note 4)

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                                   1997            1998          1999
                                                                               -----------    -----------   -----------
Net revenues...........................................................        $  368,516     $   443,919   $   931,999
Cost of sales..........................................................           251,912         326,626       687,588
Selling, general and administrative expense............................            49,078          65,572       132,005
                                                                               ----------     -----------   -----------
   Operating profit....................................................            67,526          51,721       112,406
Interest expense  .....................................................             8,855          14,624        41,503
Interest income   .....................................................             1,475           1,165         1,022
Other expense, net.....................................................               611             949           934
                                                                               ----------     -----------   -----------
   Income from continuing operations before income taxes
     and extraordinary item............................................            59,535          37,313        70,991
Income tax provision...................................................            26,261          (3,756)       34,163
                                                                               ----------     -----------   -----------
   Income from continuing operations before extraordinary item.........            33,274          41,069        36,828
Income from discontinued operations (net of tax).......................            23,041          10,299         1,006
                                                                               ----------     -----------   -----------
   Income before extraordinary item....................................            56,315          51,368        37,834
Extraordinary item - loss from extinguishment of debt
   (net of tax of $2,395 and $3,231, respectively).....................               --            3,661         4,939
                                                                               ----------     -----------   -----------
    Net income.........................................................        $   56,315     $    47,707   $    32,895
                                                                               ==========     ===========   ===========
Earnings per common share - basic:

Income from continuing operations......................................        $     1.55     $      1.95   $      1.76
Income from discontinued operations (net of tax).......................              1.08             .49           .05
Extraordinary item - loss from extinguishment of debt
   (net of tax)........................................................               --              .17           .24
                                                                               ----------     -----------   -----------
    Net income.........................................................        $     2.63     $      2.27   $      1.57
                                                                               ==========     ===========   ===========
Earnings per common share - assuming dilution:

Income from continuing operations......................................        $     1.48     $      1.88   $      1.72
Income from discontinued operations (net of tax).......................              1.02             .47           .05
Extraordinary item - loss from extinguishment of debt
   (net of tax)........................................................               --              .17           .23
                                                                               ----------     -----------   -----------
    Net income.........................................................        $     2.50     $      2.18   $      1.54
                                                                               ==========     ===========   ===========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                           1998                1999
                                                                                       -----------         -----------

Current assets:
   Cash and cash equivalents................................................           $    61,310       $      20,562
   Receivables, net.........................................................                60,620             205,508
   Inventories..............................................................                37,619             119,337
   Deferred income taxes....................................................                11,494              25,682
   Other current assets.....................................................                   826              15,321
                                                                                       -----------       -------------
      Total current assets..................................................               171,869             386,410
Property, plant and equipment, net..........................................               196,526             359,359
Goodwill, net of amortization...............................................                71,444             386,490
Other assets................................................................                21,687              78,105
Net assets of discontinued operations.......................................                75,292               --
                                                                                       -----------       -------------
      Total assets                                                                     $   536,818       $   1,210,364
                                                                                       ===========       =============

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
    Accounts payable........................................................           $    42,813       $      98,035
    Accrued liabilities.....................................................                60,925             155,033
    Current portion of long-term debt.......................................                50,802              18,758
                                                                                       -----------       -------------
      Total current liabilities.............................................               154,540             271,826
Long-term debt..............................................................               306,729             705,357
Other liabilities...........................................................               130,245             211,612
                                                                                       -----------       -------------
      Total liabilities.....................................................               591,514           1,188,795
                                                                                       -----------       -------------
Equity (deficit):
    Preferred Stock, $.01 par value; authorized 10,000,000 shares;
     none issued or outstanding.............................................                    --                  --
    Common Stock, $.01 par value; authorized 100,000,000 shares;
     issued: 12,654,489 and 16,876,017 shares at
     December 31, 1998 and 1999, respectively...............................                   127                 169
    Class B Common Stock, $.01 par value, authorized 40,000,000 shares; issued and outstanding:  9,758,421 and 3,958,421 shares
     at December 31, 1998 and 1999, respectively............................                    97                  40
    Paid in capital (Capital deficit).......................................              (182,056)              4,856
    Accumulated other comprehensive loss....................................                (2,446)             (3,489)
    Retained earnings.......................................................               162,378              20,270
    Treasury stock, at cost:  1,641,166 and 18,058 shares at
     December 31, 1998 and 1999, respectively...............................               (32,796)               (277)
                                                                                       -----------         -----------
       Total equity (deficit)...............................................               (54,696)             21,569
                                                                                       -----------         -----------
       Total liabilities and equity (deficit)...............................           $   536,818       $   1,210,364
                                                                                       ===========       =============


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                       YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                                   1997           1998           1999
                                                                               ----------     -----------   -----------
Cash flows from operating activities:
    Net income...........................................................      $   56,315     $    47,707   $    32,895
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.....................................          16,296          23,065        51,104
       Net loss on disposition/impairment of long-term assets............             431          11,910         2,077
       Unrealized exchange loss..........................................           1,405           1,313          --
       Restricted unit plan costs........................................           1,302           1,309           790
       Loss on extinguishment of debt....................................             --            6,056         8,170
       Income from discontinued operations...............................         (23,041)        (10,299)       (1,006)
       (Increase) decrease in receivables................................          (4,835)          1,216       (20,925)
       Increase in inventories...........................................          (1,597)         (2,596)       (8,845)
       Increase in accounts payable......................................           1,944           6,241         8,452
       Increase (decrease) in accrued liabilities........................            (216)          4,427        (4,676)
       Increase (decrease) in other liabilities and assets, net..........           8,175         (33,081)        3,480
                                                                               ----------     -----------   -----------
       Net cash provided by continuing operations........................          56,179          57,268        71,516
                                                                               ----------     -----------   -----------
Cash flows from investing activities:
    Capital expenditures.................................................         (26,203)        (33,737)      (38,508)
    Proceeds from sales or disposals of long-term assets.................              63             767         1,481
    Cash provided by discontinued operations.............................             331          20,512       127,571
    Acquisition of businesses net of cash acquired*......................         (30,130)        (90,935)     (444,782)
                                                                               ----------     -----------   -----------
       Net cash (used for) investing activities..........................         (55,939)       (103,393)     (354,238)
                                                                               ----------     -----------   -----------
Cash flows from financing activities:
    Proceeds from long-term debt.........................................          49,000         389,858       851,827
    Repayment of long-term debt..........................................         (45,536)       (293,778)     (604,720)
    Payments to acquire treasury stock...................................         (27,183)         (5,490)         (650)
    Exercise of stock options............................................             --              445           --
    Dividends............................................................          (5,368)         (4,184)       (4,160)
                                                                               ----------     -----------   -----------
       Net cash provided by (used for) financing activities..............         (29,087)         86,851       242,297
                                                                               ----------     -----------   -----------
Effect of exchange rate changes on cash..................................            (843)            183          (323)
                                                                               ----------     -----------   -----------
Increase (decrease) in cash and cash equivalents.........................         (29,690)         40,909       (40,748)
Cash and cash equivalents at beginning of period.........................          50,091          20,401        61,310
                                                                               ----------     -----------   -----------
Cash and cash equivalents at end of period...............................      $   20,401     $    61,310   $    20,562
                                                                               ==========     ===========   ===========
Supplemental information:
    Cash paid for income taxes...........................................      $   35,179     $    19,754   $    41,551
                                                                               ==========     ===========   ===========
    Cash paid for interest...............................................      $   20,923     $    29,353   $    31,060
                                                                               ==========     ===========   ===========
* Purchase of businesses net of cash acquired:
       Working capital, other than cash..................................      $    3,110     $   (14,303)  $   (38,407)
       Plant, property and equipment.....................................         (43,007)        (36,436)     (170,490)
       Other assets......................................................         (19,593)        (41,622)     (388,025)
       Noncurrent liabilities............................................          29,360           1,426       152,140
                                                                               ----------     -----------   -----------
       Net cash used to acquire businesses...............................      $ (30,130)     $   (90,935)  $  (444,782)
                                                                               ==========     ===========   ===========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999



                                                                                            ACCUMULATED
                                                                               PAID IN        OTHER
                                                         CLASS B               CAPITAL    COMPREHENSIVE
                                                COMMON    COMMON  TREASURY    (CAPITAL        INCOME        RETAINED
                                                STOCK     STOCK    STOCK       DEFICIT)       (LOSS)        EARNINGS       TOTAL
                                                ------    ------   -----      ---------   --------------    ---------     -------
Balance at December 31, 1996..............         $80    $  143  $   (123)   $(185,215)      $(1,435)      $  66,797    $(119,753)

   Components of comprehensive income:
         Net income.......................          --        --        --           --            --          56,315       56,315
         Foreign currency translation.....          --        --        --           --          (762)             --         (762)
                                                                                                                         ---------
   Comprehensive income...................          --        --        --           --            --              --       55,553
   Dividends (per share $.125)............          --        --        --           --            --          (4,257)      (4,257)
   Conversion of Class B Common
    stock to common stock.................          46       (46)       --           --            --              --           --

   Restricted unit plan grants, cancel-             --        --        --        1,401            --              --        1,401
    lations,  tax benefits and other......

   Purchase of treasury stock.............          --        --   (27,183)          --            --              --      (27,183)
                                                ------    ------  --------    ---------       -------       ---------    ---------
Balance at December 31, 1997..............         126        97   (27,306)    (183,814)       (2,197)        118,855      (94,239)
   Components of comprehensive income:
         Net income.......................          --        --        --           --            --          47,707       47,707
         Foreign currency translation.....          --        --        --           --          (249)             --         (249)
                                                                                                                         ---------
   Comprehensive income...................          --        --        --           --            --              --       47,458
   Dividends (per share $.20).............          --        --        --           --            --          (4,184)      (4,184)
   Exercise of stock options..............          --        --        --          445            --              --          445

   Restricted unit plan grants, cancel-              1       --        --         1,313            --              --        1,314
   lations, tax benefits and other........

   Purchase of treasury stock.............          --        --    (5,490)          --            --              --       (5,490)
                                                ------    ------  --------    ----------      -------       ---------    ----------
Balance at December 31, 1998..............         127        97   (32,796)    (182,056)       (2,446)        162,378      (54,696)
   Components of comprehensive income:
         Net income.......................          --        --        --           --            --          32,895       32,895
         Foreign currency translation.....          --        --        --           --        (3,883)             --       (3,883)
                                                                                                                         ---------
   Comprehensive income...................          --        --        --           --            --              --       29,012
   Dividends (per share $.20).............          --        --        --           --            --          (4,160)      (4,160)
   Conversion of Class B Common
    stock to common stock.................          57       (57)      --            --            --              --           --
   Restricted unit plan grants, cancel-             --        --        --          790            --              --          790
    lations, tax benefits and other.......

   Purchase of treasury stock.............          --        --      (650)          --            --              --         (650)
   Spinoff adjustments....................         (15)       --    33,169      186,122         2,840        (170,843)      51,273
                                                ------    ------  --------    ---------       -------       ---------    ---------
Balance at December 31, 1999..............      $  169    $   40  $   (277)   $   4,856       $(3,489)      $  20,270    $  21,569
                                                ======    ======  ========    =========       =======       =========    =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

         GenTek Inc.'s ("GenTek'" or the "Company") manufacturing and performance products businesses (the "GenTek Business") were formerly part of the businesses of The General Chemical Group Inc. ("GCG"). GCG separated the GenTek Business from GCG's soda ash and calcium chloride business (the "Industrial Chemicals Business") through a spinoff (the "Spinoff"). On March 9, 1999, the Board of Directors of GCG approved the Spinoff, subject to, among other things, GCG obtaining a private letter ruling from the United States Internal Revenue Service (the "IRS") that the Spinoff would be tax-free to GCG's shareholders. On March 18, 1999, GCG received a favorable tax ruling from the IRS. GCG accomplished the Spinoff by transferring the GenTek Business to GenTek, and distributing the common stock of GenTek to GCG's shareholders on April 30, 1999 (the "Spinoff Date").

         Since the Spinoff Date, GCG and GenTek have been separate, stand-alone companies with GenTek operating the manufacturing, performance products, and telecommunications equipment segments and GCG operating the Industrial Chemicals Business. GenTek's common stock is listed on the New York Stock Exchange (under the symbol "GK").

         The Spinoff has been treated as a reverse spinoff for financial statement purposes because a greater proportion of the former assets and operations of GCG are held by GenTek. Therefore, the Spinoff has been reflected, for financial statement presentation, as if GenTek formed a new company consisting of the Industrial Chemicals Segment and distributed the stock of the company as a dividend to GenTek's stockholders, with the assets and operations of the performance products and manufacturing segments remaining with GenTek. Accordingly, the GenTek financial statements reflect the financial position and results of operations of the performance products and manufacturing segments as continuing operations and the financial position and results of operations of the Industrial Chemicals Business as discontinued operations.

         For the purpose of governing certain ongoing relationships between GCG and GenTek after the Spinoff and to provide mechanisms for an orderly transition, GCG and GenTek have entered into various agreements. Management believes that the agreements are comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of the Company and of all wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

         All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         Inventories are valued at the lower of cost or market, using the last-in, first-out ("LIFO") method for certain domestic production inventories and the first-in, first-out ("FIFO") or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

         Property, plant and equipment are carried at cost and are depreciated principally using the straight-line method. Estimated lives range from five to 35 years for buildings and leasehold improvements and one to 20 years for machinery and equipment.

                                   GENTEK INC.
               NOTES TO THE CONSOLIDATED STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The Company evaluates the recovery of long-lived assets not held for sale by measuring the carrying value of these assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future cash flows are not sufficient to recover the carrying value of such assets, the carrying values are adjusted to their fair values, which have been determined on a discounted cash flow basis. During 1998, based on these evaluations, the Company recorded an $11,600 impairment charge, which is included in cost of sales, primarily related to two of its manufacturing facilities in its Performance products Segment.

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight line basis over a period which ranges from 25 to 35 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. As of December 31, 1998 and 1999, goodwill is reflected net of accumulated amortization of $2,671 and $12,001, respectively.

         Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated.

         The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest swap agreements are recognized as increases or reductions in interest expense in the periods to which they relate.

         Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation adjustments.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is required to adopt FAS 133 for its fiscal year beginning January 1, 2001. The Company does not expect that the adoption of FAS 133 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 3 - DISCONTINUED OPERATIONS

         Discontinued operations represent the Industrial Chemicals Business of GCG (see Note 1). An allocation of certain assets, liabilities and expenses has been made related to discontinued operations. In the opinion of management, expenses have been allocated to the discontinued operations in a reasonable and consistent basis using management's estimate of services provided to the discontinued business by GCG. General corporate overhead expenses have not been allocated to discontinued operations. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the Industrial Chemicals Business been operating as a stand-alone entity during the periods presented or expected to be incurred after the spinoff.

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         The assets and liabilities of the Industrial Chemicals Business are classified on the balance sheet as "Net assets of discontinued operations" and consist of the following:

                                                                                       DECEMBER 31, 1998
                                                                                       -----------------
        ASSETS
          Current assets:
             Cash and cash equivalents............................................        $     1,127
             Receivables, net.....................................................             58,601
             Inventories  ........................................................             25,508
             Deferred income taxes................................................              4,392
             Other current assets.................................................              1,659
                                                                                        -------------
                  Total current assets............................................             91,287
          Property, plant and equipment...........................................            141,808
          Other assets............................................................             15,619
                                                                                        -------------
                  Total assets from discontinued operations.......................        $   248,714
                                                                                          -----------
         LIABILITIES
           Current liabilities:

              Accounts payable....................................................        $    24,298
              Accrued liabilities.................................................             27,134
                                                                                        -------------
                   Total current liabilities......................................             51,432
           Other liabilities......................................................             78,561
           Minority interest......................................................             43,429
                                                                                        -------------
                   Total liabilities from discontinued operations.................            173,422
                                                                                        -------------
           Net assets from discontinued operations................................        $    75,292
                                                                                          ===========

         The results from operations of the Industrial Chemicals Business are reflected in the Statements of Operations as "Income from discontinued operations" and are summarized as follows:

                                                                                         DECEMBER 31,
                                                                        -------------------------------------------
                                                                            1997            1998            1999
                                                                        -----------     -----------    -----------
       Net revenues..................................................   $   289,700     $   261,469    $    81,197
       Cost of sales.................................................       204,769         202,338         68,846
       Selling, general and administrative expense...................        15,365          16,634          5,071
                                                                       ------------    ------------    -----------
       Operating profit  ............................................        69,566          42,497          7,280
       Interest expense  ............................................        12,747          11,747          3,521
       Interest income   ............................................         1,029             930            384
       Other (income) expense, net...................................           470             971           (313)
                                                                       ------------    ------------    -----------
       Income before minority interest and income taxes..............        57,378          30,709          4,456
       Minority interest                                                     24,253          16,666          2,932
                                                                       ------------    ------------    -----------
       Income before income taxes....................................        33,125          14,043          1,524
       Income tax provision..........................................        10,084           3,744            518
                                                                       ------------    ------------    -----------
            Net income   ............................................   $    23,041      $   10,299     $    1,006
                                                                        ===========      ==========     ==========

NOTE 4 - CAPITAL STOCK

         The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, of which 11,013,323 and 16,857,959 were outstanding at December 31, 1998 and 1999, respectively, and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)


Common Stock on a share-for-share basis, of which 9,758,421 and 3,958,421 shares were outstanding at December 31, 1998 and 1999, respectively. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

         Prior to the Spinoff, a stockholder converted 5.8 million shares of GCG Class B Common Stock into an identical number of shares of GCG Common Stock. On the Spinoff Date, GCG issued shares of Common Stock and Class B Stock of GenTek and distributed them to the holders of GCG's stock on a one-for-one basis. Accordingly, as of the Spinoff Date, the equity accounts have been reclassified to reflect the formation of GenTek and the issuance of its stock by recording the par value of the stock issued and reclassifying all other equity to paid in capital. The distribution of net liabilities of the Industrial Chemicals Business has been recorded as a capital contribution of $51,273 to the Company.

         The Company's Preferred Stock, par value $.01 per share, consists of 10,000,000 authorized shares, none of which were outstanding at December 31, 1998 and 1999.

         On February 22, 2000, the Company issued 3,371,340 shares of Common Stock and 791,685 shares of Class B Common Stock in connection with the Company's rights offering. Pursuant to the rights offering, the holders of record of the Company's Common Stock and Class B Common Stock as of January 24, 2000 received, at no cost, 0.20 rights to purchase one share of Common Stock or Class B Common stock of the Company, as appropriate, for each share of such stock they held as of the record date. Each whole right entitled the holder to purchase one share of Common Stock or Class B Stock, as the case may be, at the price of $9.43 per share. The net proceeds to the Company from this issuance of Common Stock and Class B Common Stock were approximately $38 million.

NOTE 5 - EARNINGS PER SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,
                                                                        --------------------------------------------
                                                                            1997            1998           1999
                                                                        ------------   ------------    -------------
         Basic earnings per common share:
             Weighted average common shares outstanding...........        21,424,401     21,048,240      20,952,915
                                                                        ------------   ------------    ------------
         Diluted earnings per common share:
             Weighted average common shares outstanding...........        21,424,401     21,048,240      20,952,915
             Options and Restricted Units.........................         1,078,241        807,404         454,102
                                                                        ------------   ------------    ------------
                  Total...........................................        22,502,642     21,855,644      21,407,017
                                                                        ============   ============    ============

         Options to purchase 398,500 and 1,653,800 shares of common stock were outstanding during 1998 and 1999, respectively, but were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007 through 2009, were still outstanding at December 31, 1999.

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)


NOTE 6 - ACQUISITIONS

         On July 1, 1997, the Company acquired for $30,130 all of the outstanding stock of Peridot Holdings, Inc., a manufacturer and supplier of sulfuric acid and water treatment chemicals. On February 6, 1998, the Company acquired for $6,999 all of the outstanding stock of Sandco Automotive Ltd. ("Sandco"), a manufacturer of engine parts for the North American automobile industry and its aftermarket. On April 1, 1998, the Company acquired for $83,936 all of the outstanding stock of Reheis Inc. ("Reheis"), a leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids, as well as a supplier of pharmaceutical intermediates and other products. On February 23, 1999, the Company acquired for $58,020 through a cash tender offer, Defiance Inc. ("Defiance"), a manufacturer of specialty antifriction bearings for the transportation industry and a provider of vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. On April 6, 1999, the Company acquired for approximately $220,000 Noma Industries Limited ("Noma"), a leading North American producer of insulated wire and wire-related products for the automotive, appliance and electronic industries. On August 20, 1999, the Company acquired for approximately $222,000, including approximately $63,000 in assumed debt, Berlin-based Krone AG ("Krone") from Jenoptik AG. Krone is a leading global supplier of connector and distribution technology for telecommunications and data networks. In addition, during the third quarter the Company made two small acquisitions (Structural Kinematics, a leading provider of testing and engineering services to the automotive, truck and agricultural equipment industries, and the business of Pacific Pac International Inc. ("Pacific Pac"), a supplier of ultrahigh-purity solvents to the electronics industry). Funding for these transactions was provided by existing cash and borrowings under the Company's existing debt and credit facilities. The acquisitions are accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the financial statements from the date of their respective acquisitions. The allocation of purchase price is based on valuation information available to the Company which is subject to change as such information is finalized. Goodwill is being amortized on a straight-line basis over a period which ranges from 25 to 35 years.

         The following pro forma information has been prepared for comparative purposes and is not necessarily indicative of what would have occurred had the acquisitions occurred on such date or of results which may occur in the future. Had the acquisitions occurred as of January 1, 1998 and 1999, net sales would have been $1,135,000 and $1,236,000, income before extraordinary items would have been $36,851 ($1.69 per share) and $35,896 ($1.68 per share) and net income would have been $33,190 ($1.52 per share) and $30,957 ($1.45 per share) for the years ended December 31, 1998 and 1999, respectively.

NOTE 7 - INCOME TAXES

         Income from continuing operations before income taxes is as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                         1997           1998         1999
                                                                     ----------     ----------   ----------
                 United States..................................     $   58,314     $   34,150   $   43,944
                 Foreign  ......................................          1,221          3,163       27,047
                                                                     ----------     ----------   ----------
                      Total.....................................     $   59,535     $   37,313   $   70,991
                                                                     ==========     ==========   ==========

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         The components of the income tax provision are as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                         1997           1998         1999
                                                                     ----------     ----------   ------------
                 United States:
                          Current...............................     $   24,669     $   (3,532)  $   23,128
                          Deferred..............................         (3,120)        (3,776)      (5,223)
                 Foreign:
                          Current...............................            589            911       11,911
                          Deferred..............................            (97)           (18)         960
                 State:
                          Current...............................          4,890          3,470        4,133
                          Deferred..............................           (670)          (811)        (746)
                                                                     ----------     ----------   ----------
                             Total..............................     $   26,261     $   (3,756)  $   34,163
                                                                     ==========     ==========   ==========


         A summary of the components of deferred tax assets and liabilities is as follows:

                                                                                  DECEMBER 31,
                                                                            ---------------------------
                                                                                 1998          1999
                                                                            --------------  -----------
                 Net operating loss carry forwards........................  $      --     $   44,117
                 Postretirement benefits..................................      19,507        20,563
                 Nondeductible accruals...................................      43,830        60,139
                 Other....................................................       3,372         7,103
                                                                            ----------    ----------
                        Deferred tax assets...............................      66,709       131,922
                                                                            ----------    ----------
                 Property, plant and equipment............................      32,977        56,536
                 Pensions.................................................       2,007           449
                 Inventory................................................       3,437         2,822
                 Other....................................................       2,965           889
                                                                            ----------    ----------
                        Deferred tax liabilities..........................      41,386        60,696
                                                                            ----------    ----------
                 Net deferred tax assets..................................  $   25,323    $   71,226
                                                                            ==========    ==========

         The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                                              YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                          1997           1998           1999
                                                                        --------      ----------     ---------
                 U.S. federal statutory rate......................        35.0%          35.0%          35.0%
                 State income taxes, net of federal benefit.......         4.5            4.5            3.1
                 Tax effect of foreign operations.................         4.1           (5.8)           7.9
                 Reversal of provision for disputed items.........         --           (44.1)            --
                 Other............................................          .5             .3            2.1
                                                                         -----          -----           ----
                          Total...................................        44.1%         (10.1)%         48.1%
                                                                         =====          =====           ====

         In connection with the Spinoff, GenTek entered into a tax sharing agreement with GCG which requires GenTek to indemnify and hold harmless GCG for consolidated tax liabilities attributable to periods before the Spinoff Date.

         The IRS examinations of the Company's federal income tax returns for 1990 and 1991 resulted in the issuance of a deficiency notice during 1995. The Company filed an administrative appeal with the IRS in 1995 contesting the items denoted in the deficiency notice. During 1998 the Company entered

                                 GENTEK INC.
               NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)

into a settlement agreement with the IRS settling all items denoted in the original deficiency notice. The settlement agreement binds the IRS for all years subsequent to 1989 on the items denoted in the original deficiency notice. In 1998, the Company recorded an income tax benefit of $19,527 in connection with the reversal of amounts previously accrued in connection with the deficiency notice settlement agreement.

NOTE 8 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         The Company maintains several defined benefit pension plans covering certain employees. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are from two to five years. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined. The Company also maintains several plans providing postretirement benefits other than pensions covering certain hourly and salaried employees. The Company funds these benefits on a pay-as-you-go basis. The long-term portion of accrued postretirement benefit cost related to continuing operations of $48,766 and $52,913 at December 31, 1998 and 1999, respectively, is included in other liabilities on the balance sheet.

         Following the Spinoff, the Industrial Chemicals Business and the GenTek Business assumed responsibility for pension and other postretirement benefits for retirees whose last work assignment was with their respective business and the active employees of each of their respective businesses. Separate defined benefit plans have been established for both companies, with assets included in trusts under qualified pension plans being divided between the trusts. Each domestic plan received the legally required funding as specified under the Employee Retirement Income Security Act of 1974 and foreign plans received funding as specified under the applicable statutory requirements.

         GenTek's net periodic benefit cost for pension and other postretirement benefits disclosed below includes amounts related to the Industrial Chemicals Business. Periodic benefit cost of $5,380, $5,400 and $1,948 for 1997, 1998 and 1999, respectively, has been allocated to the Industrial Chemicals Business and is included in "Discontinued Operations" in the Statement of Operations.


                                                                                           OTHER POSTRETIREMENT
                                                PENSION BENEFITS                                 BENEFITS
                                           YEARS ENDED DECEMBER 31,                      YEARS ENDED DECEMBER 31,
                                    --------------------------------------       --------------------------------------
                                      1997           1998           1999           1997           1998           1999
                                    --------       --------       --------       --------       --------       --------
UNITED STATES:
Components of Net Periodic
  Benefit Cost
Service Cost ....................   $  5,217       $  5,645       $  4,942       $  1,575       $  1,568       $  1,237
Interest Cost ...................     13,873         14,935         12,489          3,896          4,046          3,251
Expected Return on Plan Assets...    (13,466)       (15,156)       (14,013)          --             --             --
Amortization of Net
    Prior Service Cost ..........        843            910            379         (1,604)        (1,604)        (1,046)
    (Gain)/Loss .................         46             10             16           (587)          (628)          (384)
                                    --------       --------       --------       --------       --------       --------
Net Periodic Benefit Cost .......   $  6,513       $  6,344       $  3,813       $  3,280       $  3,382       $  3,058
                                    ========       ========       ========       ========       ========       ========


                                 GENTEK INC.
               NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)


                                                                                          OTHER POSTRETIREMENT
                                                             PENSION BENEFITS                   BENEFITS
                                                                DECEMBER 31,                  DECEMBER 31,
                                                       --------------------------      -------------------------
                                                           1998           1999            1998            1999
                                                       -----------    -----------      ----------      ---------
Change in Benefit Obligation
     Benefit Obligation at Prior Measurement Date      $ 203,495       $ 236,901       $  57,522       $  59,199
     Service Cost ...............................          5,533           4,942           1,568           1,237
     Interest Cost ..............................         14,856          12,489           4,046           3,251
     Actuarial (Gain)/Loss ......................         22,332         (19,882)           (948)         (4,363)
     Benefits Paid ..............................        (10,648)        (10,242)         (2,989)         (2,593)
     Spinoff ....................................           --           (73,075)           --           (15,278)
     Business Combinations ......................          1,333           5,053            --              --
                                                       ---------       ---------       ---------       ---------
     Benefit Obligation at Measurement Date .....      $ 236,901       $ 156,186       $  59,199       $  41,453
                                                       =========       =========       =========       =========

                                                                                                    OTHER POSTRETIREMENT
                                                                    PENSION BENEFITS                     BENEFITS
                                                                      DECEMBER 31,                      DECEMBER 31,
                                                                  ---------------------------     -------------------------
                                                                      1998           1999            1998            1999
                                                                  ------------    -----------     ----------      ---------
Change in Plan Assets
    Fair Value of Assets at Prior Measurement Date .........      $ 193,301       $ 203,988       $    --         $    --
    Actual Return on Plan Assets ...........................         17,124          29,472            --              --
    Employer Contributions .................................          3,065           2,115           2,989           2,593
    Benefits Paid ..........................................        (10,649)        (10,242)         (2,989)         (2,593)
    Spinoff ................................................           --           (68,733)           --              --
    Business Combinations ..................................          1,147           5,403            --              --
                                                                  ---------       ---------       ---------       ---------
    Fair Value of Assets at Measurement Date ...............      $ 203,988       $ 162,003       $    --         $    --
                                                                  =========       =========       =========       =========


                                                                                     OTHER POSTRETIREMENT
                                                          PENSION BENEFITS                 BENEFITS
                                                            DECEMBER 31,                 DECEMBER 31,
                                                    ------------------------       -----------------------
                                                        1998           1999            1998          1999
                                                    ---------       --------       ---------     ---------
Reconciliation of Funded Status
    Funded Status ...................               $ (32,913)      $  5,819       $(59,199)      $(41,453)
    Unrecognized Net:
         Transition Obligation.......                      13            --             --             --
         Prior Service Cost .........                   6,178            820         (9,500)        (3,604)
         (Gain)/Loss ................                  (3,540)       (26,887)        (8,629)        (9,140)
                                                    ----------      --------       --------       --------
    Net Amount Recognized ...........               $ (30,262)      $(20,248)      $(77,328)      $(54,197)
                                                    ==========      ========       ========       ========

         The assumptions used in accounting for the plans were:

                                                                              1997       1998       1999
                                                                             ------     -------    ------
    Discount rate ........................................................   7 1/2%     6 3/4%     7 1/2%
    Long-term rate of return on assets....................................       9%         9%         9%
    Average rate of increase in employee compensation.....................       5%         5%         5%

         The assumption used in accounting for the medical plans in 1999 and beyond was a 7 1/2 percent health care cost trend rate. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $3,042 at year-end 1999 and the net periodic cost by $224 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $3,282 at year-end 1999 and the net periodic cost by $241 for the year.

                                 GENTEK INC.
               NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)


         The assumption used in accounting for the plans in 1998 was an 8 percent health care cost trend rate (decreasing to 6 percent in the year 2001 and beyond).

         The dates used to measure plan assets and liabilities were October 31, 1998 and 1999 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.


                                                                                            OTHER POSTRETIREMENT
                                                           PENSION BENEFITS                       BENEFITS
                                                        YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
                                                   --------------------------------  --------------------------------
                                                      1997        1998        1999      1997       1998       1999
                                                   --------   ----------  ---------  --------   ---------  ----------
FOREIGN:
Components of Net Periodic Benefit Cost
    Service Cost  .......................          $  1,352   $   1,463   $     903  $    302   $     332  $     118
    Interest Cost .......................             3,868       3,789       2,410     1,032       1,014        345
    Expected Return on Plan Assets.......            (4,877)     (4,881)     (2,064)      --          --         --
    Amortization of Net:
      Prior Service Cost.................                90          84          32       --          --         --
      (Gain)/Loss .......................               432         458         157       --          --         --
                                                   --------   ---------   ---------  --------   ---------  ---------
    Net Periodic Benefit Cost............          $    865   $     913   $   1,438  $  1,334   $   1,346  $     463
                                                   ========   =========   =========  ========   =========  =========


                                                                                              OTHER POSTRETIREMENT
                                                                    PENSION BENEFITS                BENEFITS
                                                                      DECEMBER 31,                DECEMBER 31,
                                                               ------------------------    ------------------------
                                                                  1998           1999         1998          1999
                                                               -----------   ----------    -----------    --------
  Change in Benefit Obligation
    Benefit Obligation at Prior Measurement Date...........      $  55,493   $    59,605     $  14,631    $    13,690
    Service Cost    .......................................          1,457           903           330            118
    Employee Contributions.................................            --             23           --             --
    Interest Cost   .......................................          3,773         2,410         1,010            345
    Actuarial (Gain)/Loss..................................          5,823        (1,525)         (934)           256
    Foreign Currency Translation...........................         (3,701)         (701)         (977)           238
    Benefits Paid   .......................................         (3,240)       (2,504)         (370)          (143)
    Spinoff................................................            --        (55,305)          --         (13,641)
    Business Combinations..................................            --         44,392           --             --
                                                                 ---------   -----------     ---------    -----------
    Benefit Obligation at Measurement Date.................      $  59,605   $    47,298     $  13,690    $       863
                                                                 =========   ===========     =========    ===========


                                                                                              OTHER POSTRETIREMENT
                                                                    PENSION BENEFITS                BENEFITS
                                                                      DECEMBER 31,                DECEMBER 31,
                                                               ------------------------    --------------------------
                                                                   1998         1999          1998            1999
                                                               -----------   ----------    -----------    -----------
  Change in Plan Assets
    Fair Value of Assets at Prior Measurement Date..........     $  66,181   $    62,805    $     --      $       --
    Actual Return on Plan Assets............................         2,633         4,811          --              --
    Employer Contributions..................................         1,643         1,044           370            143
    Employee Contributions..................................           --             23          --              --
    Foreign Currency Translation............................        (4,412)        1,449          --              --
    Benefits Paid   ........................................        (3,240)       (2,504)         (370)         (143)
    Spinoff................................................            --        (62,568)         --              --
    Business Combinations..................................            --          2,132          --              --
                                                                 ---------   -----------   -----------    ----------
    Fair Value of Assets at Measurement Date................     $  62,805   $     7,192    $     --      $       --
                                                                 =========   ===========    ==========    ==========

                                 GENTEK INC.
               NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)


                                                                                             OTHER POSTRETIREMENT
                                                                    PENSION BENEFITS                BENEFITS
                                                                      DECEMBER 31,                DECEMBER 31,
                                                               ------------------------    ---------------------------
                                                                    1998         1999           1998            1999
                                                               -----------   ----------    -----------    ------------
  Reconciliation of Funded Status
    Funded Status   ........................................     $   3,201   $  (40,106)    $  (13,691)   $     (843)
    Unrecognized Net:
      Prior Service Cost....................................           695           44            --            --
      (Gain)/Loss   ........................................        13,560        1,104            316           (27)
                                                                 ---------   ----------    -----------    ----------
    Net Amount Recognized...................................     $  17,456   $  (38,958)    $  (13,375)   $     (870)
                                                                 =========   ==========     ==========    ==========

         The assumptions used in accounting for the plans were:

                                                                                          PENSION PLANS
                                                                                   1997       1998        1999
                                                                                  ------     ------      -----
             Estimated discount rate.........................................       7 1/2%     6 3/4%      7 1/2%
             Estimated long-term rate of return on assets....................           9%         9%          9%
             Average rate of increase in employee compensation...............       5 1/4%     5 1/4%      5 1/4%

         The assumption used in accounting for the medical plans in 1999 was an
8.4 percent health care cost trend rate (decreasing to 6 percent in the year 2004 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $116 at year-end 1999 and the net periodic cost by $15 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $142 at year-end 1999 and the net periodic cost by $11 for the year.

         The assumption used in accounting for the plans in 1998 was an 8.4 percent health care cost trend rate (decreasing to 6 percent in the year 2003 and beyond).

         The dates used to measure plan assets and liabilities were October 31, 1998 and 1999 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999 are as follows:

                  YEARS ENDING
                  DECEMBER 31,
                  ------------
                     2000   ......................................................   $  13,013
                     2001   ......................................................      10,638
                     2002   ......................................................       9,642
                     2003   ......................................................       8,910
                     2004   ......................................................       8,076
                     thereafter...................................................       2,738
                                                                                     ---------
                                                                                     $  53,017
                                                                                     =========

         Rental expense for the years ended December 31, 1997, 1998 and 1999 was $4,621, $5,632, and $19,229, respectively.

                                 GENTEK INC.
               NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)

ENVIRONMENTAL MATTERS

         Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $25,016 and $29,296 at December 31, 1998 and 1999, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

         The Company is involved in claims, litigation, administrative proceedings and investigations and remediation relative to environmental matters. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information and the accruals established, that any such liability will have no material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates ("Latona") which is controlled by a stockholder of the Company under which the Company receives corporate supervisory and administrative services and strategic guidance. Prior to the Spinoff, Latona provided these services to the GenTek Business pursuant to its agreement with GCG. The Company was charged a quarterly fee of $1,099 and $1,195 in 1997 and 1998, respectively. In connection with the Spinoff, Latona agreed to provide its services separately to GenTek and GCG. GenTek pays Latona, for periods subsequent to the Spinoff, a quarterly fee of $1,125, to be adjusted after 1999 for increases in U.S. CPI. In addition, if Latona provides advisory services to GenTek in connection with any acquisition, business combination or other strategic transaction, GenTek pays Latona Associates additional fees comparable to fees received by investment banking firms for such services. During 1998, the Company paid Latona $500 in connection with acquisitions. During 1999, GenTek was charged fees of $3,600 in the aggregate in connection with the acquisitions of Defiance, Noma and Krone. GenTek's agreement with Latona expires on December 31, 2004.

TRANSITION SUPPORT AGREEMENT

         After the Spinoff, GenTek provides GCG with certain administrative services pursuant to the Transition Support Agreement. For the twelve months ended December 31, 1999, GenTek charged GCG $2,474 with respect to this agreement.

                                 GENTEK INC.
               NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)

OTHER TRANSACTIONS

         GCG supplies soda ash and calcium chloride to GenTek. For the twelve months ended December 31, 1997, 1998 and 1999, purchases from GCG amounted to $5,240, $5,336, and $14,696, respectively.

NOTE 11 - ADDITIONAL FINANCIAL INFORMATION

         The following are summaries of selected balance sheet items:

                                                                                       DECEMBER 31,
                                                                                -------------------------
                                                                                  1998             1999
                                                                                -----------     ---------
         Receivables
                 Trade...................................................       $    62,810     $   211,717
                 Other...................................................             1,536           1,079
                 Allowance for doubtful accounts.........................            (3,726)         (7,288)
                                                                                -----------     -----------
                                                                                $    60,620     $   205,508
                                                                                ===========     ===========
         Inventories
                 Raw materials                                                  $    11,395     $    51,652
                 Work in process.........................................             6,049          18,472
                 Finished products.......................................            15,706          45,004
                 Supplies and containers.................................             4,469           4,209
                                                                                -----------     -----------
                                                                                $    37,619     $   119,337
                                                                                ===========     ===========

         Inventories valued at LIFO amounted to $17,450 and $25,905 at December 31, 1998 and 1999, respectively, which were below estimated replacement cost by $730 and $116, respectively. The impact of LIFO liquidations in 1997, 1998 and 1999 was not significant.

                                                                                          DECEMBER 31,
                                                                                  -----------------------
                                                                                     1998          1999
                                                                                  -----------   ---------
         Property ,Plant and Equipment
                 Land and improvements...................................          $   24,954   $    33,273
                 Machinery and equipment.................................             210,503       354,494
                 Buildings and leasehold improvements....................              33,473        70,934
                 Construction in progress................................              19,178        28,121
                                                                                   ----------   -----------
                                                                                      288,108       486,822
                                                                                   ----------   -----------
                 Less accumulated depreciation and amortization..........             (91,582)     (127,463)
                                                                                   -----------  -----------
                                                                                   $  196,526   $   359,359
                                                                                   ==========   ===========
         Accrued Liabilities
                 Wages, salaries and benefits............................          $   17,616   $    32,763
                 Interest................................................                 --         12,564
                 Income taxes                                                           8,960        10,364
                 Taxes, other than income taxes..........................               3,256         7,569
                 Other...................................................              31,093        91,773
                                                                                   ----------   -----------
                                                                                   $   60,925   $   155,033
                                                                                   ==========   ===========

                                 GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)


NOTE 12 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                         DECEMBER      DECEMBER
                                                                        MATURITIES         1998          1999
                                                                       ---------------------------   -----------
         Bank Term Loans - floating rates.......................        1999-2007      $   299,000   $   249,250
         Revolving Credit Facility - floating rate..............           2005               --         220,000
         Senior Subordinated Notes - 11%........................           2009               --         200,000
         Canada Senior Notes - 9.09%............................           1999             48,269          --
         Other debt - floating rate.............................                            10,262        54,865
                                                                                       -----------   -----------
                  Total Debt....................................                           357,531       724,115
                  Less:  Current Portion........................                            50,802        18,758
                                                                                       -----------   -----------
                  Net Long-Term Debt............................                       $   306,729   $   705,357
                                                                                       ===========   ===========

         Aggregate maturities of long-term debt for each of the years in the five-year period ending December 31, 2004 are $18,758, $22,476, $11,215, $32,804
and $41,500, respectively.

         On April 30, 1999, the Company entered into a new credit facility with a syndicate of banks and other financial institutions consisting of $100,000 Term Loan ("Tranche A") maturing on April 30, 2005, a $150,000 Term Loan ("Tranche B") maturing on April 30, 2007 and a $300,000 Revolving Credit Facility maturing on April 30, 2005. The $300,000 Revolving Credit Facility includes letters of credit up to $50,000. The unused letter of credit balance was $39,835 at December 31, 1999. The rate in effect at December 31, 1999 was
7.8 percent. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate. The rate in effect at December 31, 1999 for Tranche Loan A and Tranche Loan B was 7.7 percent and 8.7 percent, respectively. Tranche A is payable in consecutive quarterly installments commencing September 30, 2000. Tranche B is payable in consecutive quarterly installments which commenced on July 31, 1999. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of the Company's foreign subsidiaries. The proceeds were used to repay outstanding borrowings of GCG under its existing credit facilities prior to the Spinoff, resulting in an extraordinary loss from the extinguishment of debt of $4,939, net of a tax benefit of $3,231.

         On August 9, 1999, the Company issued $200,000 of 11% Senior Subordinated Notes due 2009. Net proceeds of the offering of $193,000 were used to repay a portion of the borrowings outstanding under the Company's Revolving Credit Facility. On November 17, 1999, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to exchange $200,000 11% Unregistered Senior Subordinated Notes due 2009 for $200,000 11% Registered Senior Subordinated Notes due 2009. The terms of the new notes issued were identical to the terms of the old notes except that the new notes are registered under the Securities Act of 1933 and therefore will not contain restrictions on transfer and will not contain provisions relating to additional interest. The exchange was completed on January 19, 2000.

         Commitment fees paid for the Company's credit facilities were $274, $446, and $231 for 1997, 1998 and 1999, respectively.

                                 GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)

NOTE 13 - STOCK OPTION PLAN AND RESTRICTED UNIT PLAN

         GCG's 1996 Stock Option and Incentive Plan (the "Plan") provides for the issuance of up to 2,200,000 shares of Common Stock. The Plan authorizes the granting of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and performance share awards to executives, directors and other key persons. Any incentive stock options granted under the Plan must have an exercise price at least equal to the market value of the shares on the day the option is granted and a maximum term of 10 years.

         GCG's Restricted Unit Plan provides for the issuance of 850,000 units, with each unit representing one share of Common Stock to be issued to the participant upon the occurrence of certain conditions ("vesting") unless the participant elects to defer receipt thereof. All awards are subject to a five-year vesting schedule under which a portion of each participant's award vests annually over a five-year period. Dividend equivalents on outstanding units accrue to the benefit of the participants and are paid at the time dividends are paid to Common Stockholders. These units were awarded during the second quarter of 1996 in replacement of the rights earned by participants beginning in 1989 under the Phantom Equity Plan and certain other prior equity programs of the Company which were then terminated. Compensation expense recorded was $1,302, $1,309 and $760 for 1997, 1998 and 1999, respectively.

         Effective as of the Spinoff Date, holders of outstanding GCG equity-related awards received similar awards with respect to GenTek stock. The awards were adjusted to preserve the total economic value of the awards that existed prior to the Spinoff Date. In connection with the Spinoff, GenTek established the GenTek Inc. Long-Term Incentive Plan pursuant to which stock options, stock appreciation rights and other equity-related incentive awards may be granted covering the issuance of up to 1,600,000 shares of Common Stock.

         Information with respect to all stock options is summarized below:

                                          1997                            1998                          1999
                              ---------------------------    ------------------------------  ---------------------------
                                             WEIGHTED                          WEIGHTED                     WEIGHTED
                                              AVERAGE                           AVERAGE                      AVERAGE
                                 SHARES    EXERCISE PRICE        SHARES      EXERCISE PRICE      SHARES   EXERCISE PRICE
                              ---------------------------    ------------------------------  ---------------------------
Outstanding at
 beginning of year........      1,271,000    $   13.22         1,341,200        $  13.50       1,679,500    $   14.51
Options granted...........        100,000        17.00           398,500           17.77         310,000         9.96
Options exercised.........           --            --             25,200           13.23              --           --
Options cancelled.........         29,800        13.53            35,000           13.66          55,700        18.84
                                ---------                      ---------                       ---------
Outstanding at end
 of year .................      1,341,200    $   13.50         1,679,500        $  14.51       1,933,800    $   13.66
                                =========                      =========                       =========
Exercisable at end
 of year .................        110,100    $   13.48           218,300        $  14.04         430,650    $   14.74

                                 GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)


         The following table summarizes information about stock options outstanding at December 31, 1999:

                                            OUTSTANDING
                            ---------------------------------------------
                                          WEIGHTED AVERAGE                                     EXERCISABLE
                                              REMAINING                              ------------------------------
   RANGE OF                  NUMBER OF       CONTRACTUAL  WEIGHTED AVERAGE           NUMBER OF     WEIGHTED AVERAGE
EXERCISE PRICES               OPTIONS           LIFE       EXERCISE PRICE             OPTIONS       EXERCISE PRICE
---------------            -----------------------------------------------           ------------------------------
$ 7.81 - $13.06                340,000          9.3          $   10.10                 15,000          $  12.53
$13.07 - $15.64              1,214,000          6.7          $   13.25                294,000          $  13.52
$15.65 - $18.73                379,800          8.1          $   18.14                121,650          $  17.98
                             ---------                                                -------
                             1,933,800                                                430,650
                             =========                                                =======

         The Company applies APB 25 in accounting for its stock plans. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                               1997            1998          1999
                                                             ---------     ----------     -------
              Net income..................................   $  55,140     $  45,857      $  31,764
              Earnings per share - basic..................        2.57          2.18           1.52
              Earnings per share - diluted................        2.45          2.10           1.48

         For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Sholes option-pricing model with the following assumptions:

                                                                1997           1998          1999
                                                             ---------     ----------     -------
              Dividend yield..............................       0.7%           1.5%           1.5%
              Expected volatility.........................        41%            42%            46%
              Risk-free interest rate.....................       5.5%           4.6%           6.6%
              Expected holding period (in years)..........         6              6              6
              Weighted average fair value.................     $8.41          $8.20          $6.42

NOTE 14 - FINANCIAL INSTRUMENTS

SWAP AGREEMENTS

         The Company does not enter into financial instruments for trading purposes. The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate to fixed-rate debt in order to reduce the Company's exposure to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. The swap agreements in effect were as follows:

                                                                                      INTEREST RATE
                                                  NOTIONAL                       -------------------------
                     DECEMBER 31,                  AMOUNT         MATURITIES     RECEIVE (1)       PAY (2)
                     ------------                  ------         ----------     -----------       -------
                       1998..............      $    100,000        1999-2006        5.6%            6.6%
                       1999..............      $     80,000        2002-2006        6.2%            6.1%

---------------------
(1) Three-month LIBOR.
(2) Represents the weighted average rate.

                                 GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)


         At December 31, 1998, the Company was also party to a currency and interest rate swap, which partially hedged the Company's Canadian subsidiary's
9.09 percent Senior Notes. The agreement, that matured in 1999, provides for the payment of C$48,400 at a fixed rate of 7.54 percent in exchange for the receipt of US$35,000 at a fixed rate of 9.09 percent. Unrealized gains and losses on the currency portion of the swap are recognized and offset the foreign exchange gain or loss on the related debt in the consolidated statements of operations. Net amounts paid or received on the interest portion of the swap are accrued as adjustments to interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows:

                                                                 DECEMBER 31, 1998           DECEMBER 31, 1999
                                                             ------------------------      ---------------------
                                                               CARRYING        FAIR        CARRYING        FAIR
                                                               AMOUNT          VALUE       AMOUNT          VALUE
                                                               ------          -----       ------          -----
          Long-term debt...............................      $  357,531    $   357,737   $  724,115   $   730,115
          Unrealized gain on swap agreements...........      $      --     $       309   $      --    $     2,857

         The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term debt was based on quoted market prices for publicly traded notes and discounted cash flow analyses on its nontraded debt. The fair value of the Company's interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the swap agreements based upon quoted market prices as provided by financial institutions which are counterparties to the swap agreements.

NOTE 15 - GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

         GenTek operates through three primary business segments; telecommunications equipment, manufacturing and performance products. The business segments were determined based on several factors including products and services provided and markets served. Each segment is managed separately. The telecommunications equipment segment manufactures connector technology for telecommunications and data networks for two principal markets; public telecommunications networks and premises (non-public) voice and data networks. The segment is comprised of the businesses of Krone which were acquired by the Company on August 20, 1999. The manufacturing segment provides a broad range of engineered components and services to the automotive, appliance and electronic and industrial markets. The performance products segment manufactures a broad range of products and services to four principal markets: pharmaceutical and personal care, environmental services, technology and chemical processing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                 GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)


         Industry segment information for continuing operations is summarized as follows:

                                                             TOTAL REVENUES                       OPERATING PROFIT
                                                --------------------------------------  ------------------------------------
                                                     1997         1998         1999          1997        1998         1999
                                                -----------   -----------  -----------  -----------  -----------  ----------
Performance Products.........................   $   260,351   $   315,787  $  343,275   $   48,292   $   25,711   $   40,250
Manufacturing     ...........................       108,165       128,132     450,125       23,531       30,649       67,831
Telecommunications Equipment.................          --            --       138,599         --             --       16,632
                                                -----------   -----------  ----------   ----------   -----------------------
       Total Segment.........................       368,516       443,919     931,999       71,823       56,360      124,713
Eliminations and other corporate
  expenses...................................          --            --           --        (4,297)      (4,639      (12,307)
                                                -----------   -----------  ----------   ----------   ----------------------
Consolidated.................................   $   368,516   $   443,919  $  931,999   $   67,526   $   51,721   $  112,406
                                                ===========   ===========  ==========   ----------   ----------   ----------
Interest expense  ...........................                                                8,855       14,624       41,503
Other income, net ...........................                                                 (864)        (216)         (88)
                                                                                        ----------   --------------- ------
Consolidated income from continuing
  operations before income taxes and
  extraordinary item.........................                                           $   59,535   $   37,313   $   70,991
                                                                                        ==========   ==========   ==========


                                                         CAPITAL EXPENDITURES               DEPRECIATION AND AMORTIZATION
                                                --------------------------------------  ------------------------------------
                                                     1997         1998         1999         1997         1998         1999
                                                -----------   -----------  -----------  ----------   ----------   ----------
Performance Products.........................   $    23,563   $    24,260  $    21,475  $   13,688   $   19,763   $   22,485
Manufacturing................................         2,640         9,477       12,458       2,608        3,302       19,088
Telecommunications Equipment.................          --            --          4,575        --             --        9,531
                                                -----------   -----------  -----------  ----------   -----------  ----------
Consolidated.................................   $    26,203   $    33,737  $    38,508  $   16,296   $   23,065   $   51,104
                                                ===========   ===========  ===========  ==========   ==========   ==========


                                                                                                IDENTIFIABLE ASSETS
                                                                                           ----------------------------
                                                                                                    DECEMBER 31,
                                                                                           ----------------------------
                                                                                                1998            1999
                                                                                           -----------     ------------
Performance Products.....................................................................  $   381,202     $    360,597
Manufacturing     .......................................................................       78,267          467,886
Telecommunications Equipment.............................................................         --            368,495
Corporate................................................................................        2,057           13,386
                                                                                           -----------     ------------
Consolidated.............................................................................  $   461,526     $  1,210,364
                                                                                           ===========     ============

         Geographic area information for continuing operations is summarized as follows:

                                                  EXTERNAL REVENUES (1)           LONG-LIVED ASSETS (2)
                                         -------------------------------------  -------------------------
                                             1997         1998         1999         1998          1999
                                         -----------  -----------  -----------  -----------   -----------
              United States..........    $   337,659  $   394,307  $   682,189  $   262,291   $   380,782
              Foreign................         30,857       49,612      249,810       12,575       393,273
                                         -----------  -----------  -----------  -----------   -----------
              Consolidated...........    $   368,516  $   443,919  $   931,999  $   274,866   $   774,055
                                         ===========  ===========  ===========  ===========   ===========

----------------
(1) Revenues are attributed to geographic areas based on the locations of customers.
(2) Represents all non-current assets except deferred tax assets and financial instruments.

                                 GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)


NOTE 16 - SUMMARIZED FINANCIAL INFORMATION

         The Company's Senior Subordinated Notes due 2009 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign or are part of the Industrial Chemicals Business, which are no longer part of GenTek as a result of the Spinoff.

         The following condensed consolidating financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997

                                                                                         NON-
                                                                        SUBSIDIARY    GUARANTOR
                                                             PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ------     ----------   ------------   ------------  ------------
Net revenues.........................................    $      --     $   352,806   $    15,710    $      --     $   368,516
Cost of sales........................................           --         240,210        11,702           --         251,912
Selling, general and administrative expense..........         2,562         45,335         1,181           --          49,078
                                                         ----------    -----------   -----------    -----------   -----------
    Operating profit.................................        (2,562)        67,261         2,827           --          67,526
Interest expense  ...................................           --           8,855           --            --           8,855
Other (income) expense, net..........................            33           (901)            4           --           (864)
                                                         ----------    -----------   -----------    -----------   -----------
    Income from continuing operations
     before income taxes ............................        (2,595)        59,307         2,823           --          59,535
Income tax provision.................................        (1,111)        26,329         1,043           --          26,261
Equity in income from subsidiaries...................        57,799         24,821           --        (82,620)           --
                                                         ----------    -----------   -----------    ----------    -----------
    Income from continuing operations ...............        56,315         57,799         1,780       (82,620)        33,274
Income from discontinued operations
  (net of tax).......................................           --             --         23,041           --          23,041
                                                         ----------    -----------   -----------    ----------    -----------
    Net income    ...................................    $   56,315    $    57,799   $    24,821    $  (82,620)   $    56,315
                                                         ==========    ===========   ===========    ===========   ===========

                                 GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS--(CONTINUED)
                           (DOLLARS IN THOUSANDS)



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998

                                                                                         NON-
                                                                        SUBSIDIARY    GUARANTOR
                                                             PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ------     ----------   ------------   ------------  ------------
Net revenues.........................................    $      --     $   410,778   $    33,141    $      --     $   443,919
Cost of sales........................................                      301,347        25,279           --         326,626
Selling, general and administrative expense..........         2,758         59,621         3,193           --          65,572
                                                         ----------    -----------   -----------    -----------   -----------
    Operating profit.................................        (2,758)        49,810         4,669           --          51,721
Interest expense  ...................................           455         13,790           379           --          14,624
Other (income) expense, net..........................            30           (208)         (38)           --            (216)
                                                         ----------    -----------   ----------     -----------   -----------
    Income from continuing operations
     before income taxes and extraordinary item......        (3,243)        36,228         4,328           --          37,313
Income tax provision.................................        (1,469)        (3,599)        1,312           --          (3,756)
Equity in income from subsidiaries...................        49,481         13,315           --        (62,796)           --
                                                         ----------    -----------   -----------    ----------    ----------
    Income from continuing operations
      before extraordinary item......................        47,707         53,142         3,016       (62,796)        41,069
Income from discontinued operations
 (net of tax)........................................           --            --          10,299           --          10,299
                                                         ----------    -----------   -----------    ----------    -----------
    Income before extraordinary item.................        47,707         53,142        13,315       (62,796)        51,368
Extraordinary item (net of tax)......................           --           3,661           --            --           3,661
                                                         ----------    -----------   -----------    ----------    -----------
    Net income.......................................    $   47,707    $    49,481   $    13,315    $  (62,796)   $    47,707
                                                         ==========    ===========   ===========    ===========   ===========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999

                                                                                         NON-
                                                                        SUBSIDIARY    GUARANTOR
                                                             PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ------     ----------   ------------   ------------  ------------
Net revenues.........................................    $      --     $   624,455   $   329,565    $   22,021    $   931,999
Cost of sales........................................           --         473,728       235,881       (22,021)       687,588
Selling, general and administrative expense..........         8,139         75,720        48,146           --         132,005
                                                         ----------    -----------   -----------    -----------   -----------
    Operating profit.................................        (8,139)        75,007        45,538           --         112,406
Interest expense  ...................................        32,276         18,745        14,412       (23,930)        41,503
Other (income) expense, net..........................       (31,744)         5,030         2,696        23,930            (88)
                                                         ----------    -----------   -----------    ----------    -----------
    Income from continuing operations
     before income taxes and extraordinary item......        (8,671)        51,232        28,430           --          70,991
Income tax provision.................................        (3,463)        24,092        13,534           --          34,163
Equity in income from subsidiaries...................        43,042         15,902           --        (58,944)          --
                                                         ----------    -----------   -----------    ----------    -----------
    Income from continuing operations before
      extraordinary item.............................        37,834         43,042        14,896       (58,944)        36,828
Income from discontinued operations
 (net of tax)........................................           --            --           1,006           --           1,006
                                                         ----------    -----------   -----------    ----------    -----------
    Income before extraordinary item.................        37,834         43,042        15,902       (58,944)        37,834
Extraordinary item (net of tax)......................         4,939           --             --            --           4,939
                                                         ----------    -----------   -----------    ----------    -----------
    Net income.......................................    $   32,895    $    43,042   $    15,902    $  (58,944)   $    32,895
                                                         ==========    ===========   ===========    ==========    ===========

                                  GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998


                                                                                      NON-
                                                                      SUBSIDIARY    GUARANTOR
                                                          PARENT      GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          ------      ----------   ------------  ------------  ------------
 Current assets:
    Cash and cash equivalents....................     $    3,147     $    57,159   $     1,004    $      --     $    61,310
    Receivables, net.............................          1,900          53,009         5,711           --          60,620
    Inventories..................................            --           33,731         3,888           --          37,619
    Other current assets.........................            --           11,864           456           --          12,320
                                                      ----------     -----------   -----------    ----------    -----------
    Total current assets.........................          5,047         155,763        11,059           --         171,869
Property, plant and equipment, net...............            --          185,784        10,742           --         196,526
Goodwill, net of amortization....................            --           69,533         1,911           --          71,444
Intercompany receivable (payable)................        231,395        (231,282)         (113)          --             --
Investment in subsidiaries.......................          9,410          84,830           --        (94,240)           --
Other assets.....................................          2,172          19,480            35           --          21,687
Net assets of discontinued businesses............            --             --          75,292           --          75,292
                                                      ----------     -----------   -----------    ----------    -----------
    Total assets  ...............................     $  248,024     $   284,108   $    98,926    $  (94,240)   $   536,818
                                                      ==========     ===========   ===========    ==========    ===========
Current liabilities:
    Accounts payable.............................     $    2,550     $    35,816   $     4,447    $      --     $    42,813
    Accrued liabilities..........................            677          59,075         1,173           --          60,925
    Current portion of long-term debt............          2,000          48,270           532           --          50,802
                                                      ----------     -----------   -----------    ----------    -----------
    Total current liabilities....................          5,227         143,161         6,152           --         154,540
Long-term debt    ...............................        297,000           3,876         5,853           --         306,729
Other liabilities ...............................            493         127,661         2,091           --         130,245
                                                      ----------     -----------   -----------    ----------    -----------
    Total liabilities............................        302,720         274,698        14,096           --         591,514
Equity (deficit).................................        (54,696)          9,410        84,830       (94,240)       (54,696)
                                                      ----------     -----------   -----------    ----------    -----------
    Total liabilities and equity (deficit) ......     $  248,024     $   284,108   $    98,926    $  (94,240)   $   536,818
                                                      ==========     ===========   ===========    ==========    ===========

                                  GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999




                                                                                       NON-
                                                                       SUBSIDIARY    GUARANTOR
                                                          PARENT       GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          ------       ----------   ------------  ------------  ------------
Current assets:
    Cash and cash equivalents....................       $     51        $  6,050      $ 14,461      $    --      $   20,562
    Receivables, net.............................            --           99,723       105,785           --         205,508
    Inventories..................................            --           56,234        63,103           --         119,337
    Other current assets.........................            523          29,418        11,062           --          41,003
                                                        --------        --------      --------      ---------    ----------
    Total current assets.........................            574         191,425       194,411           --         386,410
Property, plant and equipment, net...............            --          255,412       103,947           --         359,359
Goodwill, net of amortization....................            --          121,027       265,463           --         386,490
Intercompany receivable (payable)................        514,067        (400,878)     (113,189)          --            --
Investment in subsidiaries.......................         33,473          79,736           --        (113,209)         --
Other assets.....................................            245          37,549        40,311           --          78,105
                                                        --------        --------      --------      ---------    ----------
    Total assets  ...............................       $548,359        $284,271      $490,943      $(113,209)   $1,210,364
                                                        ========        ========      ========      =========    ==========
Current liabilities:
    Accounts payable.............................       $     16        $ 42,555      $ 55,464      $    --      $   98,035
    Accrued liabilities..........................          6,202          69,274        79,557           --         155,033
    Current portion of long-term debt............          1,250           1,255        16,253           --
                                                        --------        --------      --------           --          18,758
    Total current liabilities....................          7,468         113,084       151,274           --         271,826
Long-term debt    ...............................        518,750           8,019       178,588           --         705,357
Other liabilities ...............................            572         129,695        81,345           --         211,612
                                                        --------        --------      --------      ---------    ----------
    Total liabilities............................        526,790         250,798       411,207           --       1,188,795
Equity...........................................         21,569          33,473        79,736       (113,209)      211,612
                                                        --------        --------      --------      ---------    ----------

    Total liabilities and equity.................       $548,359        $284,271      $490,943      $(113,209)   $1,210,364
                                                        ========        ========      ========      =========    ==========

                                  GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997


                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                         PARENT       GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                         ------       ----------    ------------  ------------   ------------
Net cash provided by (used in) operating
 activities........................................     $  (4,048)    $   57,579     $  2,648       $  --          $  56,179
                                                        ---------     ----------     --------       -------        ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired......................................          --          (30,130)         --           --            (30,130)
    Cash provided by discontinued operations.......          --             --            331          --                331
    Other..........................................          --          (26,105)         (35)         --            (26,140)
                                                        ---------     ----------     --------       -------        ---------
Net cash provided by (used in) investing
 activities........................................          --          (56,235)         296          --            (55,939)
                                                        ---------     ----------     --------       -------        ---------
Cash flows from financing activities:
    Intercompany cash transfers....................        36,648        (34,547)      (2,101)         --               --
    Other..........................................       (32,551)         3,464          --           --            (29,087)
                                                        ---------     ----------     --------       -------        ---------
Net cash provided by (used in) financing
 activities........................................         4,097        (31,083)      (2,101)         --            (29,087)
                                                        ---------     ----------     --------       -------        ---------
Effect of exchange rates on cash...................          --             --           (843)         --               (843)
                                                        ---------     ----------     --------       -------        ---------
Increase (decrease) in cash and cash
 equivalents.......................................            49        (29,739)         --           --            (29,690)
Cash and cash equivalents at beginning
 of year...........................................             2         50,089          --           --             50,091
                                                        ---------     ----------     --------       -------        ---------
Cash and cash equivalents at end of year...........     $      51     $   20,350     $    --        $  --          $  20,401
                                                        =========     ==========     ========       =======        =========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998

                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                         PARENT       GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                         ------       ----------    ------------  ------------   ------------
Net cash provided by (used in) operating
 activities........................................     $  (4,166)    $   56,803     $  4,631       $  --          $  57,268
                                                        ---------     ----------     --------       -------        ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired......................................          --          (90,935)         --           --            (90,935)
    Cash provided by discontinued operations.......          --             --         20,512          --             20,512
    Other..........................................          --          (32,170)        (800)         --            (32,970)
                                                        ---------     ----------     --------       -------        ---------
Net cash provided by (used in) investing
 activities........................................          --         (123,105)      19,712          --           (103,393)
                                                        ---------     ----------     --------       -------        ---------
Cash flows from financing activities:
    Intercompany cash transfers....................      (280,040)       309,942      (29,902)         --               --
    Other..........................................       287,302       (206,831)       6,380          --             86,851
                                                        ---------     ----------     --------       -------        ---------
Net cash provided by (used in) financing
 activities........................................         7,262        103,111      (23,522)         --             86,851
                                                        ---------     ----------     --------       -------        ---------
Effect of exchange rates on cash...................          --             --            183          --                183
                                                        ---------     ----------     --------       -------        ---------
Increase (decrease) in cash and cash
 equivalents.......................................         3,096        36,809         1,004          --             40,909
Cash and cash equivalents at beginning
 of year...........................................            51        20,350          --            --             20,401
                                                        ---------     ----------     --------       -------        ---------
Cash and cash equivalents at end of year...........     $   3,147     $   57,159     $  1,004       $  --          $  61,310
                                                        =========     ==========     ========       =======        =========

                                  GENTEK INC.
              NOTES TO THE CONSOLIDATED STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)




CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999

                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                         PARENT       GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                         ------       ----------    ------------  ------------   ------------
Net cash provided by (used in) operating
 activities......................................       $  (3,773)    $   36,109     $ 39,180       $    --        $  71,516
                                                        ---------     ----------     --------       -------        ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired....................................           --          (444,782)         --             --         (444,782)
    Cash provided by discontinued operations.....           --              --        127,571            --          127,571
    Other........................................           --           (29,054)      (7,973)           --          (37,027)
                                                        ---------     ----------     --------       -------        ---------
Net cash provided by (used in) investing
 activities......................................           --          (473,836)     119,598            --         (354,238)
                                                        ---------     ----------     --------       -------        ---------
Cash flows from financing activities:
    Intercompany cash transfers..................        (215,513)       327,153     (111,640)           --              --
    Other........................................         216,190         59,465      (33,358)           --          242,297
                                                        ---------     ----------     --------       -------        ---------
Net cash provided by (used in) financing
 activities......................................             677        386,618     (144,998)           --          242,297
                                                        ---------     ----------     --------       -------        ---------
Effect of exchange rates on cash.................           --              --           (323)           --            (323)
                                                        ---------     ----------     --------       -------        ---------
Increase (decrease) in cash and cash
 equivalents.....................................          (3,096)       (51,109)      13,457            --         (40,748)
Cash and cash equivalents at beginning
 of year.........................................           3,147         57,159        1,004            --           61,310
                                                        ---------     ----------     --------       -------        ---------
Cash and cash equivalents at end of year.........       $      51     $    6,050     $ 14,461       $    --        $  20,562
                                                        =========     ==========     ========       =======        =========


NOTE 17- UNAUDITED QUARTERLY INFORMATION


                                                                                      1998
                                                        ---------------------------------------------------------------
                                                          FIRST         SECOND        THIRD         FOURTH       YEAR
                                                          -----         ------        -----         ------       -----
Net revenues....................................        $ 100,536     $  118,355     $112,562      $112,466    $443,919
Income from continuing operations
 before extraordinary item......................            7,751         10,497        8,725        14,096      41,069
Income (loss) from discontinued operations......            2,110          4,189        3,041           959      10,299
Income before extraordinary item................            9,861         14,686       11,766        15,055      51,368
       Net income...............................            9,861         11,025(1)    11,766        15,055(2)   47,707
                                                        =========     ==========     ========      ========    ========
Earnings per common share - basic:
    Income from continuing operations...........              .37            .49          .42           .67        1.95
    Income from discontinued operations.........              .10            .20          .14           .05         .49
Extraordinary item - loss on
 extinguishment of debt (net of tax)............               --            .17           --            --         .17
                                                        ---------     ----------     --------      --------    --------
       Net income ..............................              .47            .52          .56           .72        2.27
                                                        =========     ==========     ========      ========    ========
Earnings per common share - assuming dilution:
    Income from continuing operations...........              .35            .48          .40           .65        1.88
    Income from discontinued operations.........              .10            .19          .14           .04         .47
Extraordinary item - loss from
 extinguishment of debt (net of tax)............               --            .17           --            --         .17
                                                        ---------     ----------     --------      --------    --------
       Net income ..............................        $     .45     $      .50     $    .54      $    .69    $   2.18
                                                        =========     ==========     ========      ========    ========

                                   GENTEK INC.
               NOTES TO THE CONSOLIDATED STATEMENTS - (CONCLUDED)
                             (DOLLARS IN THOUSANDS)


                                                                                      1999
                                                        ---------------------------------------------------------------
                                                          FIRST         SECOND        THIRD         FOURTH       YEAR
                                                          -----         ------        -----         ------       -----
Net revenues....................................         $127,763      $217,726      $263,834      $322,676    $931,999
Income from continuing operations
 before extraordinary item......................            8,210         8,837        10,720         9,061      36,828
Income (loss) from discontinued operations......            1,195          (189)          --            --        1,006
Income before extraordinary item................            9,405         8,648        10,720         9,061      37,834
Net income......................................            9,405         3,709(3)     10,720         9,061      32,895
                                                         ========      ========      ========      ========    ========
Earnings per common share - basic:
    Income from continuing operations...........              .39           .42           .51           .43        1.76
    Income (loss) from discontinued
     operations   ..............................              .06          (.01)          --            --          .05
Extraordinary item - loss on
 extinguishment of debt (net of tax)............             --             .24           --            --          .24
                                                         --------      --------      --------      --------    --------
    Net income..................................         $    .45      $    .17      $    .51      $    .43    $   1.57
                                                         ========      ========      ========      ========    ========
Earnings per common share - assuming dilution:

    Income from continuing operations...........              .38           .41           .50           .42        1.72
    Income (loss) from discontinued
     operations.................................              .06          (.01)          --            --          .05
Extraordinary item - loss from
 extinguishment of debt (net of tax)............             --             .23           --            --          .23
                                                         --------      --------      --------      --------    --------
    Net income..................................         $    .44      $    .17      $    .50      $    .42    $   1.54
                                                         ========      ========      ========      ========    ========


Note: Basic earnings per common share calculations are based on the weighted average number of shares outstanding during each of the quarters. Diluted earnings per common share assume the foregoing and, in addition, the exercise of all stock options and restricted units. The sum of the four quarters may not equal the full year computation due to rounding.

(1) In the second quarter of 1998, the Company recorded an extraordinary loss of $3,661 ($.17 per share) related to the early retirement of certain outstanding indebtedness.

(2) During the fourth quarter of 1998, the Company recorded a one-time charge of $12,885 ($7,789 after tax, or $.36 per share) primarily due to an asset impairment writedown for two of the Company's manufacturing facilities and incremental accruals of $11,300 ($6,831 after tax, or $.31 per share) principally related to litigation and environmental spending. The Company also recorded a non-recurring gain of $19,500 ($.89 per share) related to an income tax settlement.

(3) During the second quarter of 1999, the Company recorded an extraordinary loss of $4,939 ($0.23 per share) related to the early retirement of certain outstanding indebtedness and a one-time charge of $6,200 ($3,748 after tax, or $.17 per share).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors. For information relating to the Company's Directors, see the information under the caption "Nomination and Election of Directors" in the Company's definitive 1999 Proxy Statement (the "Proxy Statement"), which is hereby incorporated by reference.

         Executive Officers. For information relating to the Company's executive officers, see the information contained under the caption "Executive Officers and Key Employees" in Part I of this report.

         Compliance with Section 16(a) of the Exchange Act. For information relating to the compliance of the directors and officers of the Company, as well as any holder of ten percent or more of any registered class of the equity securities of the Company with Section 16(a) of the Exchange Act, see the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, which is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Executive Compensation. For information relating to the compensation of the Company's executives, see the information under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement, which hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Certain Beneficial Owners. For information relating to the beneficial ownership of more than five percent of the Company's Common Stock and Class B Common Stock, see the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which is hereby incorporated by reference.

         Security Ownership of Management. For information relating to the beneficial ownership of the Company's Common Stock and Class B Common Stock by Management, see the information under the caption "Management Stockholders" in the Company's Proxy Statement, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information under the caption "Certain Relationships and Transactions" in the Company's Proxy Statement, which is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

LIST OF EXHIBITS



EXHIBIT NO.                                       DESCRIPTION
-----------                                       -----------


    3.1  --  Amended and Restated Certificate of Incorporation of GenTek Inc. Incorporated by reference to the relevant exhibit to the Amendment No. 2 to Registration Statement on Form 10 of GenTek Inc. (File No. 001-14789),
             filed with the Securities and Exchange Commission on April 8, 1999 (the "1999 GenTek Form 10")
    3.2  --  Amended and Restated By-Laws of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999
             GenTek Form 10.
   10.01 --  GenTek Inc. Restricted Unit Plan for Non-Employee Directors. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
   10.02 --  GenTek Inc. Retirement Plan for Non-Employee Directors. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
   10.03 --  GenTek Inc. Performance Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek
             Form 10.
   10.04 --  GenTek Inc. Long-Term Incentive Plan. Incorporated by reference to the relevant exhibit to the 1999
             GenTek Form 10.
   10.05 --  Employee Benefits Agreement among GenTek Inc., The General Chemical Group Inc., General Chemical
             Industrial Products Inc. and General Chemical Corporation. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
   10.06 --  Tax Sharing Agreement between GenTek Inc. and The General Chemical Group Inc. Incorporated
             by reference to the relevant exhibit to the 1999 GenTek Form 10.
   10.07 --  Intellectual Property Agreement among GenTek Inc., General Chemical Corporation, The General
             Chemical Group Inc. and General Chemical Industrial Products Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
   10.08 --  Management Agreement between GenTek Inc. and Latona Associates Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
   10.09 --  Registration Rights Agreement between Paul M. Montrone and the General Chemical Group Inc., as
             assumed by GenTek Inc. with respect to Common Stock of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
   10.10 --  Credit Agreement, dated as of April 30, 1999, among GenTek Inc., Noma Acquisition Corp., the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative
             Agent, The Bank of Nova Scotia, as Syndication Agent, and Bankers Trust Company as Documentation
             Agent. Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the three months ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 (the "GenTek
             First Quarter 1999 10-Q").
   10.11 --  Guarantee and Pledge Agreement, dated as of April 30, 1999, made by GenTek Inc. and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to the relevant exhibit to the GenTek First Quarter 1999 10-Q.
   10.12 --  Indenture, dated as of August 9, 1999, between the Company and U.S. National Trust Association, as Trustee.
             Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the nine months ended September
             30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.
   21.1  --  Subsidiaries of GenTek Inc. Incorporated by reference to the relevant exhibit to GenTek Inc.'s Amendment
             No. 1 to Registration Statement on Form S-4 (File No. 333-91171) filed with the Securities and Exchange
             Commission on December 2, 1999.
   24.1  --  Powers of Attorney.
   27    --  Financial Data Schedule



FINANCIAL STATEMENTS

         See Item 8, beginning on page 18.

FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statement Schedule on page 53.

REPORTS ON FORM 8-K

         Form 8-K/A filed with the Securities and Exchange Commission on November 3, 1999 with respect to the acquisition of Krone AG, which included the financial statements for Krone AG for the two years ended December 31, 1998.

         Form 8-K filed with the Securities and Exchange Commission on February 15, 2000 with respect to the Company's rights offering of newly issued shares of its Common Stock and Class B Common Stock to its shareholders of record as of January 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2000.

                                 GENTEK INC.




                                 By: /s/ Richard R. Russell
                                    __________________________________________
                                    NAME:  RICHARD R. RUSSELL
                                    TITLE: PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of this Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


              SIGNATURE                                       TITLE                                  DATE
              ---------                                       -----                                  -----
    PRINCIPAL EXECUTIVE OFFICER:

     /s/ Richard R. Russell                 President and Chief Executive Officer              March 7, 2000
_______________________________________
         RICHARD R. RUSSELL


 PRINCIPAL FINANCIAL AND ACCOUNTING
              OFFICER:

     /s/ Stewart A. Fisher                  Vice President and Chief Financial Officer         March 7, 2000
_______________________________________
          STEWART A. FISHER


             DIRECTORS:

     /s/  Paul M. Montrone                  Chairman and Director                              March 7, 2000
_______________________________________
          PAUL M. MONTRONE

     /s/  Paul M. Meister                   Vice Chairman and Director                         March 7, 2000
_______________________________________
           PAUL M. MEISTER

     /s/ Richard R. Russell                 Director                                           March 7, 2000
_______________________________________
         RICHARD R. RUSSELL

      /s/ John W. Gildea                    Director                                           March 7, 2000
_______________________________________
           JOHN W. GILDEA

     /s/ Scott M. Sperling                  Director                                           March 7, 2000
_______________________________________
          SCOTT M. SPERLING

     /s/ Ira Stepanian                      Director                                           March 7, 2000
_______________________________________
            IRA STEPANIAN

     /s/ Bruce Koepfgen                     Director                                           March 7, 2000
_______________________________________
           BRUCE KOEPFGEN



                                   GENTEK INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE


   Schedule II -- Valuation and Qualifying Accounts .......................54


         Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                   GENTEK INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT    ADDITIONS
                                                  BEGINNING OF    CHARGED     DEDUCTIONS                  BALANCE AT
                                                    PERIOD       TO INCOME   FROM RESERVES    OTHER*     END OF PERIOD
                                                  ------------   ---------   -------------   --------    -------------

Year ended December 31, 1997
   Allowance for doubtful accounts..........      $  3,419     $     134    $      --      $      --     $   3,553
Year ended December 31, 1998
   Allowance for doubtful accounts..........      $  3,553     $     584    $     (411)    $      --     $   3,726
Year ended December 31, 1999
   Allowance for doubtful accounts..........      $  3,726     $   2,974    $   (1,812)    $    2,400    $   7,288


*  Primarily acquisitions

                                  EXHIBIT INDEX

  EXHIBIT                                                                  PAGE
    NO.                                                                   NUMBER
    ---                                                                   ------
 3.1  -- Amended and Restated Certificate of Incorporation of
         GenTek Inc. Incorporated by reference to the relevant exhibit to Amendment No. 2 to the Registration Statement on Form 10
         of GenTek Inc. (File No. 001-14789), filed with the
         Securities and Exchange Commission on April 8, 1999 (the
         "1999 GenTek Form 10").......................................

 3.2  -- Amended and Restated By-Laws of GenTek Inc. Incorporated
         by reference to the relevant exhibit to the 1999 GenTek
         Form 10......................................................

10.01 -- GenTek Inc. Restricted Unit Plan for Non-Employee
         Directors. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10...................................

10.02 -- GenTek Inc. Retirement Plan for Non-Employee Directors.
         Incorporated by reference to the relevant exhibit to the 1999
         GenTek Form 10...............................................

10.03 -- GenTek Inc. Performance Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10..............

10.04 -- GenTek Inc. Long-Term Incentive Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.

10.05 -- Employee Benefits Agreement among GenTek Inc., The General
         Chemical Group Inc., General Chemical Industrial Products
         Inc. and General Chemical Corporation. Incorporated by
         reference to the relevant exhibit to the 1999 GenTek Form
         10...........................................................

10.06 -- Tax Sharing Agreement between GenTek Inc. and The General
         Chemical Group Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10...........................

10.07 -- Intellectual Property Agreement among General Chemical
         Corporation, The General Chemical Group Inc., GenTek Inc. and
         General Chemical Industrial Products Inc. Incorporated by
         reference to the relevant exhibit to the 1999 GenTek Form
         10...........................................................

10.08 -- Management Agreement between GenTek Inc. and Latona
         Associates Inc. Incorporated by reference to the relevant
         exhibit to the 1999 GenTek Form 10...........................

10.09 -- Registration Rights Agreement between Paul M. Montrone and
         The General Chemical Group Inc., as assumed by GenTek Inc.
         with respect to Common Stock of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form
         10...........................................................

10.10 -- Credit Agreement, dated as of April 30, 1999, among GenTek
         Inc., Noma Acquisition Corp., the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as
         Administrative Agent, The Bank of Nova Scotia, as Syndication
         Agent, and Bankers Trust Company as Documentation Agent.
         Incorporated by reference to the relevant exhibit to GenTek
         Inc.'s 10-Q for the three months ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999
         (the "GenTek First Quarter 1999 10-Q").......................

10.11 -- Guarantee and Pledge Agreement, dated as of April 30, 1999, made by GenTek Inc. and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent.
         Incorporated by reference to the relevant exhibit to the
         GenTek First Quarter 1999 10-Q...............................

10.12 -- Indenture, dated as of August 9, 1999, between the Company and U.S. National Trust Association, as Trustee. Incorporated
         by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the nine months ended September 30, 1999 filed with the
         Securities and Exchange Commission on November 15, 1999......

  EXHIBIT                                                                  PAGE
    NO.                                                                   NUMBER
    ---                                                                   ------
21.1  -- Subsidiaries of GenTek Inc. Incorporated by reference to the relevant exhibit to GenTek Inc.'s Amendment No. 1 to its
         Registration Statement on Form S-4 (File No. 333-91171) filed with the Securities and Exchange Commission on December 2,
         1999.........................................................

24.1  -- Powers of Attorney...........................................

27    -- Financial Data Schedule......................................

                       STATEMENT OF DIFFERENCES
                       ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'