Form 10-Q
period 2000-03-31
GENTEK INC
filed 2000-05-15
CIK 1077552

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    X
_________          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
_________       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     YES  X       NO
                                                          _______     _______

The number of shares of Common Stock outstanding at April 28, 2000 was
20,233,006.
The number of shares of Class B Common Stock outstanding at April
28, 2000 was 4,750,107.
===============================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX

                                                                                   PAGE NO.
                                                                                   -------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          Ended March 31, 1999 and 2000..........................................      1

         Consolidated Balance Sheets - December 31, 1999 and
          March 31, 2000.........................................................      2

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1999 and 2000..........................................      3

         Notes to the Consolidated Financial Statements..........................    4-12

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................    13-14

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk..........     14

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings..................................................     15

     Item 2.  Changes in Securities and Use of Proceeds..........................     15

     Item 3.  Defaults upon Senior Securities....................................     15

     Item 4.  Submission of Matters to a Vote of Security Holders................     15

     Item 5.  Other Information..................................................     15

     Item 6.  Exhibits and Reports on Form 8-K...................................     15

     SIGNATURES..................................................................     16

     EXHIBIT INDEX...............................................................     17

     EXHIBITS  ..................................................................     18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                        ---------
                                                                    1999         2000
                                                                    ----         ----
Net revenues .................................................    $127,763   $ 315,679
Cost of sales ................................................      92,985     228,052
Selling, general and administrative expense ..................      16,604      50,896
                                                                 ---------   ---------
      Operating profit .......................................      18,174      36,731
Interest expense .............................................       4,308      16,888
Interest income ..............................................         518         239
Other (income) expense, net ..................................         103        (228)
                                                                 ---------   ---------
      Income from continuing operations before income taxes ..      14,281      20,310
Income tax provision .........................................       6,071       9,566
                                                                 ---------   ---------
Income from continuing operations ............................       8,210      10,744
      Income from discontinued operations (net of tax of $470)       1,195        --
                                                                 ---------   ---------
           Net income ........................................    $  9,405   $  10,744
                                                                 =========   =========
EARNINGS PER COMMON SHARE - BASIC:
Income from continuing operations ............................    $    .39   $     .47
Income from discontinued operations (net of tax) .............         .06        --
                                                                 ---------   ---------
           Net income ........................................    $    .45   $     .47
                                                                 =========   =========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Income from continuing operations ............................    $    .38   $     .46
Income from discontinued operations (net of tax) .............         .06        --
                                                                 ---------   ---------
           Net income ........................................    $    .44   $     .46
                                                                 =========   =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                         DECEMBER 31,     MARCH 31,
                                                                         ------------     ---------
                                                                            1999            2000
                                                                            ----            ----
                                                                                        (UNAUDITED)
Current assets:
       Cash and cash equivalents ....................................    $   20,562     $   24,090
       Receivables, net .............................................       205,508        202,512
       Inventories ..................................................       119,337        124,238
       Deferred income taxes ........................................        25,682         25,016
       Other current assets .........................................        15,321         19,041
                                                                        -----------    -----------
          Total current assets ......................................       386,410        394,897
Property, plant and equipment, net ..................................       359,359        411,084
Goodwill, net .......................................................       386,490        335,840
Other assets ........................................................        78,105         77,981
                                                                        -----------    -----------
          Total assets ..............................................    $1,210,364     $1,219,802
                                                                        ===========    ===========

                                               LIABILITIES AND EQUITY

Current liabilities:
      Accounts payable ..............................................    $   98,035    $    92,855
      Accrued liabilities ...........................................       155,033        146,844
      Current portion of long-term debt .............................        18,758         21,826
                                                                        -----------    -----------
          Total current liabilities .................................       271,826        261,525
Long-term debt ......................................................       705,357        667,522
Other liabilities ...................................................       211,612        228,729
                                                                        -----------    -----------
          Total liabilities .........................................     1,188,795      1,157,776
                                                                        -----------    -----------
Equity:
      Preferred Stock, $.01 par value; authorized 10,000,000
       shares; none issued or outstanding ...........................          --             --
      Common Stock, $.01 par value; authorized 100,000,000
       shares; issued:  16,876,017 and 20,251,357 shares at
       December 31, 1999 and March 31, 2000, respectively ...........           169            203
      Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding:
       3,958,421 and 4,750,107 shares at December 31, 1999 and
       March 31, 2000, respectively .................................            40             48
      Paid in capital ...............................................         4,856         42,882
      Accumulated other comprehensive loss ..........................        (3,489)       (10,609)
      Retained earnings .............................................        20,270         29,765
      Treasury stock, at cost:  18,058 and 18,351 shares at
       December 31, 1999 and March 31, 2000, respectively ...........          (277)          (263)
                                                                        -----------    -----------
          Total equity ..............................................        21,569         62,026
                                                                        -----------    -----------
          Total liabilities and equity ..............................    $1,210,364     $1,219,802
                                                                        ===========    ===========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                            ---------
                                                                      1999           2000
                                                                      ----           ----
Cash flows from operating activities:
       Net income ................................................   $  9,405    $ 10,744
       Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...........................      7,434      15,508
         Net loss on disposition of long-term assets .............       --            69
         Unrealized exchange gain ................................       (407)       --
         Restricted unit plan costs ..............................        217         111
         Income from discontinued operations .....................     (1,195)       --
         (Increase) decrease  in receivables .....................     (5,274)        126
         Increase in inventories .................................       (202)     (7,316)
         Decrease in accounts payable ............................     (4,121)     (3,153)
         Increase (decrease) in accrued liabilities ..............      2,305      (6,821)
         Increase (decrease) in other liabilities and assets, net      (3,949)      2,905
                                                                     --------    --------
             Net cash provided by continuing operations ..........      4,213      12,173
                                                                     --------    --------
Cash flows from investing activities:
       Capital expenditures ......................................     (8,254)    (10,282)
       Proceeds from sales or disposals of long term assets ......          8       1,537
       Cash provided by discontinued operations ..................      8,567        --
       Acquisition of businesses net of cash acquired* ...........    (57,708)     (1,523)
       Other investing activities ................................       --        (2,350)
                                                                     --------    --------
             Net cash used for investing activities ..............    (57,387)    (12,618)
                                                                     --------    --------
Cash flows from financing activities:
       Proceeds from sale of stock ...............................       --        37,973
       Proceeds from long-term debt ..............................     43,025        --
       Repayment of long-term debt ...............................    (15,996)    (32,790)
       Other financing activities ................................       (373)       --
                                                                     --------    --------
             Net cash provided by financing activities ...........     26,656       5,183
                                                                     --------    --------
Effect of exchange rate changes ..................................       (248)     (1,210)
                                                                     --------    --------
Increase (decrease) in cash and cash equivalents .................    (26,766)      3,528
Cash and cash equivalents at beginning of period .................     61,310      20,562
                                                                     --------    --------
Cash and cash equivalents at end of period .......................   $ 34,544    $ 24,090
                                                                     ========    ========
Supplemental information:
       Cash paid for income taxes ................................   $    219    $  8,453
                                                                     ========    ========
       Cash paid for interest ....................................   $  5,726    $ 21,724
                                                                     ========    ========
*Purchase of businesses net of cash acquired:
       Working Capital, other than cash ..........................   $(12,036)   $   (717)
       Plant, property and equipment .............................    (34,004)       (287)
       Other assets ..............................................    (25,142)       (519)
       Noncurrent liabilities ....................................     13,474        --
                                                                     --------    --------
         Net cash used to acquire businesses .....................   $(57,708)   $ (1,523)
                                                                     ========    ========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         GenTek Inc. ("GenTek" or the "Company") was spun off from The General Chemical Group Inc. ("GCG") on April 30, 1999 (the "Spinoff"). The Spinoff has been treated as a reverse spinoff for financial statement purposes because a greater proportion of the former assets and operations of GCG are held by GenTek. Accordingly, the financial position and results of operations of the industrial chemicals business that remained with GCG have been reflected as discontinued operations.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In addition, the Company recorded adjustments to increase property, plant and equipment and decrease goodwill to reflect refinements in purchase price allocations for acquisitions made during 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - COMPREHENSIVE INCOME

         Total comprehensive income is comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation gains and losses. Total comprehensive income for the three months ended March 31, 1999 and 2000 was $9,214 and $3,624, respectively.

NOTE 3 - CAPITAL STOCK

         On February 22, 2000, the Company issued 3,371,340 shares of Common Stock and 791,685 shares of Class B Common Stock in connection with the Company's rights offering. Pursuant to the rights offering, the holders of record of the Company's Common Stock and Class B Common Stock as of January 24, 2000 received, at no cost, 0.20 rights to purchase one share of Common Stock or Class B Common stock of the Company, as appropriate, for each share of such stock they held as of the record date. Each whole right entitled the holder to purchase one share of Common Stock or Class B Stock, as the case may be, at the price of $9.43 per share. The net proceeds to the Company from this issuance of Common Stock and Class B Common Stock were approximately $38 million and were used to repay existing indebtedness and for general corporate purposes.

NOTE 4 - EARNINGS PER SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares and issuable shares outstanding during the period. The computation of diluted earnings per share also includes the exercise of all stock options and restricted units, using the treasury stock method.

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


         The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
                                                                                1999               2000
                                                                                ----               ----
Basic earnings per common share:
         Weighted average common shares outstanding....................        20,847,073         22,756,886
                                                                          ===============    ===============
Diluted earnings per common share:
         Weighted average common shares outstanding....................        20,847,073         22,756,886
         Options and restricted units..................................           611,425            481,569
                                                                          ---------------    ---------------
               Total...................................................        21,458,498         23,238,455
                                                                          ===============    ===============

         At March 31, 1999 and 2000 options to purchase 1,704,500 shares and 1,653,800 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007 through 2009, were still outstanding at March 31, 2000.

NOTE 5 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                                  DECEMBER 31,      MARCH 31,
                                                                  -----------       --------
                                                                      1999            2000
                                                                      ----            ----
             Raw materials..................................     $ 51,652         $ 50,818
             Work in process................................       18,472           20,264
             Finished products..............................       45,004           48,904
             Supplies and containers........................        4,209            4,252
                                                                 -----------      -----------
                                                                 $119,337         $124,238
                                                                 ===========      ===========

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   DECEMBER 31,      MARCH 31,
                                                                                   ------------      ---------
                                                                   MATURITIES          1999            2000
                                                                   ----------          ----            ----
             Bank Term Loans - floating rates...................    2000-2007         $249,250        $248,875
             Revolving Credit Facility - floating rate..........       2005            220,000         195,000
             Senior Subordinated Notes - 11%....................       2009            200,000         200,000
             Other Debt - floating rate.........................                        54,865          45,473
                                                                                   -----------     -----------
                   Total Debt...................................                       724,115         689,348
                   Less:  Current Portion.......................                        18,758          21,826
                                                                                   -----------     -----------
                   Net Long-Term Debt...........................                      $705,357        $667,522
                                                                                   ===========     ===========

                                   GENTEK INC.

                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 7 - DIVIDENDS

         On March 8, 2000, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 3, 2000, to shareholders of record on March 22, 2000.

NOTE 8 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates ("Latona") which is controlled by a stockholder of the Company under which the Company receives corporate supervisory and administrative services and strategic guidance. Prior to the Spinoff, Latona provided these services to the GenTek Business pursuant to its agreement with GCG. The Company was charged $1,368 and $1,136 for the three months ended March 31, 1999 and 2000, respectively.

TRANSITION SUPPORT AGREEMENT

         After the Spinoff, GenTek provides GCG with certain administrative services pursuant to the Transition Support Agreement. For the three months ended March 31, 2000, GenTek charged GCG $477, related to this agreement.

OTHER TRANSACTIONS

         GCG supplies soda ash and calcium chloride to GenTek. For the three months ended March 31, 1999 and 2000, purchases from GCG amounted to $1,109 and $1,183, respectively.

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 9 - SEGMENT INFORMATION

         Industry segment information for continuing operations is summarized as follows:

                                                                       TOTAL REVENUES             OPERATING PROFIT
                                                                     THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                      -----------------          ------------------
                                                                         MARCH 31,                    MARCH 31,
                                                                         --------                     ---------
                                                                    1999           2000           1999         2000
                                                                    ----           ----           ----         ----
Performance Products......................................         $  78,331    $   83,562       $  9,126      $ 11,016
Manufacturing.............................................            49,432       149,339         10,120        19,739
Telecommunications Equipment..............................              --          82,778           --           7,836
                                                                ------------  ------------    -----------   -----------
         Total Segment....................................           127,763       315,679         19,246        38,591
Eliminations and other corporate expenses.................              --            --           (1,072)       (1,860)
                                                                ------------  ------------    -----------   ----------
Consolidated..............................................         $ 127,763    $  315,679         18,174        36,731
                                                                ============  ============
Interest expense..........................................                                          4,308        16,888
Other income, net.........................................                                            415           467
                                                                                              -----------   -----------
Income from continuing operations before
 income taxes.............................................                                       $ 14,281      $ 20,310
                                                                                                =========   ===========


                                                                    IDENTIFIABLE ASSETS
                                                                DECEMBER 31,     MARCH 31,
                                                                -----------      ---------
                                                                    1999            2000
                                                                    ----            ----

Performance Products......................................       $  360,597      $  362,996
Manufacturing.............................................          467,886         465,150
Telecommunications Equipment..............................          368,495         379,129
Corporate.................................................           13,386          12,527
                                                               ------------   -------------
Consolidated..............................................       $1,210,364      $1,219,802
                                                               ============   =============

                                   GENTEK INC.

                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 10- SUMMARIZED FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999

                                                                                          NON-
                                                                        SUBSIDIARY     GUARANTOR
                                                             PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ------     ----------   -------------  ------------  ------------
Net revenues.........................................    $      --        $118,615      $  9,148      $    --        $127,763
Cost of sales........................................           --          85,874         7,111           --          92,985
Selling, general and administrative expenses.........           352         15,325           927           --          16,604
                                                         ----------    -----------   -----------    -----------   -----------
    Operating profit.................................          (352)        17,416         1,110           --          18,174
Interest expense  ...................................           206          3,989           113           --           4,308
Other (income) expense, net..........................             3           (433)           15           --            (415)
                                                         ----------    -----------   -----------    -----------   -----------
    Income from continuing operations before
     income taxes....................................          (561)        13,860           982           --          14,281
Income tax provision.................................          (254)         6,004           321           --           6,071
Equity in income from subsidiaries...................         9,712          1,856           --        (11,568)           --
                                                         ----------    -----------   -----------    ----------    ----------
    Income from continuing operations ...............         9,405          9,712           661       (11,568)         8,210
Income from discontinued operations
  (net of tax).......................................           --             --          1,195           --           1,195
                                                         ----------    -----------   -----------    ----------    -----------
    Net income.......................................     $   9,405       $  9,712   $     1,856      $(11,568)      $  9,405
                                                         ==========    ===========   ===========    ===========   ===========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000

                                                                                          NON-
                                                                        SUBSIDIARY     GUARANTOR
                                                             PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ------     ----------   ------------   ------------  ------------
Net revenues.........................................       $   --        $174,861      $149,071       $(8,253)      $315,679
Cost of sales........................................           --         132,557       103,748        (8,253)       228,052
Selling, general and administrative expense..........           888         21,733        28,275           --          50,896
                                                         ----------    -----------   -----------    ----------    -----------
    Operating profit.................................          (888)        20,571        17,048           --          36,731
Interest expense  ...................................        11,677         12,321         7,579       (14,689)        16,888
Other (income) expense, net..........................       (11,824)        (3,372)           40       (14,689)          (467)
                                                         ----------    -----------   -----------    ----------    -----------
    Income before income taxes.......................          (741)        11,622         9,429           --          20,310
Income tax provision.................................        (1,264)         5,888         4,942           --           9,566
Equity in income from subsidiaries...................        10,221          4,487           --        (14,708)           --
                                                         ----------    -----------   -----------    ----------    -----------
    Net income.......................................       $10,744       $ 10,221      $  4,487      $(14,708)      $ 10,744
                                                         ==========    ===========   ===========    ==========    ===========

                                   GENTEK INC.

                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                                                       NON-
                                                                      SUBSIDIARY    GUARANTOR
                                                          PARENT      GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          ------      ----------   ------------   ------------  ------------
Current assets:
    Cash and cash equivalents....................       $     51        $  6,050   $    14,461      $    --      $   20,562
    Receivables, net.............................            --           99,723       105,785           --         205,508
    Inventories..................................            --           56,234        63,103           --         119,337
    Other current assets.........................            523          29,418        11,062           --          41,003
                                                      ----------     -----------   -----------    -----------   -----------
    Total current assets.........................            574         191,425       194,411           --         386,410
Property, plant and equipment, net...............            --          255,412       103,947           --         359,359
Goodwill, net of amortization....................            --          121,027       265,463           --         386,490
Intercompany receivable (payable)................        514,067        (400,878)     (113,189)          --            --
Investment in subsidiaries.......................         33,473          79,736           --        (113,209)         --
Other assets.....................................            245          37,549        40,311           --          78,105
                                                      ----------     -----------   -----------    -----------   -----------
    Total assets  ...............................       $548,359        $284,271   $   490,943      $(113,209)   $1,210,364
                                                      ==========     ===========   ===========    ===========   ===========
Current liabilities:
    Accounts payable.............................       $     16        $ 42,555   $    55,464      $    --      $   98,035
    Accrued liabilities..........................          6,202          69,274        79,557           --         155,033
    Current portion of long-term debt............          1,250           1,255        16,253           --          18,758
                                                      ----------     -----------   -----------    -----------    ----------
    Total current liabilities....................          7,468         113,084       151,274           --         271,826
Long-term debt    ...............................        518,750           8,019       178,588           --         705,357
Other liabilities ...............................            572         129,695        81,345           --         211,612
                                                      ----------     -----------   -----------    -----------    -----------
    Total liabilities............................        526,790         250,798       411,207           --       1,188,795
Equity...........................................         21,569          33,473        79,736       (113,209)       21,569
                                                      ----------     -----------   -----------    -----------    -----------
    Total liabilities and equity.................       $548,359        $284,271   $   490,943      $(113,209)  $ 1,210,364
                                                      ==========     ===========   ===========    ===========   ===========

                                   GENTEK INC.

                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2000


                                                                                      NON-
                                                                      SUBSIDIARY    GUARANTOR
                                                          PARENT      GUARANTORS   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                          ------      ----------   ------------     ------------   ------------
Current assets:
    Cash and cash equivalents....................       $     10        $  4,878      $ 19,202      $    --          $   24,090
    Receivables, net.............................            --          102,179       100,333           --             202,512
    Inventories..................................            --           56,750        67,488           --             124,238
    Other current assets.........................            428          32,102        11,527           --              44,057
                                                      ----------     -----------   -----------    -----------     -------------
    Total current assets.........................            438         195,909       198,550           --             394,897
Property, plant and equipment, net...............            --          257,246       153,838           --             411,084
Goodwill, net of amortization....................            --          108,046       227,794           --             335,840
Intercompany receivable (payable)................        501,641        (392,001)     (109,640)          --               --
Investment in subsidiaries.......................         75,907          85,069           --        (160,976)            --
Other assets.....................................            245          38,349        39,387           --              77,981
                                                      ----------     -----------   -----------    -----------     -------------
    Total assets  ...............................       $578,231        $292,618      $509,929      $(160,976)       $1,219,802
                                                      ==========     ===========   ===========    ===========     =============
Current liabilities:
    Accounts payable.............................       $     12        $ 26,009      $ 66,834      $    --          $   92,855
    Accrued liabilities..........................         20,557          54,482        71,805           --             146,844
    Current portion of long-term debt............          1,875             359        19,592           --              21,826
                                                      ----------     -----------   -----------    -----------     -------------
    Total current liabilities....................         22,444          80,850       158,231           --             261,525
Long-term debt    ...............................        493,125             875       173,522           --             667,522
Other liabilities ...............................            636         134,986        93,107           --             228,729
                                                      ----------     -----------   -----------    -----------     -------------
    Total liabilities............................        516,205         216,711       424,860           --           1,157,776
Equity (deficit).................................         62,026          75,907        85,069       (160,976)           62,026
                                                      ----------     -----------   -----------    -----------     -------------
    Total liabilities and equity (deficit) ......       $578,231        $292,618      $509,929      $(160,976)       $1,219,802
                                                      ==========     ===========   ===========    ===========     =============

                                   GENTEK INC.

                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999

                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                           PARENT     GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                           ------     ----------    ------------  ------------   ------------
Net cash provided by (used in) operating
 activities........................................       $(2,275)      $  6,391    $        97     $    --        $  4,213
                                                       ----------    -----------    -----------   -----------   -----------
Cash flows from investing activities:
    Cash provided by discontinued operations.......          --             --            8,567          --           8,567
    Acquisition of businesses net of cash
     acquired......................................          --          (57,708)           --           --         (57,708)
    Other..........................................          --           (7,834)          (412)         --          (8,246)
                                                       -----------   -----------    -----------   -----------   -----------
Net cash provided by (used in) investing
 activities........................................          --          (65,542)         8,155          --         (57,387)
                                                       -----------   -----------    -----------   -----------   -----------
Cash flows from financing activities:
    Intercompany cash transfers....................       (38,680)        46,852         (8,172)         --            --
    Other..........................................        39,127        (12,418)           (53)         --          26,656
                                                       ----------    -----------    -----------   -----------   -----------
Net cash provided by (used in) financing
 activities........................................           447         34,434         (8,225)         --          26,656
                                                       ----------    -----------    -----------   -----------   -----------
Effect of exchange rates on cash...................          --             --             (248)         --            (248)
                                                       ----------    -----------    -----------   -----------   -----------
Increase (decrease) in cash and cash
 equivalents.......................................        (1,828)       (24,717)          (221)         --         (26,766)
Cash and cash equivalents at beginning
 of year...........................................         3,147         57,159          1,004          --          61,310
                                                       ----------    -----------    -----------   -----------   -----------
Cash and cash equivalents at end of year...........       $ 1,319       $ 32,442    $       783     $    --        $ 34,544
                                                       ==========    ===========    ===========   ===========   ===========

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                      FOR THE QUARTER ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000

                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                           PARENT     GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                           ------     ----------    ------------  ------------   ------------
Net cash provided by (used in) operating
 activities........................................      $ 15,054       $(20,254)       $17,373     $    --        $ 12,173
                                                       ----------    -----------    -----------   -----------   -----------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired......................................           --          (1,523)           --           --          (1,523)
    Other..........................................           --          (6,477)        (4,618)         --         (11,095)
                                                       -------------------------    -----------   -----------   -----------
Net cash provided by (used in) investing
 activities........................................           --          (8,000)        (4,618)         --         (12,618)
                                                       -------------------------    -----------   -----------   -----------
Cash flows from financing activities:
    Proceeds from sale of stock....................        37,973            --             --           --          37,973
    Intercompany cash transfers....................       (28,068)        32,578         (4,510)         --            --
    Other..........................................       (25,000)        (5,496)        (2,294)         --         (32,790)
                                                       ----------    -----------    -----------   -----------   -----------
Net cash provided by (used in) financing
 activities........................................       (15,095)        27,082         (6,804)         --           5,183
                                                       ----------    -----------    -----------   -----------   -----------
Effect of exchange rates on cash...................          --              --          (1,210)         --          (1,210)
                                                       ----------    -----------    -----------   -----------   -----------
Increase (decrease) in cash and cash
 equivalents.......................................           (41)        (1,172)         4,741          --           3,528
Cash and cash equivalents at beginning
 of year...........................................            51          6,050         14,461          --          20,562
                                                       ----------    -----------    -----------   -----------   -----------
Cash and cash equivalents at end of year...........      $     10       $  4,878        $19,202     $    --        $ 24,090
                                                       ==========    ===========    ===========   ===========   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1999.

Results of Operations

         Net revenues for the three month period ended March 31, 2000 increased 147 percent to $315.7 million, from $127.8 million for the comparable period in 1999. This increase is due principally the acquisitions of the Noma and Defiance in the manufacturing segment and the acquisition of Krone, which represents the telecommunications equipment segment.

         Gross profit for the three month period ended March 31, 2000 increased 152 percent to $87.6 million from $34.8 million for the comparable prior year period. This increase is principally due to the above-mentioned acquisitions and higher volumes in the existing manufacturing segment businesses. Gross profit as a percentage of net revenues was comparable to the prior year period.

         Selling, general and administrative expense was $50.9 million for the three months ended March 31, 2000 as compared to $16.6 million for the first three months of 1999 principally due to the above-mentioned acquisitions.

         Interest expense for the three month period ended March 31, 2000 was $16.9 million, which was $12.6 million higher than the comparable prior year level as a result of higher outstanding debt balances related to the Company's acquisitions.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $24.1 million at March 31, 2000 compared with $20.6 million at year-end 1999. During the first three months of 2000, the Company generated cash flow from continuing operations of $12.2 million, had net proceeds from sale of stock of $38.0 million which was used for the repayment of existing debt of $32.8 million and capital expenditures of $10.3 million.

         The Company had working capital of $133.5 million at March 31, 2000 as compared with $114.6 million at December 31, 1999. This increase in working capital principally reflects lower accounts payable and accrued liabilities and higher inventories.

         On February 22, 2000, the Company issued 3,371,340 shares of Common Stock and 791,685 shares of Class B Common Stock in connection with the Company's rights offering. Pursuant to the rights offerings, the holders of record of the Company's Common Stock and Class B Common Stock as of January 24, 2000 received, at no cost, 0.20 rights to purchase one share of Common Stock or Class B Common Stock of the Company, as appropriate, for each share of such stock they held as of the record date. Each whole right entitled the holder to purchase one share of Common Stock or Class B Common Stock, as the case may be, at the price of $9.43 per share. The net proceeds to the Company from this issuance of Common Stock and Class B Common Stock were approximately $38 million and were used to repay existing indebtedness and for general corporate purposes.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On March 30, 2000, the Company received a Notice of Violation issued by the U.S. Environmental Protection Agency ("EPA"), pursuant to which EPA alleged that the routine replacement of certain catalyst at the Company's Anacortes, Washington facility in 1990 constituted a violation of EPA's Prevention of Significant Deterioration ("PSD") regulations promulgated under Sections 165-169 of the Clean Air Act. The Company denies such allegations and will defend itself vigorously in this matter. In the event that the Company is unsuccessful in its defense or cannot otherwise resolve this matter with EPA, potential penalties could exceed $100,000. Management does not expect that this matter will have a material effect on the financial condition or result of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27    Financial Data Schedule.

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


                                          GENTEK INC.
                                   ----------------------------------------
                                         Registrant

Date  May 12, 2000             /s/ Richard R. Russell
      ---------------              ----------------------------------------
                                   RICHARD R. RUSSELL
                                   President and Chief Executive Officer
                                   (Principal Executive Officer) and Director

Date  May 12, 2000             /s/ Stewart A. Fisher
      ---------------               ---------------------------------------
                                    STEWART A. FISHER
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



   EXHIBIT NO.                      DESCRIPTION                               PAGE
   -----------                      -----------                               -----
       27          Financial Data Schedule..................................   18
