Form 10-Q
period 2000-06-30
GENTEK INC
filed 2000-08-14
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

         X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    ----------             OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                             OR

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


The number of shares of Common Stock outstanding at August 1, 2000 was 20,233,006.

The number of shares of Class B Common Stock outstanding at August 1, 2000 was 4,750,107.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX
                                      -----

                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months and Six Months
          Ended June 30, 1999 and 2000...................................................      1

         Consolidated Balance Sheets - December 31, 1999 and
          June 30, 2000..................................................................      2

         Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 1999 and 2000.........................................................      3

         Notes to the Consolidated Financial Statements..................................    4-13

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................................   14-15

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk..................     16

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings.........................................................      17

     Item 2.  Changes in Securities and Use of Proceeds.................................      17

     Item 3.  Defaults upon Senior Securities...........................................      17

     Item 4.  Submission of Matters to a Vote of Security Holders.......................      17

     Item 5.  Other Information.........................................................      17

     Item 6.  Exhibits and Reports on Form 8-K...........................................     17

     SIGNATURES..........................................................................     18

     EXHIBIT INDEX.......................................................................     19

     EXHIBITS  .........................................................................      20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               GENTEK INC.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)

                                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                               --------              --------
                                                                           1999       2000        1999       2000
                                                                           ----       ----        ----       ----
Net revenues............................................................ $217,726   $326,453    $345,489   $642,132
Cost of sales...........................................................  165,088    232,153     258,146    460,205
Selling, general and administrative expense.............................   29,240     49,253      45,844    100,149
                                                                          -------   --------    --------   --------
      Operating profit..................................................   23,398     45,047      41,499     81,778
Interest expense........................................................    7,993     16,872      12,301     33,760
Interest income.........................................................      234        366         593        605
Other (income) expense, net.............................................     (121)    (2,486)       (250)    (2,714)
                                                                          -------   --------    --------   --------
      Income from continuing operations before income
      taxes and extraordinary item......................................   15,760     31,027      30,041     51,337
Income tax provision....................................................    6,923     13,022      12,994     22,588
                                                                          -------   --------    --------   --------
      Income from continuing operations before
       extraordinary item...............................................    8,837     18,005      17,047     28,749
Income (loss) from discontinued operations (net of tax).................     (189)       --        1,006        --
                                                                          -------   --------    --------   -------
      Income before extraordinary item..................................    8,648     18,005      18,053     28,749
Extraordinary item - loss from extinguishment of debt (net
 of tax of $3,231)......................................................    4,939        --        4,939        --
                                                                          -------   --------    --------   -------
           Net income...................................................  $ 3,709   $ 18,005    $ 13,114   $ 28,749
                                                                          =======   ========    ========   ========


EARNINGS PER COMMON SHARE - BASIC:
Income from continuing operations.......................................  $   .42   $    .72    $    .81   $   1.20
Income (loss) from discontinued operations (net of tax).................     (.01)       --          .05        --
Extraordinary item - loss from extinguishment of debt
 (net of tax)...........................................................      .24        --          .24        --
                                                                          -------   --------    --------   -------
           Net income...................................................  $   .17   $    .72    $    .62   $   1.20
                                                                          =======   ========    ========   ========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Income from continuing operations.......................................  $   .41   $    .70    $    .79   $   1.17
Income (loss) from discontinued operations (net of tax).................     (.01)       --          .05        --
Extraordinary item - loss from extinguishment of debt
 (net of tax)...........................................................      .23        --          .23        --
                                                                          -------   --------    --------   --------
           Net income...................................................  $   .17   $    .70    $    .61   $   1.17
                                                                          =======   ========    ========   ========







      See the accompanying notes to the consolidated financial statements.

                                               GENTEK INC.

                                       CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  ASSETS

                                                                                    DECEMBER 31,       JUNE 30,
                                                                                        1999             2000
                                                                                        ----             ----
                                                                                                     (UNAUDITED)
Current assets:
       Cash and cash equivalents...................................................  $   20,562      $   28,787
       Receivables, net............................................................     205,508         213,291
       Inventories.................................................................     119,337         128,911
       Deferred income taxes.......................................................      25,682          26,696
       Other current assets........................................................      15,321          18,206
                                                                                     ----------      ----------
          Total current assets.....................................................     386,410         415,891
Property, plant and equipment, net.................................................     359,359         414,633
Goodwill, net .....................................................................     386,490         364,828
Other assets                                                                             78,105          56,042
                                                                                     ----------      ----------
          Total assets.............................................................  $1,210,364      $1,251,394
                                                                                     ==========      ==========

                                                LIABILITIES AND EQUITY

Current liabilities:
      Accounts payable.............................................................  $   98,035      $   97,970
      Accrued liabilities..........................................................     155,033         157,510
      Current portion of long-term debt............................................      18,758          33,174
                                                                                     ----------      ----------
          Total current liabilities................................................     271,826         288,654
Long-term debt.....................................................................     705,357         682,742
Other liabilities..................................................................     211,612         205,771
                                                                                     ----------      ----------
          Total liabilities........................................................   1,188,795       1,177,167
                                                                                     ----------      ----------
Equity:
      Preferred Stock, $.01 par value; authorized 10,000,000
       shares; none issued or outstanding..........................................         --              --
      Common Stock, $.01 par value; authorized 100,000,000
       shares; issued:  16,876,017 and 20,251,357 shares at
       December 31, 1999 and June 30, 2000, respectively...........................         169             203
      Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding:
       3,958,421 and 4,750,107 shares at December 31, 1999 and
       June 30, 2000, respectively.................................................          40              48
      Paid in capital..............................................................       4,856          42,956
      Accumulated other comprehensive loss.........................................      (3,489)        (15,238)
      Retained earnings............................................................      20,270          46,521
      Treasury stock, at cost:  18,058 and 18,351 shares at
       December 31, 1999 and June 30, 2000, respectively...........................        (277)           (263)
                                                                                     ----------      ----------
          Total equity.............................................................      21,569          74,227
                                                                                     ----------      ----------
          Total liabilities and equity.............................................  $1,210,364      $1,251,394
                                                                                     ==========      ==========






      See the accompanying notes to the consolidated financial statements.

                                               GENTEK INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                               (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                              ----------
                                                                                       1999               2000
                                                                                       ----               ----
Cash flows from operating activities:
       Net income.........................................................           $    13,114       $    28,749
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization....................................                18,133            30,056
         Net loss (gain) on disposition of long-term assets...............                     6              (970)
         Unrealized exchange gain.........................................                  (937)             --
         Restricted unit plan costs.......................................                   465               182
         Loss on extinguishment of debt...................................                 8,170              --
         Income from discontinued operations..............................                (1,006)             --
         Increase in receivables..........................................               (13,950)           (9,510)
         Increase in inventories..........................................                  (543)          (12,004)
         Increase (decrease) in accounts payable..........................                  (815)              146
         Increase in accrued liabilities..................................                 5,833             1,861
         Increase (decrease) in other liabilities and assets, net.........                 4,295            (5,101)
                                                                                     -----------         ---------
             Net cash provided by continuing operations...................                32,765            33,409
                                                                                     -----------         ---------
Cash flows from investing activities:
       Capital expenditures...............................................               (15,410)          (23,835)
       Proceeds from sales or disposals of long term assets...............                     8             5,942
       Cash provided by discontinued operations...........................               118,095              --
       Acquisition of businesses net of cash acquired*....................              (282,564)          (32,455)
       Other investing activities.........................................                  --              (1,000)
                                                                                     -----------         ---------
             Net cash used for investing activities.......................              (179,871)          (51,348)
                                                                                     -----------         ---------
Cash flows from financing activities:
       Proceeds from sale of stock........................................                  --              37,973
       Proceeds from long-term debt.......................................               482,206            28,000
       Repayment of long-term debt........................................              (379,955)          (35,639)
       Dividends..........................................................                (1,037)           (2,498)
       Other financing activities.........................................                  (603)             --
                                                                                     -----------         ---------
             Net cash provided by financing activities....................               100,611            27,836
                                                                                     -----------         ---------
Effect of exchange rate changes on cash...................................                  (361)           (1,672)
                                                                                     -----------         ---------
Increase (decrease) in cash and cash equivalents..........................               (46,856)            8,225
Cash and cash equivalents at beginning of period..........................                61,310            20,562
                                                                                     -----------         ---------
Cash and cash equivalents at end of period................................           $    14,454         $  28,787
                                                                                     ===========         =========
Supplemental information:
       Cash paid for income taxes.........................................           $    15,003         $  13,613
                                                                                     ===========         =========
       Cash paid for interest.............................................           $     9,619         $  33,530
                                                                                     ===========         =========
*Purchase of businesses net of cash acquired:
       Working Capital, other than cash...................................           $   (30,522)        $  (1,475)
       Plant, property and equipment......................................               (71,990)           (4,284)
       Other assets.......................................................              (202,864)          (29,119)
       Noncurrent liabilities.............................................                22,812             2,423
                                                                                     -----------         ---------
         Net cash used to acquire businesses..............................             $(282,564)        $ (32,455)
                                                                                     ===========         =========


      See the accompanying notes to the consolidated financial statements.

                                GENTEK INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                           (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In addition, the Company recorded adjustments to the carrying values of its assets and liabilities to reflect refinements in purchase price allocations for acquisitions made within the last year. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - COMPREHENSIVE INCOME

         Total comprehensive income is comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation gains and losses. Total comprehensive income for the three months ended June 30, 1999 and 2000 was $3,739 and $13,376, respectively. Total comprehensive income for the six months ended June 30, 1999 and 2000 was $12,953 and $17,000, respectively.

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

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         The shares outstanding used for the basic and diluted earnings per common share computation are reconciled as follows:

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                                       --------                          --------
                                                                 1999            2000             1999             2000
                                                                 ----            ----             ----             ----
Basic earnings per common share:
         Weighted average common shares
          outstanding................................           20,909,603    25,135,758       20,909,603       23,946,322
                                                                ==========    ==========       ==========       ==========
Diluted earnings per common share:
         Weighted average common shares
          outstanding................................           20,909,603    25,135,758       20,909,603       23,946,322
         Options and restricted units................              548,535       604,014          548,535          604,014
                                                                ----------    ----------       ----------       ----------
               Total.................................           21,458,138    25,739,772       21,458,138       24,550,336
                                                                ==========    ==========       ==========       ==========

         At June 30, 1999 and 2000 options to purchase 672,500 shares and 566,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

NOTE 5 - ACQUISITION

         On May 31, 2000, the Company acquired approximately 85 percent (81 percent on a fully diluted basis) of the outstanding stock of Con-X Corporation, an emerging leader in the development of automated cross-connect systems for digital subscriber line and other broadband service providers. Funding for these transactions was provided by existing cash and borrowings under the Company's existing credit facilities. The acquisitions were accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the financial statements from the date of their respective acquisitions. The allocations of purchase price for the above-mentioned acquisitions are based on valuation information available to the Company which is subject to change as such information is finalized. Subject to the receipt of a definitive appraisal, the Company may account for some portion of the purchase consideration for the acquisition of Con-X as acquired in-process research and development in the quarter ending September 30, 2000.

NOTE 6 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                                     DECEMBER 31,      JUNE 30,
                                                                     ------------      --------
                                                                         1999            2000
                                                                         ----            ----
             Raw materials..................................           $ 51,652      $ 53,156
             Work in process................................             18,472        21,202
             Finished products..............................             45,004        49,507
             Supplies and containers........................              4,209         5,046
                                                                       --------      --------
                                                                       $119,337      $128,911
                                                                       ========      ========

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 7 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                    DECEMBER 31,   JUNE 30,
                                                                                    ------------   --------
                                                                      MATURITIES        1999         2000
                                                                      ----------        ----         ----
             Bank Term Loans - floating rate....................       2000-2007      $249,250     $248,500
             Revolving Credit Facility - floating rate..........          2005         220,000      223,000
             Senior Subordinated Notes - 11%....................          2009         200,000      200,000
             Other Debt - floating rate.........................                        54,865       44,416
                                                                                      --------     --------
                   Total Debt...................................                       724,115      715,916
                   Less:  Current Portion.......................                        18,758       33,174
                                                                                      --------     --------
                   Net Long-Term Debt...........................                      $705,357     $682,742
                                                                                      ========     ========

NOTE 8 - DIVIDENDS

         On June 6, 2000, GenTek's Board of Directors declared a quarterly cash dividend of $.05 per share of Common Stock and Class B Common Stock, payable June 30, 2000, to shareholders of record on June 17, 2000.

NOTE 9 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates ("Latona"), a company controlled by a stockholder of the Company, under which the Company receives corporate supervisory and administrative services and strategic guidance. Prior to the Spinoff, Latona provided these services to GenTek's businesses pursuant to a substantially similar agreement with GCG. The Company was charged $2,493 and $2,299 for the six months ended June 30, 1999 and 2000, respectively. In connection with the acquisition of Con-X, the Company paid $275.

TRANSITION SUPPORT AGREEMENT

         GenTek provides GCG with certain administrative services pursuant to a transition support agreement entered into in connection with the Spinoff. For the six months ended June 30, 1999 and 2000, GenTek charged GCG $618 and $900, respectively, related to this agreement.

OTHER TRANSACTIONS

         GCG supplies soda ash and calcium chloride to GenTek. For the six months ended June 30, 1999 and 2000, purchases from GCG amounted to $5,106 and $2,375, respectively.

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




NOTE 10 - SEGMENT INFORMATION

         Industry segment information for continuing operations is summarized as follows:

                                                                     TOTAL REVENUES     OPERATING PROFIT
                                                                    SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                    ----------------    ----------------
                                                                        JUNE 30,            JUNE 30,
                                                                        --------            --------
                                                                   1999      2000       1999       2000
                                                                   ----      ----       ----       ----
           Performance Products..............................   $165,409   $176,326   $21,774    $24,096
           Manufacturing.....................................    180,080    293,526    28,737     39,147
           Telecommunications Equipment......................       --      172,280       --      21,273
                                                                --------   --------   -------    -------
                    Total Segment............................    345,489    642,132    50,511     84,516
           Eliminations and other corporate expenses.........       --         --      (9,012)    (2,738)
                                                                --------   --------   -------    -------
           Consolidated......................................   $345,489   $642,132    41,499     81,778
                                                                ========   ========
           Interest expense..................................                          12,301     33,760
           Other income, net.................................                            (843)    (3,319)
                                                                                      -------    -------
           Consolidated income from continuing
            operations before income taxes and
            extraordinary item...............................                         $30,041    $51,337
                                                                                      =======    =======

                                                                  IDENTIFIABLE ASSETS
                                                                  --------------------
                                                               DECEMBER 31,   JUNE 30,
                                                               -----------    --------
                                                                   1999         2000
                                                                   ----         ----
           Performance Products..........................      $  360,597   $  379,151
           Manufacturing.................................         467,886      471,360
           Telecommunications Equipment..................         368,495      406,135
           Corporate.....................................          13,386       11,540
                                                               ----------   ----------
           Consolidated..................................      $1,210,364   $1,268,186
                                                               ==========   ==========

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 11- SUMMARIZED FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999


                                                                    SUBSIDIARY   NON-GUARANTOR
                                                           PARENT   GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                           ------   ----------   ------------   ------------  ------------
Net revenues.........................................    $   --     $166,274       $66,257      $(14,805)     $217,726
Cost of sales........................................        --      125,975        53,918       (14,805)      165,088
Selling, general and administrative expenses.........      6,332      19,536         3,372          --          29,240
                                                         -------    --------       -------      --------      --------
    Operating profit.................................     (6,332)     20,763         8,967          --          23,398
Interest expense  ...................................      6,305       5,312         2,501        (6,125)        7,993
Other (income) expense, net..........................     (6,107)     (1,073)          700         6,125          (355)
                                                         -------    --------       -------      --------      -------
    Income from continuing operations before
     income taxes and extraordinary item.............     (6,530)     16,524         5,766           --         15,760
Income tax provision.................................     (2,831)      7,320         2,434           --          6,923
Equity in income from subsidiaries...................     12,347       3,143          --         (15,490)          --
                                                         -------    --------       -------      --------      --------
    Income from continuing operations before
     extraordinary item..............................      8,648      12,347         3,332       (15,490)        8,837
Income from discontinued operations
  (net of tax).......................................        --         --            (189)          --           (189)
                                                         -------------------       -------      --------      --------
Income before extraordinary item.....................      8,648      12,347         3,143       (15,490)        8,648
Extraordinary item - loss from extinguishment
  of debt (net of tax) of $3,231.....................      4,939        --            --             --          4,939
                                                         --------   --------       -------      --------      --------
    Net income    ...................................    $ 3,709    $ 12,347       $ 3,143      $(15,490)     $  3,709
                                                         =======    ========       =======      ========      ========

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000


                                                                   SUBSIDIARY   NON-GUARANTOR
                                                          PARENT   GUARANTORS   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ------   ----------   ------------    ------------  ------------
Net revenues.........................................    $   --      $179,441       $155,719      $ (8,707)   $326,453
Cost of sales........................................        --       136,013        104,847        (8,707)    232,153
Selling, general and administrative expense..........         670      18,642         29,941          --        49,253
                                                         --------    --------       --------      --------    --------
    Operating profit.................................        (670)     24,786         20,931          --        45,047
Interest expense  ...................................      11,804      12,154          4,647       (11,733)     16,872
Other (income) expense, net..........................     (11,643)       (506)        (2,436)       11,733      (2,852)
                                                         --------    --------       --------      --------    --------
    Income before income taxes.......................        (831)     13,138         18,720         --         31,027
Income tax provision.................................        (329)      5,033          8,318         --         13,022
Equity in income from subsidiaries...................      18,507      10,402            --        (28,909)      --
                                                         --------    --------       --------      --------    --------
    Net income    ...................................    $ 18,005    $ 18,507       $ 10,402      $(28,909)   $ 18,005
                                                         ========    ========       ========      ========    ========



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999


                                                                     SUBSIDIARY   NON-GUARANTOR
                                                          PARENT     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ------     ----------   -------------   ------------   ------------
Net revenues.........................................    $   --        $285,350       $75,405      $(15,266)     $ 345,489
Cost of sales........................................        --         212,383        61,029       (15,266)       258,146
Selling, general and administrative expenses.........       6,685        34,861         4,298           --          45,844
                                                          -------      --------      --------      --------      ---------
    Operating profit.................................      (6,685)       38,106        10,078           --          41,499
Interest expense  ...................................      11,754         9,533         2,614       (11,600)        12,301
Other (income) expense, net..........................     (11,347)       (1,811)          715        11,600           (843)
                                                          -------      --------      --------      --------       --------
    Income from continuing operations before
     income taxes and extraordinary item.............      (7,092)       30,384         6,749           --          30,041
Income tax provision.................................      (3,085)       13,324         2,755           --          12,994
Equity in income from subsidiaries...................      22,060         5,000           --        (27,060)           --
                                                          -------      --------      --------      --------       --------
    Income from continuing operations before

     extraordinary item..............................      18,053        22,060         3,994       (27,060)        17,047
Income from discontinued operations
  (net of tax).......................................        --            --           1,006           --           1,006
                                                          -------      --------      --------      --------      ---------
Income before extraordinary item.....................      18,053        22,060         5,000       (27,060)        18,053
Extraordinary item - loss from extinguishment
  of debt (net of tax) of $3,231.....................       4,939          --             --            --           4,939
                                                          -------      --------      --------      --------      ---------
    Net income    ...................................     $13,114      $ 22,060      $  5,000      $(27,060)      $ 13,114
                                                          =======      ========      ========      ========      =========

                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000

                                                                     SUBSIDIARY   NON-GUARANTOR
                                                          PARENT     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ------     ----------   -------------   ------------   ------------
Net revenues.........................................    $    --       $354,302      $304,790      $(16,960)      $642,132
Cost of sales........................................         --        268,570       208,595       (16,960)       460,205
Selling, general and administrative expense..........       1,557        40,376        58,216          --          100,149
                                                         --------      --------      --------      --------       --------
    Operating profit.................................      (1,557)       45,356        37,979          --           81,778
Interest expense  ...................................      23,482        24,551        12,226       (26,499)        33,760
Other (income) expense, net..........................     (23,467)       (3,955)       (2,396)       26,499         (3,319)
                                                         --------      --------      --------      --------       --------
    Income before income taxes.......................      (1,572)       24,760        28,149          --           51,337
Income tax provision.................................        (622)       10,920        12,290          --           22,588
Equity in income from subsidiaries...................      29,699        15,859          --         (45,558)          --
                                                         --------      --------      --------      --------       --------
    Net income    ...................................    $ 28,749      $ 29,699      $ 15,859      $(45,558)      $ 28,749
                                                         ========      ========      ========      ========       ========



CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                                     SUBSIDIARY   NON-GUARANTOR
                                                          PARENT     GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ------     ----------   -------------   ------------   ------------
Current assets:
    Cash and cash equivalents....................        $     51      $  6,050      $ 14,461      $    --        $ 20,562
    Receivables, net.............................            --          99,723       105,785           --         205,508
    Inventories..................................            --          56,234        63,103           --         119,337
    Other current assets.........................             523        29,418        11,062           --          41,003
                                                         --------      --------      --------     ---------     ----------
    Total current assets.........................             574       191,425       194,411           --         386,410
Property, plant and equipment, net...............            --         255,412       103,947           --         359,359
Goodwill, net of amortization....................            --         121,027       265,463           --         386,490
Intercompany receivable (payable)................         514,067      (400,878)     (113,189)          --            --
Investment in subsidiaries.......................          33,473        79,736           --       (113,209)          --
Other assets.....................................             245        37,549        40,311           --          78,105
                                                         --------      --------      --------     ---------     ----------
    Total assets  ...............................        $548,359      $284,271      $490,943     $(113,209)    $1,210,364
                                                         ========      ========      ========     =========     ==========
Current liabilities:
    Accounts payable.............................        $     16      $ 42,555      $ 55,464     $     --      $   98,035
    Accrued liabilities..........................           6,202        69,274        79,557           --         155,033
    Current portion of long-term debt............           1,250         1,255        16,253           --          18,758
                                                         --------      --------      --------     ---------     ----------
    Total current liabilities....................           7,468       113,084       151,274           --         271,826
Long-term debt    ...............................         518,750         8,019       178,588           --         705,357
Other liabilities ...............................             572       129,695        81,345           --         211,612
                                                         --------      --------      --------     ---------     ----------
    Total liabilities............................         526,790       250,798       411,207           --       1,188,795
Equity...........................................          21,569        33,473        79,736      (113,209)        21,569
                                                         --------      --------      --------     ---------     ----------
    Total liabilities and equity.................        $548,359      $284,271      $490,943     $(113,209)    $1,210,364
                                                         ========      ========      ========     =========     ==========


                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2000


                                                                                NON-
                                                               SUBSIDIARY   GUARANTOR
                                                  PARENT       GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                  ------       ----------   ------------   ------------  ------------
Current assets:
    Cash and cash equivalents ............      $      5      $  4,258       $ 24,524      $    --      $    28,787
    Receivables, net .....................          --         104,609        108,682           --          213,291
    Inventories ..........................          --          56,920         71,991           --          128,911
    Other current assets .................           406        28,277         16,219           --           44,902
                                                --------      --------       --------      ---------    -----------
    Total current assets .................           411       194,064        221,416           --          415,891
Property, plant and equipment, net .......          --         262,324        152,309           --          414,633
Goodwill, net of amortization ............          --         125,251        239,577           --          364,828
Intercompany receivable (payable) ........       533,265      (526,422)        (6,843)          --             --
Investment in subsidiaries ...............        89,385       207,039           --         (296,424)          --
Other assets .............................           245        46,849          8,948           --           56,042
                                                --------      --------       --------      ---------    -----------
    Total assets .........................      $623,306      $309,105       $615,407      $(296,424)    $1,251,394
                                                ========      ========       ========      =========    ===========
Current liabilities:
    Accounts payable .....................      $     14      $ 25,728       $ 72,228      $    --       $   97,970
    Accrued liabilities ..................        25,364        63,738         68,408           --          157,510
    Current portion of long-term debt ....         2,500           260         30,414           --           33,174
                                                --------      --------       --------      ---------    -----------
    Total current liabilities ............        27,878        89,726        171,050           --          288,654
Long-term debt ...........................       520,500         1,337        160,905           --          682,742
Other liabilities ........................           701       128,657         76,413           --          205,771
                                                --------      --------       --------      ---------    -----------
    Total liabilities ....................       549,079       219,720        408,368           --        1,177,167
Equity (deficit) .........................        74,227        89,385        207,039       (296,424)        74,227
                                                --------      --------       --------      ---------    -----------
    Total liabilities and equity (deficit)      $623,306      $309,105       $615,407      $(296,424)    $1,251,394
                                                ========      ========       ========      =========    ===========


                                   GENTEK INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999


                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                           PARENT     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                           ------     ----------    ------------   ------------
Net cash provided by (used in) operating
 activities........................................      $   6,921    $   23,209    $   2,635      $  32,765
                                                        ----------    ----------    ---------      ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired......................................          --         (282,564)        --         (282,564)
    Cash provided by discontinued operaitons.......          --           --          118,095        118,095
    Other..........................................          --          (12,953)      (2,449)       (15,402)
                                                        ----------    ----------    ---------      ---------
Net cash provided by (used in) investing
 activities........................................          --         (295,517)     115,646       (179,871)
                                                        ----------    ----------    ---------      ---------
Cash flows from financing activities:
    Intercompany cash transfers....................        (45,478)      168,384     (122,906)        --
    Other..........................................         35,410        55,660        9,541        100,611
                                                        ----------    ----------    ---------      ---------
Net cash provided by (used in) financing
 activities........................................        (10,068)      224,044     (113,365)       100,611
                                                        ----------    ----------    ---------      ---------
Effect of exchange rates on cash...................          --           --             (361)          (361)
                                                        ----------    ----------    ---------      ---------
Increase (decrease) in cash and cash
 equivalents.......................................         (3,147)      (48,264)       4,555        (46,856)
Cash and cash equivalents at beginning
 of year...........................................          3,147        57,159        1,004         61,310
                                                        ----------    ----------    ---------      ---------
Cash and cash equivalents at end of period.........       $  --       $    8,895    $   5,559      $  14,454
                                                        ==========    ==========    =========      =========


                                           GENTEK INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000

                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                           PARENT     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                           ------     ----------    ------------   ------------
Net cash provided by (used in) operating
 activities........................................       $ 19,863    $ (4,090)       $17,636        $33,409
                                                          --------    ---------       -------        -------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired......................................            --      (32,455)         --           (32,455)
    Other..........................................            --       (9,707)       (9,186)        (18,893)
                                                          --------    ---------       --------        -------
Net cash provided by (used in) investing
 activities........................................            --      (42,162)       (9,186)        (51,348)
                                                          --------    ---------       --------        -------
Cash flows from financing activities:
    Proceeds from sale of stock....................         37,973         --            --           37,973
    Intercompany cash transfers....................        (58,384)     49,446          8,938            --
    Other..........................................            502      (4,986)        (5,653)       (10,137)
                                                          --------    ---------       -------        -------
Net cash provided by (used in) financing
 activities........................................        (19,909)     44,460          3,285         27,836
                                                          --------    ---------       -------        -------
Effect of exchange rates on cash...................            --           --         (1,672)        (1,672)
                                                          --------    ---------       -------        -------
Increase (decrease) in cash and cash
 equivalents.......................................            (46)     (1,792)        10,063          8,225
Cash and cash equivalents at beginning
 of year...........................................             51       6,050         14,461         20,562
                                                          --------    ---------       -------        -------
Cash and cash equivalents at end of period.........       $      5    $  4,258        $24,524        $28,787
                                                          ========    =========       =======        =======



NOTE 12 - SUBSEQUENT EVENTS

         On July 6, 2000 GenTek agreed to acquire the Digital Communications Group of Prestolite Wire Corporation for $90,000 in cash. Prestolite's Digital Communications Group manufacturers voice- and data-quality copper and fiber-optic cable for the telecommunications industry. As Prestolite Wire is controlled by the controlling shareholder of GenTek, the transaction will be accounted for in a manner similar to a pooling of interests. The transaction is expected to close during the third quarter and is subject to a regulatory approval.

         On July 14, 2000 legislation was enacted in Germany reducing income tax rates beginning January 1, 2001. Accordingly, the Company expects to record a charge of approximately $3,000 to income tax expense in the third quarter, reflecting the revaluation of the deferred tax assets at the new, lower effective tax rates.

         On August 9, 2000, the Company entered into an amendment to its credit facility which added $250,000 of additional term loans. The Company intends to use the proceeds to pay for the acquisition of the Digital Communications Group of Prestolite Wire Corporation, and to repay the existing borrowings on its revolving credit facility.

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

Results of Operations

         Net revenues for the three and six month periods ended June 30, 2000 increased 50 percent and 86 percent to $326.5 million and $642.1 million, respectively, from $217.7 million and $345.5 million, for the comparable periods in 1999. These increases were primarily due to the acquisitions of Krone AG (Telecommunications Segment) in the third quarter of 1999 and the acquisition of Noma Industries Limited (Manufacturing Segment) in the second quarter of 1999 as well as higher sales in both the Manufacturing and Performance Product Segments.

         Gross profit for the three and six month periods ended June 30, 2000 increased $41.7 million and $94.6 million, respectively, over the comparable prior year periods. These increases were principally related to the abovementioned acquisitions and the higher sales levels in the Manufacturing and Performance Product Segments. Gross profit as a percentage of net revenues for the first six months of 2000 was 28.3 percent compared to 25.3 percent for the prior year. This increase is principally due to the inclusion of the sales of Krone, which are at higher margins than the existing businesses.

         Selling, general and administrative expense increased $20.0 million and $54.3 million for the three and six month periods ended June 30, 2000 as compared to the prior year levels, principally due to the abovementioned acquisitions, partially offset by a $6.2 million charge recorded in the second quarter of 1999 related to the Spinoff.

         Interest expense was $16.9 million and $33.8 million for the three and six month periods ended June 30, 2000 as compared with $8.0 million and $12.3 million for the comparable periods of 1999 principally due to higher outstanding debt balances related to the Company's acquisitions.

         The increase in other income for the three and six month periods ended June 30, 2000 is primarily due to a $1.9 million gain on disposition of a long-term asset realized during the second quarter.

         On July 14, 2000 legislation was enacted in Germany reducing income tax rates beginning January 1, 2001. Accordingly, the Company expects to record a charge of approximately $3,000 to income tax expense in the third quarter, reflecting the revaluation of the deferred tax assets at the new, lower effective tax rates.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $28.8 million at June 30, 2000 compared with $20.6 million at year-end 1999. During the first six months of 2000, the Company generated cash flow from continuing operations of $33.4 million and had net proceeds from the sale of stock and other long term assets of $43.9 million which was used to make net repayments of debt of $7.6 million and capital expenditures of $23.8 million.

         The Company had working capital of $127.2 million at June 30, 2000 as compared with $114.6 million at December 31, 1999. This increase in working capital principally reflects higher cash, accounts receivable and inventory balances, partially offset by higher accrued liabilities and a higher current portion of long-term debt.

         On July 6, 2000 GenTek agreed to acquire the Digital Communications Group of Prestolite Wire Corporation for $90,000 in cash. Prestolite's Digital Communications Group manufacturers voice- and data-quality copper and fiber-optic cable for the telecommunications industry. As Prestolite Wire is controlled by the controlling shareholder of GenTek, the transaction will be accounted for in a manner similar to a pooling of interests. The transaction is expected to close during the third quarter and is subject to a regulatory approval.

         On August 9, 2000, the Company entered into an amendment to its credit facility which added $250,000 of additional term loans. The Company intends to use the proceeds to pay for the acquisition of the Digital Communications Group of Prestolite Wire Corporation, and to repay existing borrowings on its revolving credit facility.

Other Matters

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company plans to adopt SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. The Company does not expect that the adoption of these pronouncements will have a material effect on its Consolidated Financial Statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 was issued to provide guidance in applying generally accepted accounting principles to revenue recognition issues including nonrefundable, up-front fees and the disclosure of judgements as to the appropriateness of the principles relating to revenue recognition accounting policies. The SEC has delayed the required implementation date of SAB 101 until no later than the fourth fiscal quarter of 2000. The Company does not expect that the implementation of SAB 101 will have a material effect on its Consolidated Financial Statements.

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

         NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 9, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, Paul M. Montrone, Paul M. Meister, John W. Gildea, Bruce L. Koepfgen, Richard R. Russell, Scott M. Sperling and Ira Stepanian were each elected as a director of the Company to serve a one year term which will expire at the 2001 Annual Meeting of Stockholders and until a successor has been duly elected and qualified. For Paul M. Montrone, 63,839,292 votes were cast in favor and 292,341 votes were withheld. For Paul M. Meister, 63,605,208 votes were cast in favor and and 526,425 votes were withheld. For John W. Gildea, 63,837,350 votes were cast in favor and 294,283 votes were withheld. For Bruce L. Koepfgen, 63,839,672 votes were cast in favor and 291,961 votes were withheld. For Richard
R. Russsell, 63,112,608 votes were cast in favor and 1,019,025 votes were withheld. For Scott M. Sperling, 63,839,672 votes were cast in favor and 291,961 votes were withheld. For Ira Stepanian, 63,840,672 votes were cast in favor and 290,961 votes were withheld.

         The stockholders also ratified the selection of Deloitte & Touche LLP as the Company's independent auditors, 63,859,124 votes were cast in favor and of the ratification; 270,215 were votes against; and 2,294 abstained.

         The stockholders also ratified the adoption of The GenTek Inc. 2000 Long-Term Incentive Plan. 59,874,404 votes were cast in favor of the ratification; 2,237,833 votes against; 714,887 abstained; and 1,304,509 were broker non-votes.

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                27 Financial Data Schedule.

          (b) The Company did not file any current reports on Form 8-K during the last quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GENTEK INC.
                                    -----------------------------------
                                                Registrant

Date  August 10, 2000                /s/ Richard R. Russell
      -------------------                -------------------------------
                                         RICHARD R. RUSSELL
                                         President and Chief Executive Officer
                                         (Principal Executive Officer) and
                                         Director




Date  August 10, 2000                 /s/ Stewart A. Fisher
      -------------------                -------------------------------------
                                          STEWART A. FISHER
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                       DESCRIPTION                             PAGE
-----------                       -----------                             ----
   27            Financial Data Schedule..............................     20