Form 10-Q
period 2000-09-30
GENTEK INC
filed 2000-11-14
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

         X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------            OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The number of shares of Common Stock outstanding at November 10, 2000 was 20,323,389.
The number of shares of Class B Common Stock outstanding at November 10, 2000 was 4,750,107.


================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX



                                                                                                    PAGE NO.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months and Nine Months
          Ended September 30, 1999 and 2000.........................................................      1

         Consolidated Balance Sheets - December 31, 1999 and
          September 30, 2000........................................................................      2

         Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 1999 and 2000...............................................................      3

         Notes to the Consolidated Financial Statements.............................................    4-14

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................    15-17

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk.............................     18
PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings.....................................................................     19

     Item 2.  Changes in Securities and Use of Proceeds.............................................     19

     Item 3.  Defaults upon Senior Securities.......................................................     19

     Item 4.  Submission of Matters to a Vote of Security Holders...................................     19

     Item 5.  Other Information.....................................................................     19

     Item 6.  Exhibits and Reports on Form 8-K......................................................     19

     SIGNATURES.....................................................................................     20

     EXHIBIT INDEX..................................................................................     21

     EXHIBITS  .....................................................................................     22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                               -------------                -------------
                                                                            1999          2000           1999           2000
                                                                            ----          ----           ----           ----
Net revenues............................................................  $283,779      $353,376       $660,717     $1,045,215
Cost of sales...........................................................   210,596       253,423        493,757        750,961
Selling, general and administrative expense.............................    37,651        55,166         90,328        163,017
Purchased in-process research and development...........................       --          5,800            --           5,800
                                                                          --------      --------       --------     ----------
      Operating profit..................................................    35,532        38,987         76,632        125,437
Interest expense........................................................    14,196        19,061         28,735         55,460
Interest income.........................................................       146           484            739          1,088
Other (income) expense, net.............................................      (664)         (647)          (913)        (3,362)
                                                                          --------      --------       --------     ----------
      Income from continuing operations before income
       taxes and extraordinary item.....................................    22,146        21,057         49,549         74,427
Income tax provision....................................................    10,896        10,055         23,890         32,643
                                                                          --------      --------       --------     ----------
      Income from continuing operations before
       extraordinary item...............................................    11,250        11,002         25,659         41,784
Income from discontinued operations (net of tax).....                          --            --           1,006            --
                                                                          --------      --------       --------     ----------
      Income before extraordinary item..................................    11,250        11,002         26,665         41,784
Extraordinary item - loss from extinguishment of debt (net
of tax 3,231)...........................................................       --            --           4,939            --
                                                                          --------      --------       --------     ----------
           Net income...................................................  $ 11,250      $ 11,002       $ 21,726     $   41,784
                                                                          ========      ========       ========     ==========

EARNINGS PER COMMON SHARE - BASIC:
Income from continuing operations.......................................  $    .54      $    .44       $   1.22     $     1.71
Income from discontinued operations (net of tax)........................       --            --             .05            --
Extraordinary item - loss from extinguishment of debt
 (net of tax)...........................................................       --            --             .23            --
                                                                          --------      --------       --------     ----------
           Net income...................................................  $    .54      $    .44       $   1.04     $     1.71
                                                                          ========      ========       ========     ==========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Income from continuing operations.......................................  $    .52      $    .43       $   1.19     $     1.67
Income from discontinued operations (net of tax)........................       --            --             .05            --
Extraordinary item - loss from extinguishment of debt
 (net of tax)...........................................................       --            --             .23            --
                                                                          --------      --------       --------     ----------
           Net income...................................................  $    .52      $    .43       $   1.01     $     1.67
                                                                          ========      ========       ========     ==========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                       DECEMBER 31,   SEPTEMBER 30,
                                                                                           1999           2000
                                                                                           ----           ----
Current assets:
       Cash and cash equivalents...................................................    $   20,687     $   19,739
       Receivables, net............................................................       214,822        237,060
       Inventories.................................................................       125,297        134,385
       Deferred income taxes.......................................................        25,682         30,535
       Other current assets........................................................        15,375         18,500
                                                                                       ----------     ----------
          Total current assets.....................................................       401,863        440,219
Property, plant and equipment, net.................................................       386,174        448,303
Goodwill, net .....................................................................       386,490        365,144
Other assets                                                                               78,959         74,134
                                                                                       ----------     ----------
          Total assets.............................................................    $1,253,486     $1,327,800
                                                                                       ==========     ==========

                             LIABILITIES AND EQUITY
Current liabilities:
      Accounts payable.............................................................    $  104,212     $  111,835
      Accrued liabilities..........................................................       157,544        163,992
      Current portion of long-term debt............................................        18,758         23,841
                                                                                       ----------     ----------
          Total current liabilities................................................       280,514        299,668
Long-term debt.....................................................................       705,357        788,682
Other liabilities..................................................................       212,592        212,897
                                                                                       ----------     ----------
          Total liabilities........................................................     1,198,463      1,301,247
                                                                                       ----------     ----------
Equity:
      Preferred Stock, $.01 par value; authorized 10,000,000
       shares; none issued or outstanding..........................................          --              --
      Common Stock, $.01 par value; authorized 100,000,000
       shares; issued:  16,876,017 and 20,251,357 shares at
       December 31, 1999 and September 30, 2000, respectively......................           169            203
      Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding:
       3,958,421 and 4,750,107 shares at December 31, 1999 and
       September 30, 2000, respectively............................................            40             48
      Paid in capital..............................................................        50,071          6,029
      Accumulated other comprehensive loss.........................................        (3,489)       (25,398)
      Retained earnings............................................................         8,509         46,541
      Treasury stock, at cost:  18,058 and 63,569 shares at
       December 31, 1999 and September 30, 2000, respectively......................          (277)          (870)
                                                                                       ----------     ----------
          Total equity.............................................................        55,023         26,553
                                                                                       ----------     ----------
          Total liabilities and equity.............................................    $1,253,486     $1,327,800
                                                                                       ==========     ==========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                            --------------
                                                                                        1999             2000
                                                                                        ----             ----
Cash flows from operating activities:
       Net income.........................................................            $  21,726      $  41,784
       Adjustments to reconcile net income to net cash
         Depreciation and amortization....................................               33,528         50,326
         Net loss (gain) on disposition of long-term assets...............                  229           (966)
         Purchased in process research and development....................                  --           5,800
         Unrealized exchange gain.........................................                 (779)           --
         Long-term incentive plan costs...................................                  607            616
         Loss on extinguishment of debt...................................                8,170            --
         Income from discontinued operations..............................               (1,006)           --
         Increase in receivables..........................................              (26,812)       (28,482)
         Increase in inventories..........................................                 (339)       (16,947)
         Increase (decrease) in accounts payable..........................                 (410)         8,430
         Increase in accrued liabilities..................................               11,326          9,639
         Decrease in other liabilities and assets, net....................               (3,198)        (8,415)
                                                                                      ---------      ---------
             Net cash provided by continuing operations...................               43,042         61,785
Cash flows from investing activities:
       Capital expenditures...............................................              (27,589)       (55,409)
       Proceeds from sales or disposals of long term assets...............                  354          6,201
       Cash provided by discontinued operations...........................              122,711            --
       Acquisition of businesses, net of cash acquired*...................             (445,020)      (135,928)
       Other investing activities.........................................                  --          (3,646)
                                                                                      ---------      ---------
             Net cash used for investing activities.......................             (349,544)      (188,782)
Cash flows from financing activities:
       Proceeds from sale of stock........................................                  --          37,973
       Proceeds from long-term debt.......................................              846,827        275,522
       Repayment of long-term debt........................................             (573,435)      (185,449)
       Payment to acquire treasury stock..................................                 (635)          (597)
       Exercise of stock options..........................................                  --             292
       Dividends..........................................................               (2,079)        (3,752)
       Capital contributions..............................................                9,378          3,982
                                                                                      ---------      ---------
             Net cash provided by financing activities....................              280,056        127,971
                                                                                      ---------      ---------
Effect of exchange rate changes on cash...................................                 (320)        (1,922)
                                                                                      ---------      ---------
Increase (decrease) in cash and cash equivalents..........................              (26,766)          (948)
Cash and cash equivalents at beginning of period..........................               61,598         20,687
                                                                                      ---------      ---------
Cash and cash equivalents at end of period................................            $  34,832      $  19,739
                                                                                      =========      =========
Supplemental information:
       Cash paid for income taxes.........................................            $  25,020      $  22,987
                                                                                      =========      =========

       Cash paid for interest.............................................            $  17,696      $  59,037
                                                                                      =========      =========

*Purchase of businesses net of cash acquired:
       Working Capital, other than cash...................................            $ (79,008)     $  (2,631)
       Plant, property and equipment                                                   (158,078)        (6,040)
       Other assets.......................................................             (341,309)       (39,180)
       Noncurrent liabilities.............................................              133,375          1,923
                                                                                      ---------      ---------
         Cash used to acquire businesses..................................             (445,020)       (45,928)
       Cash to acquire Digital Communications Group.......................                 --          (90,000)
                                                                                      ---------      ---------
         Total cash used to acquire businesses............................            $(445,020)     $(135,928)
                                                                                      =========      =========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

         On August 25, 2000, the Company acquired the Digital Communications Group ("Digital") of Prestolite Wire Corporation ("Prestolite") for $90,000 and reflected such payment as a reduction to paid in capital. Digital manufactures voice and data-quality copper and fiber-optic cable for the telecommunications industry. As Prestolite is controlled by the controlling shareholder of GenTek, the transaction has been accounted for in a manner similar to a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Digital for all periods presented. Separate and combined results of GenTek and Digital are as follows:

                                                        GENTEK       DIGITAL    ADJUSTMENTS   COMBINED
                                                        ------       -------    -----------   --------
Six months ended June 30, 2000:
         Net revenues.............................     $642,132     $ 53,402      $(3,696)    $691,838
         Net income...............................       28,749        2,033          --        30,782

Nine months ended September 30, 1999:
         Net revenues.............................     $609,324     $ 51,415      $   (22)    $660,717
         Extraordinary item.......................        4,939        --             --         4,939
         Net income...............................       23,834      (2,108)          --        21,726

         Adjustments represent elimination of intercompany sales.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In addition, the Company recorded adjustments to the carrying values of its assets and liabilities to reflect refinements in purchase price allocations for acquisitions made within the last year. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 2 - COMPREHENSIVE INCOME

         Total comprehensive income is comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation gains and losses. Total comprehensive income for the three months ended September 30, 1999 and 2000 was $11,314 and $842, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 2000 was $21,896 and $19,875, respectively.

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

         The shares outstanding used for the basic and diluted earnings per common share computation are reconciled as follows:

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       -------------                     -------------
                                                                   1999             2000             1999             2000
                                                                   ----             ----             ----             ----
Basic earnings per common share:
         Weighted average common shares
          outstanding................................           20,989,245       25,285,153       20,942,676       24,431,351
                                                                ==========       ==========       ==========       ==========
Diluted earnings per common share:
         Weighted average common shares
          outstanding................................           20,989,245       25,285,153       20,942,676       24,431,351
         Options and restricted units................              442,800          544,402          494,766          518,386
                                                                ----------       ----------       ----------       ----------
               Total.................................           21,432,045       25,829,555       21,437,442       24,949,737
                                                                ==========       ==========       ==========       ==========

         At September 30, 1999 and 2000 options to purchase 1,574,500 shares and 389,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 5 - INCOME TAXES

         Prior to its acquisition, Digital was a division of Prestolite, which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition, was $11,108 and $11,415 for the three months ended September 30, 1999 and 2000, respectively, and $23,092 and $34,816 for the nine months ended September 30, 1999 and 2000, respectively.

         On July 14, 2000, legislation was enacted in Germany reducing income tax rates beginning January 1, 2000. Accordingly, the Company recorded a charge of $2,800 to income tax expense reflecting the revaluation of deferred tax assets at the new, lower effective tax rates.

NOTE 6 - ACQUISITION

         On May 31, 2000, the Company acquired approximately 85 percent (81 percent on a fully diluted basis) of the outstanding stock of Con-X Corporation, an emerging leader in the development of automated cross-connect systems for digital subscriber line and other broadband service providers. Funding for this transaction was provided by existing cash and borrowings under the Company's existing credit facilities. The acquisition was accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the financial statements from the acquisition date. During the third quarter, the Company received a definitive appraisal of the tangible and intangible assets acquired, including in-process research and development. Accordingly, the Company recorded a non-cash charge of $5,800 as this technology had not yet reached technological feasibility and had no future alternative use. The value assigned to purchased in-process research and development was determined by employment of a discounted cash flow model. The estimated cash flows span a twelve year period. These net cash flows were discounted back to their present value using a risk adjusted discount rate of 60 percent. If these projects are not successfully developed, the value of other intangible assets acquired may become impaired. The remaining purchase price was allocated to tangible and intangible assets, including goodwill and existing technology, less liabilities assumed. The allocations of purchase price are based on information available to the Company which is subject to change as such information is finalized. Management believes that the assumptions used in the valuation of purchased in-process technology reasonably estimate the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

NOTE 7 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                       DECEMBER 31,    SEPTEMBER 30,
                                                          1999             2000
                                                          ----             ----
             Raw materials...........................   $ 54,189        $ 54,190
             Work in process.........................     19,806          23,207
             Finished products.......................     47,093          51,863
             Supplies and containers.................      4,209           5,125
                                                        --------        --------
                                                        $125,297        $134,385
                                                        ========        ========

                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




NOTE 8 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                     DECEMBER 31,    SEPTEMBER 30,
                                                                                     ------------    ------------
                                                                      MATURITIES        1999            2000
                                                                      ----------        ----            ----
             Bank Term Loans - floating rate....................       2000-2007      $249,250        $497,188
             Revolving Credit Facility - floating rate..........          2005         220,000          92,000
             Senior Subordinated Notes - 11%....................          2009         200,000         200,000
             Other Debt - floating rate.........................                        54,865          23,335
                                                                                      --------       ---------
                   Total Debt...................................                       724,115         812,523
                   Less:  Current Portion.......................                        18,758          23,841
                                                                                      --------       ---------
                   Net Long-Term Debt...........................                      $705,357        $788,682
                                                                                      ========       =========

         On August 9, 2000, the Company entered into a restated and amended credit agreement, under which the Company added $50,000 to its existing $100,000 Tranche A Term Loan and a new $200,000 Tranche C Term Loan. Tranche C is payable in equal quarterly installments of $500 commencing December 31, 2000 with four quarterly balloon payments in 2007, and final maturity on October 31, 2007. The proceeds from these additional borrowings were used to repay existing borrowings on the Company's revolving credit facility and for the acquisition of Digital from Prestolite.

NOTE 9 - DIVIDENDS

         On September 15, 2000, GenTek's Board of Directors declared a quarterly cash dividend of $.05 per share of Common Stock and Class B Common Stock, payable September 30, 2000, to shareholders of record on September 23, 2000.

NOTE 10 - RELATED PARTY TRANSACTIONS

ALLOCATIONS

         Prior to its acquisition, Digital was a division of Prestolite Wire Corporation. Prestolite provided certain services to Digital such as accounting, legal, human resources, information technology and other corporate services. The accompanying statements of operations include allocations of $3,049 and $2,292 for the nine months ended September 30, 1999 and 2000, respectively. Interest expense of $3,357 and $3,518 for the nine month periods ended September 30, 1999 and 2000, respectively, has been charged to Digital based on a net assets basis utilizing Prestolite's effective interest rate and the cash flows of Digital. These allocations were made consistently in each period, and management believes the allocations are reasonable. However, such allocations are not necessarily indicative of the level of expenses that might have been incurred had Digital been operating as a stand-alone entity or which might be expected to be incurred as part of GenTek.

                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates ("Latona"), a company controlled by a stockholder of the Company, under which the Company receives corporate supervisory and administrative services and strategic guidance. Prior to the Spinoff, Latona provided these services to GenTek's businesses pursuant to a substantially similar agreement with GCG. The Company was charged $3,618 and $3,477 for the nine months ended September 30, 1999 and 2000, respectively. In addition, the Company paid $600 in connection with acquisitions.

TRANSITION SUPPORT AGREEMENT

         GenTek provides GCG with certain administrative services pursuant to a transition support agreement entered into in connection with the Spinoff. For the nine months ended September 30, 1999 and 2000, GenTek charged GCG $1,534 and $1,296, respectively, related to this agreement.

OTHER TRANSACTIONS

         GCG supplies soda ash and calcium chloride to GenTek. For the nine months ended September 30, 1999 and 2000, purchases from GCG amounted to $10,045 and $3,390, respectively.

NOTE 11 - SEGMENT INFORMATION

         Industry segment information for continuing operations is summarized as follows:


                                                                     TOTAL REVENUES              OPERATING PROFIT
                                                                    NINE MONTHS ENDED           NINE MONTHS ENDED
                                                                    -----------------           -----------------
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                      -------------               -------------
                                                                   1999          2000           1999            2000
                                                                   ----          ----           ----            ----

           Performance Products..............................   $254,613       $  269,124       $34,071       $ 37,018
           Manufacturing.....................................    315,102          428,079        48,939         53,001
           Telecommunications Equipment......................     91,002          348,012         4,190         38,981
                                                                --------       ----------       -------       --------
                    Total Segment............................    660,717        1,045,215        87,200        129,000
           Eliminations and other corporate expenses.........         --            --          (10,568)        (3,563)
                                                                --------       ----------       -------       --------
           Consolidated......................................   $660,717       $1,045,215        76,632        125,437
                                                                ========       ==========
           Interest expense..................................                                    28,735         55,460
           Other income, net.................................                                     1,652          4,450
                                                                                                -------       --------
           Consolidated income from continuing
            operations before income taxes and
            extraordinary item...............................                                   $49,549       $ 74,427
                                                                                                =======       ========


                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                     IDENTIFIABLE ASSETS
                                                                     -------------------

                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                  ------------     -------------
                                                                      1999            2000
                                                                      ----            ----

           Performance Products..........................         $  360,597      $  379,881
           Manufacturing.................................            467,886         474,582
           Telecommunications Equipment..................            411,617         457,408
           Corporate.....................................             13,386          15,929
                                                                  ----------      ----------
           Consolidated..................................         $1,253,486      $1,327,800
                                                                  ==========      ==========


NOTE 12 - SUMMARIZED FINANCIAL INFORMATION

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


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                                                     NON-
                                                                     SUBSIDIARY    GUARANTOR
                                                          PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          ------     ----------   ------------   ------------  ------------

Net revenues.........................................  $     -          $190,101      $100,034      $ (6,356)      $283,779
Cost of sales........................................        -           144,300        72,652        (6,356)       210,596
Selling, general and administrative expenses.........         615         22,215        14,821          -            37,651
                                                         --------       --------      --------      --------       --------
    Operating profit.................................        (615)        23,586        12,561          -            35,532
Interest expense  ...................................       9,120         10,368         3,573        (8,865)        14,196
Other (income) expense, net..........................      (9,052)        (1,408)          785         8,865           (810)
                                                         --------       --------      --------      --------       --------
    Income before income taxes.......................        (683)        14,626         8,203          -            22,146
Income tax provision.................................        (112)         7,011         3,997          -            10,896
Equity in income from subsidiaries...................      11,821          4,206          -          (16,027)          -
                                                         --------       --------      --------      --------       --------
    Net income    ...................................    $ 11,250       $ 11,821      $  4,206      $(16,027)      $ 11,250
                                                         ========       ========      ========      ========       ========


                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                                        SUBSIDIARY  NON-GUARANTOR
                                                            PARENT      GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ------      ----------  -------------   ------------  ------------
Net revenues.........................................      $   -          $210,789       $155,960       $(13,373)     $353,376
Cost of sales........................................          -           160,329        106,467        (13,373)      253,423
Selling, general and administrative expense..........           733         31,889         28,344            -          60,966
                                                           --------       --------       --------       --------      --------
    Operating profit.................................          (733)        18,571         21,149            -          38,987
Interest expense  ...................................        13,845         15,015          4,117        (13,916)       19,061
Other (income) expense, net..........................       (13,825)        (1,680)           458         13,916        (1,131)
                                                           --------       --------       --------       --------      --------
    Income before income taxes.......................          (753)         5,236         16,574            -          21,057
Income tax provision.................................          (298)         2,304          8,049            -          10,055
Equity in income from subsidiaries...................        11,457          8,525           -           (19,982)         -
                                                           --------       --------       --------       --------      --------
    Net income.......................................      $ 11,002       $ 11,457       $  8,525       $(19,982)     $ 11,002
                                                           ========       ========       ========       ========      ========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                        SUBSIDIARY  NON-GUARANTOR
                                                            PARENT      GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ------      ----------  -------------   ------------  ------------
Net revenues.........................................      $    -         $506,901       $175,238       $(21,422)     $660,717
Cost of sales........................................           -          381,909        133,270        (21,422)      493,757
Selling, general and administrative expenses.........         7,299         63,910         19,119            -          90,328
                                                           --------       --------       --------       --------      --------
    Operating profit.................................        (7,299)        61,082         22,849            -          76,632
Interest expense  ...................................        20,874         22,139          6,187        (20,465)       28,735
Other (income) expense, net..........................       (20,399)        (3,235)         1,517         20,465        (1,652)
                                                           --------       --------       --------       --------      --------
    Income from continuing operations before
      income taxes and extraordinary item............        (7,774)        42,178         15,145            -          49,549
Income tax provision.................................        (3,197)        20,338          6,749            -          23,890
Equity in income from subsidiaries...................        31,242          9,402            -          (40,644)          -
                                                           --------       --------       --------       --------      --------
    Income from continuing operations before
      extraordinary item.............................        26,665         31,242          8,396        (40,644)       25,659
Income from discontinued operations
  (net of tax).......................................           -              -            1,006            -           1,006
                                                           --------       --------       --------       --------      --------
Income before extraordinary item.....................        26,665         31,242          9,402        (40,644)       25,665
Extraordinary item - loss from extinguishment
  of debt (net of tax of $3,231).....................         4,939            -              -              -           4,939
                                                           --------       --------       --------       --------      --------
    Net income.......................................      $ 21,726       $ 31,242       $  9,402       $(40,644)     $ 21,726
                                                           ========       ========       ========       ========      =========


                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                    NON-
                                                                    SUBSIDIARY   GUARANTOR
                                                           PARENT   GUARANTORS  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                           ------   ----------  ------------    ------------   ------------
Net revenues.........................................    $   -       $618,494     $460,750        $(34,029)     $1,045,215
Cost of sales........................................        -        469,928      315,062         (34,029)        750,961
Selling, general and administrative expense..........       2,291      79,966       86,560             -           168,817
                                                         --------    --------     --------        --------      ----------
    Operating profit.................................      (2,291)     68,600       59,128             -           125,437
Interest expense  ...................................      37,327      42,205       16,343         (40,415)         55,460
Other (income) expense, net..........................     (37,291)     (5,636)      (1,938)         40,415          (4,450)
                                                         --------    --------     --------        --------      ----------
    Income before income taxes.......................      (2,327)     32,031       44,723             -            74,427
Income tax provision.................................      (1,091)     14,056       19,678             -            32,643
Equity in income from subsidiaries...................      43,020      25,045         -            (68,065)            -
                                                         --------    --------     --------        --------       ---------
    Net income    ...................................    $ 41,784    $ 43,020     $ 25,045        $(68,065)      $  41,784
                                                         ========    ========     ========        ========       =========

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                                                       NON-
                                                                      SUBSIDIARY    GUARANTOR
                                                         PARENT       GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         ------       ----------   ------------   ------------   ------------
Current assets:
    Cash and cash equivalents....................        $    51       $   6,175     $  14,461      $     -       $   20,687
    Receivables, net.............................            -           109,037       105,785            -          214,822
    Inventories..................................            -            62,194        63,103            -          125,297
    Other current assets.........................            523          29,472        11,062            -           41,057
                                                         -------       ---------     ---------      ---------     ----------
    Total current assets.........................            574         206,878       194,411            -          401,863
Property, plant and equipment, net...............            -           282,227       103,947            -          386,174
Goodwill, net of amortization....................            -           121,027       265,463            -          386,490
Intercompany receivable (payable)................        514,067        (400,878)     (113,189)           -             -
Investment in subsidiaries.......................         66,927          79,736           -         (146,663)          -
Other assets.....................................            245          38,403        40,311            -           78,959
                                                        --------       ---------     ---------      ---------     ----------
    Total assets  ...............................       $581,813       $ 327,393     $ 490,943      $(146,663)    $1,253,486
                                                        ========       =========     =========      =========     ==========
Current liabilities:
    Accounts payable.............................       $     16       $  48,732     $  55,464      $     -       $  104,212
    Accrued liabilities..........................          6,202          71,785        79,557            -          157,544
    Current portion of long-term debt............          1,250           1,255        16,253            -           18,758
                                                        --------       ---------     ---------      ---------     ----------
    Total current liabilities....................          7,468         121,772       151,274            -          280,514
Long-term debt    ...............................        518,750           8,019       178,588            -          705,357
Other liabilities ...............................            572         130,675        81,345            -          212,592
                                                        --------       ---------     ---------      ---------     ----------
    Total liabilities............................        526,790         260,466       411,207            -        1,198,463
Equity...........................................         55,023          66,927        79,736       (146,663)        55,023
                                                        --------       ---------     ---------      ---------     ----------
    Total liabilities and equity.................       $581,813       $ 327,393     $ 490,943      $(146,663)    $1,253,486
                                                        ========       =========     =========      =========     ==========

                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000

                                                                  SUBSIDIARY   NON-GUARANTOR
                                                      PARENT      GUARANTORS   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------      ----------   -------------   ------------    ------------
Current assets:
    Cash and cash equivalents....................     $     30     $  (1,812)    $ 21,521     $    -          $   19,739
    Receivables, net.............................          -         134,447      102,613          -             237,060
    Inventories..................................          -          67,042       67,343          -             134,385
    Other current assets.........................          311        29,559       19,165          -              49,035
                                                      --------     ---------     --------     -----------     ----------
    Total current assets.........................          341       229,236      210,642          -             440,219
Property, plant and equipment, net...............          -         303,822      144,481          -             448,303
Goodwill, net of amortization....................          -         128,702      236,442          -             365,144
Intercompany receivable (payable)................      626,222      (621,025)      (5,197)         -                -
Investment in subsidiaries.......................       44,656       207,922         -         (252,578)            -
Other assets.....................................          245        61,931       11,958                         74,134
                                                      --------     ---------     --------     ---------       ----------
    Total assets  ...............................     $671,464     $ 310,588     $598,326     $(252,578)      $1,327,800
                                                      ========     =========     ========     =========       ==========
Current liabilities:
    Accounts payable.............................     $     32     $  39,667     $ 72,136     $    -          $  111,835
    Accrued liabilities..........................        3,050        93,437       67,505          -             163,992
    Current portion of long-term debt............        6,687           219       16,935          -              23,841
                                                      --------     ---------     --------     ---------       ----------
    Total current liabilities....................        9,769       133,323      156,576          -             299,668
Long-term debt    ...............................      634,375           849      153,458          -             788,682
Other liabilities ...............................          767       131,760       80,370          -             212,897
                                                      --------     ---------     --------     ---------       ----------
    Total liabilities............................      644,911       265,932      390,404          -           1,301,247
Equity...........................................       26,553        44,656      207,922      (252,578)          26,553
                                                      --------     ---------     --------     ---------       ----------
    Total liabilities and equity ................     $671,464     $ 310,588     $598,326     $(252,578)      $1,327,800
                                                      ========     =========     ========     =========       ==========

                                   GENTEK INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                                                 NON-
                                                                                 SUBSIDIARY   GUARANTOR
                                                                      PARENT     GUARANTORS  SUBSIDIARIES  CONSOLIDATED
                                                                      ------     ----------  ------------  ------------

Net cash provided by (used in) operating
 activities .....................................................    $ (1,144)   $  35,409    $   8,777    $  43,042
                                                                     --------    ---------    ---------    ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
      acquired ..................................................        --       (445,020)        --       (445,020)
    Cash provided by discontinued operations ....................        --           --        122,711      122,711
    Other .......................................................        --        (23,605)      (3,630)     (27,235)
                                                                     --------    ---------    ---------    ---------
Net cash provided by (used in) investing
 activities .....................................................        --       (468,625)     119,081     (349,544)
                                                                     --------    ---------    ---------    ---------
Cash flows from financing activities:
    Intercompany cash transfers .................................    (215,169)     320,787     (105,618)        --
    Other .......................................................     213,286       63,066        3,704      280,056
                                                                     --------    ---------    ---------    ---------
Net cash provided by (used in) financing
 activities .....................................................      (1,883)     383,853     (101,914)     280,056
                                                                     --------    ---------    ---------    ---------
Effect of exchange rates on cash ................................        --           --           (320)        (320)
                                                                     --------    ---------    ---------    ---------
Increase (decrease) in cash and cash
 equivalents.....................................................      (3,027)     (49,363)      25,624      (26,766)
Cash and cash equivalents at beginning
 of year ........................................................       3,147       57,447        1,004       61,598
                                                                     --------    ---------    ---------    ---------
Cash and cash equivalents at end of period ......................    $    120    $   8,084    $  26,628    $  34,832
                                                                     ========    =========    =========    =========


                                   GENTEK INC.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                           PARENT     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                           ------     ----------    ------------   ------------
Net cash provided by (used in) operating
 activities........................................    $   (3,964)    $   16,838    $    48,911   $    61,785
                                                       ----------    -----------    -----------   -----------
Cash flows from investing activities:
    Acquisition of businesses net of cash
      acquired.....................................          -          (135,928)           -        (135,928)
    Other..........................................          -           (40,007)       (12,847)      (52,854)
                                                       ----------    -----------    -----------   -----------
Net cash provided by (used in) investing
   activities......................................          -          (175,935)       (12,847)     (188,782)
                                                       ----------    -----------    -----------   -----------
Cash flows from financing activities:
    Proceeds from sale of stock....................        37,973            -              -          37,973
    Intercompany cash transfers....................      (151,035)       151,279           (244)          -
    Other..........................................       117,005           (169)       (26,838)       89,998
                                                       ----------    -----------    -----------   -----------
Net cash provided by (used in) financing
   activities......................................         3,943        151,110        (27,082)      127,971
                                                       ----------    -----------    -----------   -----------
Effect of exchange rates on cash...................          -               -           (1,922)       (1,922)
                                                       ----------    -----------    -----------   -----------
Increase (decrease) in cash and cash
   equivalents.....................................           (21)        (7,987)         7,060          (948)
Cash and cash equivalents at beginning
   of year.........................................            51          6,175         14,461        20,687
                                                       ----------    -----------    -----------   -----------
Cash and cash equivalents at end of period.........    $       30    $    (1,812)   $    21,521   $    19,739
                                                       ==========    ===========    ===========   ===========

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

Results of Operations

         Net revenues for the three months ended September 30, 2000 were $353.4 million, which is 25 percent higher than the prior year level of $283.8 million. Net revenues for the nine month period ended September 30, 2000 were $1,045.2 million or 58 percent higher than the prior year level of $660.7 million. The increase for the third quarter is principally due to the acquisition of Krone AG (Telecommunications Segment) in the third quarter of 1999. The increase for the nine month period is primarily the result of the abovementioned Krone acquisition and the acquisition of Noma Industries Limited (Manufacturing Segment) as well as higher sales in the Performance Products Segment and the remainder of the Manufacturing and Telecommunications Equipment Segments.

         Gross profit for the three month period ended September 30, 2000 was $100.0 million which was $26.8 million or 37 percent higher than the prior year level. Gross profit for the nine month period ended September 30, 2000 was $294.3 million or 76 percent higher than the prior year. These increases were principally related to the abovementioned acquisitions. Gross profit as a percentage of net revenues for the first nine months of 2000 was 28.2 percent compared with 25.3 percent for the prior year principally due to the acquisition of Krone, which has higher margins than the existing businesses.

         Selling, general and administrative expense increased $17.5 million and $72.7 million for the three and nine month periods ended September 30, 2000, respectively, principally due to the abovementioned acquisition of Krone.

         During the third quarter of 2000, the Company recorded a $5.8 million charge for in-process research and development expense related to the Con-X acquisition. The value assigned to purchased in-process research and development was comprised of the following projects: Enterprise ($1,700), AMDF ($2,400) and others ($1,700). The estimated fair value of these projects was determined by employment of a discounted cash flow model. The net cash flows from such projects were based on management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. The estimated cash flows span a twelve year period. These net cash flows were discounted back to their present value using a risk adjusted discount rate of 60 percent. This discount rate is higher than GenTek's weighted average cost of capital due to the inherent uncertainties surrounding the successful completion of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of the timing of product introduction and then existing competing products. If these projects are not successfully developed, the value of other intangible assets acquired may become impaired. Management believes that the assumptions used in the valuation of purchased in-process technology reasonably estimate the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

         Interest expense was $19.1 million and $55.5 million for the three and nine month periods ended September 30, 2000 as compared with $14.2 million and $28.7 million for the comparable periods of 1999, principally due to higher outstanding debt balances related to the Company's acquisitions.

         Other income for the nine month period ended September 30, 2000 was $3.4 million as compared with $0.9 million for the comparable period for the prior year. This increase is principally related to a $1.0 million gain on disposition of a long term asset and higher foreign currency transaction gains.

         Prior to its acquisition, Digital was a division of Prestolite, which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition, was $11,108 and $11,415 for the three months ended September 30, 1999 and 2000, respectively, and $23,092 and $34,816 for the nine months ended September 30, 1999 and 2000 respectively.

         On July 14, 2000 legislation was enacted in Germany reducing income tax rates beginning January 1, 2001. Accordingly, during the third quarter of 2000 the Company recorded a $2.8 million charge to income tax expense reflecting the revaluation of the deferred tax assets at the new lower effective tax rates.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $19.7 million at September 30, 2000 compared with $20.7 million at December 31, 1999. During the first nine months of 2000, the Company generated cash flow from operations of $61.8 million, had net proceeds from long-term debt of $90.1 million and net proceeds from the sale of stock and other long-term assets of $44.2 million which was used to make acquisitions of $135.9 million and capital expenditures of $55.4 million.

         The Company had working capital of $140.6 million at September 30, 2000 as compared with $121.3 million at December 31, 1999. This increase in working capital principally reflects higher accounts receivable and inventory balances, partially offset by higher accounts payable and accrued liabilities.

         On August 9, 2000, the Company entered into an amendment to its credit facility which added $250,000 of additional term loans. The Company used approximately $90,000 of the proceeds to purchase the Digital Communications Group of Prestolite Wire Corporation and the remainder to repay existing borrowings under its revolving credit facility.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 7, 2000, the U.S. Environmental Protection Agency ("EPA") issued to the Company an Initial Administrative Order (an "IAO") pursuant to
Section 3008 (h) of the Resource Conservation and Recovery Act ("RCRA"), which requires that the Company conduct an environmental investigation of certain portions of its North Claymont, Delaware facility (the "Facility") and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. The Company is working cooperatively with EPA and Honeywell Inc. (formerly AlliedSignal Inc.), prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The requirements of the IAO will be performed over the course of the next several years. The Company believes that its current accruals are sufficient to cover the anticipated costs of this matter, and that it will not have a material adverse effect on the Company's results of operation or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                         10.12 Credit Agreement, dated as of April 30, 1999, as amended and restated as of August 9, 2000, among the Company, Noma Company, the several lenders from time to time parties hereto, The Chase Manhattan Bank, as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and Bankers Trust Company as Documentation Agent.

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

                                                   GENTEK INC.
                               -------------------------------------------------
                                                   Registrant


Date     November 14, 2000     /s/ Richard R. Russell
         ------------------        --------------------------------------------
                                   RICHARD R. RUSSELL
                                   President and Chief Executive Officer
                                   (Principal Executive Officer) and Director



Date     November 14, 2000     /s/ Stewart A. Fisher
         ------------------       ---------------------------------------------
                                   STEWART A. FISHER
                                   Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION                              PAGE
-----------                        -----------                              ----
   27            Financial Data Schedule.................................    22
