Form 10-K405
period 2000-12-31
GENTEK INC
filed 2001-04-02
CIK 1077552

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)
 ___X__     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               OR
 ______      TRANSITION REPORT PURSUANT TO SECTION
                          13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 001-14789
                              -------------------

                                  GENTEK INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                     DELAWARE                                     02-0505547
          (STATE OF OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                   LIBERTY LANE                                     03842
              HAMPTON, NEW HAMPSHIRE                              (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 929-2264

                              -------------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001, was approximately $126,812,175.

    The number of outstanding shares of the Registrant's Common Stock and Class B Common stock as of March 1, 2001 was 20,319,711 and 4,750,107, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 is incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

GENERAL

    GenTek Inc. (the 'Company' or 'GenTek') is a technology-driven manufacturer of communications products, industrial components and performance chemicals. The Company operates through three primary business segments: communications, manufacturing and performance products. The communications segment serves the public network and the premises (or non-public) network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries including the pharmaceutical and personal care, environmental services, technology and chemical processing markets. The Company's products are frequently highly engineered and are important components of, or provide critical attributes to, its customers' end products or operations. The Company operates over 80 manufacturing and production facilities located primarily in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland and Mexico.

COMMUNICATIONS SEGMENT

    The communications segment is a global provider of products, systems and services for local and wide area data and communications networks. These products and services use and build on the throughput-enhancing signal acquisition, analysis and transmission technology that the Company has developed, and include the following:

     throughput-optimized copper and fiber-optic cabling and connectivity products for both public networks and premises applications;

     automated remote loop-management systems used in broadband service deployment;

     network diagnostic services, including the diagnosis of network performance utilizing our propriety diagnostic technology, as well as ongoing network monitoring and maintenance; and

     design, installation and maintenance services for wide-area wireline and wireless networks.

    The Company's products and services compete in the global markets for telecommunications and data networking equipment and services, particularly the public access and enterprise segments of these markets. The public telecommunications network is comprised of the long-haul network (long distance copper and fiber cables), the metro area (city wide) network, and the access portion of the network. This access portion consists of the telecommunications central office, remote terminals and the local loop also known as the 'last mile.' The local loop links the enterprise customer's home or office to the metro area and the long-haul portions of the public network. The enterprise segment of the market consists of the networks located within the customer's (or end-user's) premises.

    The communications segment's customers include Fortune 1000 companies, incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), internet service providers (ISPs), management service providers (MSPs), data networking equipment distributors, government institutions, public utilities and academic institutions.

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

     computer-aided and mechanical vehicle and component testing services for the transportation industry; and

     fluid transport and handling equipment for automotive service applications.

    The Company's precision-engineered stamped and machined engine components for valve-train systems improve engine efficiency by reducing engine friction and component mass. These components are used both in traditional overhead valve and in the increasingly popular single and double overhead cam (OHC) engines which power cars, light trucks and sport utility vehicles. The increased use of these OHC engines has resulted in significant volume growth through market share gains, as vehicle manufacturers are able to obtain better fuel economy and higher horsepower using OHC engines.

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

    Automotive manufacturers generally award business to their suppliers by individual engine line or model, often for multiple-model years. The loss of any individual engine line or model contract would not be material to the Company. However, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of any of DaimlerChrysler, Ford or General Motors could have a material adverse impact on the results of its manufacturing segment. None of these customers accounted for 10 percent or more of the Company's revenues in 2000.

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

    Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of over-the-counter (OTC) antiperspirants and antacids, and also supplies active ingredients used in prescription pharmaceuticals, nutritional supplements, nutraceuticals, veterinary health products and personal care products.

    Environmental Services. The Company's water treatment products and services are designed to address the important environmental issues confronting its customers. These value-added products and services provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water. With a network of 37 plants strategically located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or 'alum,' which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of ferric sulfate and other specialty flocculents (polymer-based materials used for settling and/or separating solids from liquids).

    In the environmental market, the Company also provides sulfuric acid regeneration services to the refining and chemical industries, and market pollution abatement and sulfur recovery services to selected refinery customers. Refineries use sulfuric acid as a catalyst in the production of alkylate, a gasoline blending component with favorable performance and environmental properties. The alkylation process contaminates and dilutes the sulfuric acid, thereby creating the need to dispose of or regenerate the contaminated acid. The Company transports the contaminated acid back to the Company's facilities for recycling and redelivers the fresh, recycled acid back to customers. This 'closed loop' process offers customers significant savings versus alternative disposal methods and also benefits the environment by significantly reducing refineries' waste streams. Similar regeneration services are provided to manufacturers of ion exchange resins and silicone polymers.

    Technology. The Company provides ultrahigh-purity electronic chemicals for the semiconductor and disk drive industries. The Company's electronic chemicals include ultrahigh-purity acids, caustics, solvents and etchants for use in the manufacture of semiconductor processing chips and computer disk drives.

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

    For further information on segment data, see 'Note 15 -- Geographic and Industry Segment Information' in the Notes to the Consolidated Financial Statements.

COMPETITION

    Competition in the markets served by the communications segment is based on a number of factors, including but not limited to: global distribution and customer support capabilities; product features, quality, performance and reliability; product-line breadth and end-to-end systems capabilities; customer service and technical support; relationships with customers, distributors and system integrators; testing/diagnostic capabilities and network expertise; product interoperability and the ability to support emerging protocols; brand recognition and price. Further, the ability to achieve and maintain successful performance is dependent on our ability to develop products that meet the ever-changing requirements of data and voice communications technology. Due to the breadth of the Company's products and services, it competes against different competitors in different product and service areas, with the majority of its competitors focusing on only particular segments of the total market in which the Company competes.

    In the cabling and connectivity systems market, the primary competitors capable of supplying entire solutions are Avaya, Alcatel and Nordx/CDT. Additionally, competition from industry participants that supply only the cabling portion of a complete structured cabling solution include Optical Cable Corporation, Tyco/Amphenol, Raychem, CommScope and Belden. Connectivity competitors include ADC Telecommunications, 3M/Quante, Tyco/AMP, Ortronics, Hubbell and Molex.

    In the automated remote loop-management and cross-connect devices market, the Company competes with NHC Communications and Turnstone Systems.

    In the market for network diagnostic services, the Company competes with professional network services organizations such as IBM Global Services and Unisys, and to a lesser extent, OEM's such as Danaker through Fluke, Agilent Tektronix and Hewlett Packard.

    Competition in the manufacturing segment's markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. In the automotive market, the Company competes with, among others, Eaton, Hitchiner, INA, Ingersoll-Rand, Sumitomo, Yazaki and captive OEMs. In the appliance and electronic and industrial markets, the Company competes with Alcatel, Belden, Choctaw, EDS Mexico, General Cable, International Wire and Viasystems, among others.

    Although the Company's performance products segment generally has significant market share positions in the product areas in which it competes, most of its end markets are extremely competitive. In the pharmaceuticals and personal care market, the Company's major competitors include Barcroft, Giulini, Summit and Westwood. The Company's competitors in the environmental market include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Arch Chemical, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In addition, the Company competes with Geo Specialty Chemicals, U.S. Aluminates and other regional players in the water treatment market. Competitors in the technology market include Ashland and Tyco/Mallinckrodt-Baker. Competitors in the chemical processing market include BASF, Calabrian, U.S. Salt, Kerley, Rhodia and Solvay S.A.

SUPPLIERS; AVAILABILITY OF RESOURCES

    The Company purchases a variety of raw materials for its businesses. The primary raw materials used by the communications segment are copper, steel and plastic. The Company's primary raw materials in its manufacturing segment are copper and steel. The Company's performance products segment's competitive cost position is in part attributable to its control of certain raw materials that serve as the feedstocks for many of its products. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, soda ash (for the manufacture of sodium salts, sulfites and nitrites), bauxite and hydrate (for the manufacture of alum) and sulfur (for the manufacture of sulfuric acid).

    The Company purchases raw materials from a number of suppliers and, in addition, believes that alternative sources are available to fulfill its needs. In the Company's opinion, the raw materials needed for its businesses will be available in sufficient supply on a competitive basis for the foreseeable future.

SALES AND DISTRIBUTION

    The Company's communications segment has approximately 500 sales and marketing personnel in 25 countries around the world. The Company's products are sold directly to key account customers, often pursuant to long-term contracts, and via its international third-party sales and distribution network for smaller accounts.

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

SEASONALITY; BACKLOGS

    The businesses of the communications, manufacturing and performance products segments are generally not seasonal. Due to the nature of the Company's businesses, there are no significant backlogs.

ENVIRONMENTAL MATTERS

    The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland, Mexico and other countries in which it operates. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. These include several currently pending administrative proceedings concerning alleged environmental violations at the Company's facilities. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require capital expenditures which may be material or otherwise adversely impact the Company's operations.

    The Comprehensive Environmental Response Compensation and Liability Act of 1980 ('CERCLA') and similar state statutes have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites and transporters and generators of hazardous substances regardless of fault. The Company's facilities have operated for many years by the Company or its prior owners and operators, and adverse environmental conditions may exist of which the Company is not aware. The discovery of additional or unknown environmental contamination at any of the Company's current or former facilities could have a material adverse effect on the Company's financial condition or results of operation. In addition, the Company has received written notice from the Environmental Protection Administration that it has been identified as a 'potentially responsible party' under CERCLA at three third-party sites. The Company does not believe that its liability, if any, for these sites will be material to its results of operations or financial condition. In addition, Congress continues to consider the reauthorization of and modifications to CERCLA. Because Congress has not yet acted with respect to CERCLA, the Company does not have sufficient information to ascertain the impact that any change might have on the Company's potential liabilities, if any.

    At any time, the Company may be involved in proceedings with various regulatory authorities which could require the Company to pay various fines and penalties due to violations of environmental laws and regulations at its sites, remediate contamination at some of these sites, comply with applicable standards or other requirements, or incur capital expenditures to modify certain pollution control equipment or processes at its sites. Again, although the amount of any liability that could arise with respect to these matters cannot be accurately predicted, the Company believes that the ultimate resolution of these matters will have no material adverse effect on its results of operations, cash flows or financial condition.

    Avtex Site at Front Royal, Virginia. On March 22, 1990, the Environmental Protection Agency (the 'EPA') issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers Front Royal, Inc., which has filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex site was previously owned and operated by the Company. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA, which requires General Chemical Group (whose obligations the Company assumed in connection with the Spinoff), AlliedSignal, Inc. (now Honeywell) and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with that order, subject to numerous defenses. The requirements of the order include preparation of a study to determine the extent of any contamination at the acid plant site. The Company has provided for the estimated costs of $1.6 million for these activities in its accrual for environmental liabilities relating to the order. The Company is working cooperatively with the EPA with respect to compliance with the order and believes that such compliance will not have a material effect on its results of operations or financial condition.

    Delaware Valley Facility. In August of 2000, the Philadelphia, Pennsylvania office of the Occupational Safety and Health Administration ('OSHA') of the U.S. Department of Labor commenced an inspection of certain portions of the Company's Delaware Valley facility, which is located in Marcus Hook, Pennsylvania and North Claymont, Delaware (the 'Facility'). On January 31, 2001, OSHA issued citations to the Company relating primarily to alleged violations of OSHA's Process Safety Management program regulations. During February 2001, in respect of the cited violations, the Company agreed to pay a penalty of $300,000 and perform certain activities at the Facility.

    On September 7, 2000, the U.S. Environmental Protection Agency issued to the Company an Initial Administrative Order (an 'IAO') pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ('RCRA'), which requires that the Company conduct an environmental investigation of certain portions of the Facility and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. The Company is working cooperatively with the EPA and Honeywell Inc. (formerly AlliedSignal Inc.), prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The requirements of the IAO will be performed over the course of the next several years.

    The Company believes that its current accruals are sufficient to cover the anticipated costs of these matters, and that they will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

    Anacortes, Washington Facility. On March 30, 2000, the Company received a Notice of Violation issued by the U.S. Environmental Protection Agency, pursuant to which the EPA alleged that the routine replacement of certain catalyst at the Company's Anacortes, Washington facilty in 1990 constituted a violation of the EPA's Prevention of Significant Deterioration ('PSD') regulations promulgated under Sections 165 - 169 of the Clean Air Act. The Company denies such allegation and will defend itself vigorously in this matter. In the event that the Company is unsuccessful in its defense or cannot otherwise resolve this matter with the EPA, potential penalties could exceed $100,000. Management does not expect that this matter will have a material effect on the financial condition or results of operations of the Company.

EMPLOYEES/LABOR RELATIONS

    At December 31, 2000, the Company had approximately 9,900 employees, of whom approximately 2,900 were full-time salaried employees, approximately 2,800 were full-time hourly employees (represented by 11 different unions) and approximately 4,200 were hourly employees working in nonunion facilities. Approximately 600 of the Company's 2,900 salaried employees are based in Germany. German-based employees are members of unions and are subject to industry-wide and other collective bargaining agreements.

    The Company's union contracts have durations which vary from two to four years.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

    Set forth below is information with respect to each of the Company's executive officers and/or key employees.

    Richard R. Russell, 58, President and Chief Executive Officer and a Director. From 1994 until April 1999, he served as the President and Chief Executive Officer and a Director of The General Chemical Group Inc. Mr. Russell has also been the President and Chief Executive Officer of General Chemical Corporation since 1986.

    Stewart A. Fisher, 40, Vice President and Chief Financial Officer. From April 1999 until March 2000, Mr. Fisher served as Vice President and Chief Financial Officer of The General Chemical Group Inc. Mr. Fisher served from 1998 until April 1999 as the Treasurer of The General Chemical Group Inc. and since 1994 as Treasurer of General Chemical Corporation. He served as Assistant Treasurer of General Chemical Group Inc. from 1996 to 1998.

    Michael R. Herman, 38, Vice President and General Counsel. From 1997 until April 1999, he served as the Vice President and General Counsel of General Chemical Corporation. Mr. Herman had served as Deputy General Counsel of General Chemical Corporation from 1995 until 1997.

    Bodo B. Klink, 63, Vice President, Business Development and Services of General Chemical Corporation since 1996. Mr. Klink was Vice President of Marketing from 1993 to 1996.

    Ronald A. Lowy, 45, Chief Operating Officer of Krone GmbH. Mr. Lowy served as Vice President and General Manager -- Automotive and Industrial Products of Prestolite Wire Corporation from 2000 to February, 2001, and Vice President and General Manager -- Automotive of Prestolite Wire Corporation from 1995 to 2000.

    Kevin J. O'Connor, 50, Vice President and Controller. From March 1996 until April 1999, he served as the Controller of The General Chemical Group Inc. Mr. O'Connor has also served as Controller of General Chemical Corporation since 1986.

    Ralph M. Passino, 49, Vice President and General Manager -- Manufacturing Group of General Chemical Corporation. Mr. Passino served as Vice President and Chief Financial Officer of The General Chemical Group Inc. from 1994 to March 1999. From 1986 until March 1999, he served as Chief Financial Officer and Vice President of Administration of General Chemical Corporation, and from 1994 to March 1999, as a Director of General Chemical Corporation.

    Ray L. Patel, 55, President and Chief Executive Officer of Noma. From 1997 to December 2000, he was Chief Executive Officer of Pram Filtration Corporation. Mr. Patel served as President and Chief Operating Officer of Wheelabrator Water Technologies from 1988 to 1996.

    Manfred Schneider, 64, Managing Director and Chief Executive Officer of Krone GmbH. Mr. Schneider has been a member of the Board of Krone since 1986, and the Chairman of the Board of Krone since 1998.

    James N. Tanis, 56, Vice President and General Manager -- Performance Products Group of General Chemical Corporation. Mr. Tanis has held this position since 1987.

    Matthew M. Walsh, 34, Vice President and Operations Controller. Mr. Walsh served as Vice President and Treasurer from January 2000 through December 2000. Mr. Walsh served as Group Controller-Performance Products of General Chemical Corporation from October, 1997 to December, 1999 and was Director, Corporate Development of General Chemical Corporation from September,

1996 to October, 1997. Mr. Walsh served as Corporate Development Analyst at International Specialty Products, Inc. from October, 1995 to September, 1996.

    James A. Wilkinson, 59, Vice President of Manufacturing of General Chemical Corporation. Mr. Wilkinson has held this position since 1986.

ITEM 2. PROPERTIES

    The Company operates over 85 manufacturing and production facilities located in the United States, Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland and Mexico. The Company's headquarters are located in Hampton, New Hampshire.

    Set forth below are the locations and uses of the Company's major properties:

Communications Segment
Huntsville, Alabama......................  Offices
Englewood, Colorado......................  Offices
Burlington, Massachusetts................  Offices
Sidney, Nebraska.........................  Production Facility
North Bennington, Vermont................  Production Facility
Racine, Wisconsin........................  Production Facility and Offices
Sydney, Australia........................  Production Facility and Offices
Trumau, Austria..........................  Production Facility
Cheltenham, England......................  Production Facility and Offices
Berlin, Germany(1).......................  Production Facility and Offices
Toluca, Mexico...........................  Production Facility
Shanghai, People's Republic of China.....  Production Facility
Bangalore, India.........................  Production Facility
Jakarta, Indonesia.......................  Production Facility

Manufacturing Segment
Livonia, Michigan(1).....................  Production Facility
Southfield, Michigan(1)..................  Offices
Troy, Michigan(1)........................  Production Facility and Offices
Westland, Michigan(1)....................  Production Facility
Upper Sandusky, Ohio(1)..................  Production Facility
Toledo, Ohio.............................  Production Facility
Defiance, Ohio...........................  Production Facility
Perrysburg, Ohio(1)......................  Production Facility and Offices
Mineral Wells, Texas.....................  Production Facility
Imuris, Mexico...........................  Production Facility
Juarez, Mexico(1)........................  Production Facility
Nogales, Mexico(1).......................  Production Facility
Concord, Ontario.........................  Production Facility
Guelph, Ontario(1).......................  Production Facility
Stouffville, Ontario.....................  Production Facility
Tillsonburg, Ontario(1)..................  Production Facility
Toronto, Ontario.........................  Production Facility
Waterdown, Ontario.......................  Production Facility

Performance Products Segment
Hollister, California....................  Production Facility and Offices
Pittsburg, California....................  Production Facility
Richmond, California.....................  Production Facility
North Claymont, Delaware.................  Production Facility, Offices and Warehouse

                                                  (table continued on next page)

(table continued from previous page)

LOCATION                                                       USE
- --------                                                       ---
Augusta, Georgia.........................  Production Facility
East St. Louis, Illinois.................  Production Facility
Berkeley Heights, New Jersey.............  Production Facility, Offices and Warehouse
Newark, New Jersey.......................  Production Facility
Solvay, New York.........................  Production Facility
Marcus Hook, Pennsylvania................  Production Facility, Offices and Warehouse
Celina, Texas............................  Production Facility
Midlothian, Texas........................  Production Facility
Anacortes, Washington....................  Production Facility
Dublin, Ireland..........................  Production Facility, Offices and Warehouse
Thorold, Ontario.........................  Production Facility
Valleyfield, Quebec......................  Production Facility

Offices
Hampton, New Hampshire(1)................  Headquarters
Parsippany, New Jersey(1)................  Offices

- ---------

(1) Leased.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in claims, litigation, administrative proceedings and investigations of various types, including the Sunoco Employee litigation discussed below, and certain environmental proceedings previously discussed. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations or financial condition. See Item 1. 'Business -- Environmental Matters' above.

    Sunoco Employee Litigation. In April 1998, approximately 40 employees (and their respective spouses) of the Sunoco refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against General Chemical Group (whose obligations have been assumed by the Company pursuant to the terms of the Spinoff), alleging that sulfur dioxide and sulfur trioxide releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. The litigation has entered the discovery phase. The Company has denied all material allegations of the complaints and will continue to defend itself vigorously in this matter. Management further believes that current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

    In addition, on September 24, 1999, the same attorneys that filed the April, 1998 actions against the Company also filed a purported class action complaint against the Company, titled Whisnant vs. General Chemical Corporation, (in the court of Common Pleas, Delaware County, Pennsylvania), on behalf of 550 current and former employees of the Sunoco Marcus Hook, Pennsylvania refinery located immediately adjacent to the Company's Delaware Valley facility. The complaint alleges that unspecified releases of sulfur dioxide and sulfur trioxide over unspecified timeframes caused injuries to the plaintiffs, and seeks, among other things, to establish a 'trust fund' for medical monitoring for the plaintiffs. The Company believes this claim is without merit and will vigorously defend itself in this matter. Management further believes that the Company's current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter, and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the New York Stock Exchange (the 'NYSE') under the symbol 'GK.' The following table shows the high and low recorded sales prices of the Company's Common Stock, as reported on the NYSE composite tape for each of the quarterly periods since May 3, 1999, the first trading day of the Company's Common Stock on the NYSE following its spinoff from its predecessor company, The General Chemical Group Inc. (the 'Spinoff').

    As of March 15, 2001, there were 129 stockholders of record of the Company's Common Stock and 6 stockholders of record of the Company's Class B Common Stock.

    For high and low stock prices for each quarterly period within the last two years, see 'Note 17 -- Unaudited Quarterly Information' in the Notes to the Consolidated Financial Statements.

DIVIDENDS

    During 2000, the Company paid a regular quarterly cash dividend of $.05 per share of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements. On August 25, 2000, the Company acquired the Digital Communications Group ('Digital') of Prestolite Wire Corporation ('Prestolite'). As Prestolite is controlled by the controlling shareholder of GenTek, the transaction has been accounted for in a manner similar to a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Digital for all periods during the common control period (1997 to present).

                                                                        YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                       2000            1999           1998          1997       1996
                                                       ----            ----           ----          ----       ----
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Net revenues...................................  $1,414,187      $1,032,925      $534,838      $445,937   $354,159
   Gross profit...................................     377,824         259,052       128,757(1)    124,454    100,883
   Operating profit...............................     159,291(2)      115,087(3)     50,950(4)     63,859     48,723(5)
   Interest expense...............................      74,948          45,979        18,163        10,844     10,747
   Income from continuing operations before income
     taxes and extraordinary item.................      88,827(2)       69,196(3)     33,003(4)     53,879     39,200(5)
   Income from continuing operations before
     extraordinary item(7)........................      50,241(2)       35,033(3)     36,759(6)     27,618     20,775(5)
   Income from discontinued operations............          --           1,006        10,299        23,041     25,833
   Income before extraordinary item(7)............      50,241          36,039        47,058        50,659     46,608
   Net income(7)(8)...............................  $   50,241      $   31,100      $ 43,397      $ 50,659   $ 46,608
PER SHARE:
   Income from continuing operations before
     extraordinary item -- basic(7)...............  $     2.04(2)   $     1.67(3)   $   1.74(6)   $   1.29   $    .97(5)
   Income from continuing operations before
     extraordinary item -- diluted(7).............        1.99(2)         1.64(3)       1.69(6)       1.23        .95(5)
   Net income -- basic(7)(8)......................        2.04(2)         1.48(3)       2.06(6)       2.36       2.19(5)
   Net income -- diluted(7)(8)....................        1.99(2)         1.45(3)       1.99(6)       2.25       2.13(5)
   Dividends......................................         .20             .20           .20           .20        .13
OTHER DATA:
   Capital expenditures...........................  $   81,298      $   47,323      $ 41,961      $ 31,271   $ 19,231
   Depreciation and amortization..................      68,973          54,222        25,514        19,008     14,099
BALANCE SHEET DATA (AT END OF PERIOD):
   Cash and cash equivalents......................  $    4,459      $   20,687      $ 61,598      $ 20,437   $ 50,091
   Total assets...................................   1,350,722       1,254,866       570,283       418,886    274,866
   Long-term debt (including current portion).....     818,812         724,115       357,531       258,004    234,609
   Total equity (deficit).........................      47,658          56,403       (28,465)      (73,985)  (119,185)

- ---------

(1) Includes a one-time charge of $12.1 million ($7.3 million after tax, or $.33 per share) primarily due to an asset-impairment writedown for two of the Company's manufacturing facilities.

(2) Includes a one-time charge of $5.8 million ($3.5 million after tax or $.14 per share) for purchased in-process research and development.

(3) Includes a one-time charge of $6.2 million ($3.7 million after tax, or $.17 per share) primarily related to the Spinoff.

(4) Includes incremental accruals of $9.8 million ($5.9 million after tax, or $.27 per share) principally related to litigation and environmental spending and the impact of the adjustment in footnote one.

(5) Includes a one-time charge of $6.8 million ($4.1 million after tax, or $.19 per share) primarily related to awards made under a restricted unit plan, which replaced certain prior equity programs.

(6) Includes a nonrecurring gain of $19.5 million ($.89 per share) related to an income tax settlement and the impact of the adjustments in footnotes one and four.

(7) Includes the impact of the S-Corporation status of Prestolite Digital prior to its acquisition by GenTek and in 2000, the impact of a one-time charge to revalue the Company's deferred tax assets. The effect of these items was $(.2) million ($(0.1) per share), $.7 million ($.03 per share), $1.7 million ($.08 per share) and $2.3 million ($.10 per share) for the years 2000, 1999, 1998 and 1997, respectively.

(8) For 1999 and 1998 includes extraordinary losses net of tax of $4.9 million ($.23 per share) and $3.7 million ($.17 per share), respectively, related to the early retirement of certain indebtedness.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    GenTek is a technology-driven manufacturer of communications products, industrial components and performance chemicals. The Company operates through three primary business segments: communications, manufacturing and performance products. The communications segment serves public network and premises (or nonpublic) network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries, including the pharmaceutical and personal care, environmental services, chemical processing and technology markets.

    GenTek was spun off from The General Chemical Group Inc. ('GCG') on
April 30, 1999. The Spinoff has been treated as a reverse spinoff for financial statement purposes because a greater portion of the former assets and operations of GCG are held by GenTek. Accordingly, the financial position and results of operations of the Industrial Chemicals Business that remained with GCG have been reflected as discontinued operations.

    The percentage of the Company's revenues generated by each of its three segments has changed significantly this year. The Company's communications segment has grown due to the acquisition of Krone on August 20, 1999. The Company's manufacturing segment has expanded, primarily due to the acquisitions of Noma in April 1999 and Defiance in February 1999.

RECENT ACQUISITIONS

    The Company has grown through acquisitions and will continue to pursue acquisition and investment opportunities that will create long-term value and enhance cash flow and earnings. One of the Company's goals for the acquired businesses is to increase earnings by implementing cost-reduction programs and achieving operating efficiencies.

    In 2000, the Company made the following strategic acquisitions:

    In May 2000, the Company acquired Fini Enterprises, Inc. Fini is a leading producer of ferric sulfate, a coagulant used for potable and waste water treatment. The addition of Fini enhances the Company's product offering of high performance coagulants which address a wide variety of water treatment requirements.

    In May 2000, the Company acquired approximately 85 percent (81 percent on a fully diluted basis) of the outstanding stock of CON-X Corporation. CON-X is an emerging leader in the development of automated cross-connect systems for digital subscriber line ('DSL') and other broadband service providers. CON-X's competitive local loop management products help telecommunications service providers quickly and efficiently deploy and maintain broadband services like DSL by automating metallic cross-connects within central office, multi-dwelling unit, enterprise and outside plant environments.

    In August 2000, the Company acquired the Digital Communications Group of Prestolite Wire Corporation. The Digital Communications Group manufactures voice- and data-quality copper and fiber-optic cable for the telecommunications industry. As Prestolite is controlled by the controlling shareholder of GenTek, the transaction has been accounted for in a manner similar to a pooling of interests.

    In August 2000, the Company acquired certain assets of Vigilant Networks Inc. from LeCroy Corporation. Vigilant designs and develops diagnostic equipment used to monitor communications network activity, performance and throughput. Its products use advanced signal acquisition technology to characterize the performance of live network channels, eliminating the need to disable a network to conduct troubleshooting. Vigilant's technology is unique in its ability to diagnose network performance issues in all seven layers of the communications network, including the physical layer, which is increasingly critical as data communication accelerates to fast Ethernet and gigabit speeds.

RESULTS OF OPERATIONS

    The following table sets forth the Company's statement of operations data for each of the three years in the period ended December 31, 2000.

                                                           YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   2000              1999              1998
                                              --------------   ----------------   --------------
                                                            (DOLLARS IN MILLIONS)
Net revenues................................  $1,414.2   100%  $1,032.9     100%  $534.8     100%
Cost of sales...............................   1,036.4    73      773.9      75    406.1(1)   76
                                              --------   ---   --------     ---   ------     ---
Gross profit................................     377.8    27      259.1      25    128.7      24
Selling, general and administrative
  expense...................................     212.7    16      144.0(2)   14     77.8(3)   14
Purchased in-process research and
  development...............................       5.8    --         --      --       --      --
                                              --------   ---   --------     ---   ------     ---
Operating profit............................     159.3    11      115.1      11     51.0      10
Interest expense............................      75.0     5       46.0       4     18.2       3
Interest income.............................       1.7    --        1.0      --      1.2      --
Other (income) expense, net.................      (2.8)   --        0.9      --      0.9      --
                                              --------   ---   --------     ---   ------     ---
Income from continuing operations before
  income taxes and extraordinary item.......      88.8     6       69.2       7     33.0       7
Income tax provision (benefit) (4)..........      38.6     3       34.2       4    (3.8)      --
                                              --------   ---   --------     ---   ------     ---
Income from continuing operations before
  extraordinary item........................      50.2     3       35.0       3     36.8       7
Income from discontinued operations (net of
  tax)......................................        --    --        1.0      --     10.3       2
                                              --------   ---   --------     ---   ------     ---
Income before extraordinary item............      50.2     3       36.0       3     47.1       9
Extraordinary item-loss from extinguishment
  of debt (net of tax)......................        --    --        4.9      --      3.7      --
                                              --------   ---   --------     ---   ------     ---
Net income..................................  $   50.2     3%  $   31.1       3%  $ 43.4       9%
                                              --------   ---   --------     ---   ------     ---
                                              --------   ---   --------     ---   ------     ---

- ---------

Note: Amounts may not total due to rounding.

 (1) Includes a one-time charge of $12.1 million ($7.3 million after tax) primarily due to an asset-impairment writedown for two of the Company's manufacturing facilities.

 (2) Includes a one-time charge of $6.2 million ($3.7 million after tax), primarily related to the Spinoff.

 (3) Includes incremental accruals of $9.8 million ($5.9 million after tax) principally related to litigation and environmental spending.

 (4) Includes the impact of the S-Corporation status of Prestolite Digital prior to its acquisition by Gentek and in 2000, the impact of a one-time charge to revalue the Company's deferred tax assets and in 1998, a one-time gain related to an income tax settlement. The effect of these items was $(.2) million ($(.01) per share), $.7 million ($.03 per share) and $(17.8) million ($(.81) per share), for the years 2000, 1999 and 1998, respectively.

2000 COMPARED WITH 1999

    Net revenues were $1,414 million for the year 2000 compared with $1,033 million for 1999. This increase is principally due to the acquisition of Krone (communications segment) during the third quarter of 1999 and the acquisition of Noma (manufacturing segment) during the second quarter of 1999. In addition to the acquisitions, the Company experienced significant growth in its communications segment as a result of higher sales of cable and connectivity products.

    Gross profit of $378 million was $119 million above the prior year level. This increase was principally due to the above-mentioned acquisitions and the growth in sales of cable and connectivity products. Gross profit as a percentage of sales was 27 percent for 2000 as compared with 25 percent for 1999 principally due to the acquisition of Krone, which has higher margins than the existing businesses.

    Selling, general and administrative expense was $213 million for 2000 as compared with $144 million for 1999. This increase is principally due to the above-mentioned acquisitions.

    During the third quarter of 2000, the Company recorded a $5.8 million charge for in-process research and development expense related to the CON-X acquisition. The value assigned to purchased in-process research and development was comprised of the following projects: Enterprise ($1.7 million), AMDF ($2.4 million) and others ($1.7 million). The estimated fair value of these projects was determined by employment of a discounted cash flow model. The net cash flows from such projects were based on management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. The estimated cash flows span a 12-year period. These net cash flows were discounted back to their present value using a risk adjusted discount rate of 60 percent. This discount rate is higher than GenTek's weighted average cost of capital due to the inherent uncertainties surrounding the successful completion of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of the timing of product introduction and then existing competing products. If these projects are not successfully developed, the value of other intangible assets acquired may become impaired. Management believes that the assumptions used in the valuation of purchased in-process technology reasonably estimate the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

    Interest expense was $75 million for the year 2000 as compared with $46 million for the prior year. This increase reflects higher outstanding debt balances related to the Company's acquisitions.

    Other income was $3 million for 2000 as compared with $1 million of expense in 1999. This improvement reflects favorable foreign currency gains and a gain on the sale of an investment during the current year.

    On July 14, 2000 legislation was enacted in Germany reducing income tax rates beginning January 1, 2001. Accordingly, the Company recorded a $2.8 million charge to income tax expense reflecting the revaluation of the deferred tax assets at the new lower effective tax rates.

    Prior to its acquisition by GenTek, Digital was a division of Prestolite, which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision (benefit) that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition, was $40.6 million, $33.4 million and $(5.5) million for 2000, 1999 and 1998, respectively.

1999 COMPARED WITH 1998

    Net revenues were $1,033 million for 1999 compared with $535 million for 1998. This increase was due principally to the acquisitions of Noma and Defiance in the manufacturing segment and the acquisition of Krone in the communications segment.

    Gross profit of $259 million was $130 million above the prior year's level. This increase is principally due to the above-mentioned acquisitions, higher volumes in the existing manufacturing segment businesses and a one-time charge of $12 million recorded in 1998 related to an asset-impairment writedown. Gross profit as a percentage of sales for 1998 excluding the impact of the one-time charge was 26 percent. Gross profit as a percentage of sales for 1999 was 25 percent, which primarily reflects the impact of lower margins in the acquired manufacturing businesses.

    Selling, general and administrative expense was $144 million for 1999 as compared with $78 million for 1998. This increase is principally due to the above-mentioned acquisitions and a one-time charge of $6.2 million, primarily related to the Spinoff.

    Interest expense was $46 million versus $18 million for the prior year. The increase reflects higher outstanding debt balances related to the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $4 million at December 31, 2000 compared with $21 million at year-end 1999. During 2000, the Company generated cash flow from operations of $87 million, net proceeds from debt of $96 million and net proceeds from the sale of stock of $38 million. The Company's cash flow was used to fund acquisitions of $138 million and to make capital expenditures of $81 million.

    The Company had working capital of $142 million at December 31, 2000 as compared with $115 million at December 31, 1999. This increase in working capital principally reflects higher accounts receivable and inventory balances and lower accrued liabilities partially offset by lower cash balances and higher accounts payable and current portion of long-term debt.

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

    On August 9, 2000, the Company entered into an amendment to its existing credit facility which added $250 million of additional term loans. As amended, the Company's credit facility with a syndicate of banks and other financial institutions consists of a $500 million aggregate term loan facility and a $300 million revolving credit facility. The agreement for the Company's credit facility contains restrictive covenants which impose operating and financial restrictions on the Company, including the requirement that it maintain maximum leverage and minimum interest coverage ratios. As of December 31, 2000, the Company had $94 million in borrowings under its revolving credit facility and the ability to borrow an additional $206 million under its revolving credit facility (excluding approximately $28 million for letters of credit issued under the revolving credit facility). At December 31, 2000, the Company's total outstanding indebtedness was $819 million.

    Management believes that cash flows will be sufficient to cover future interest expense, capital expenditures and working capital requirements. The Company will use proceeds of borrowings under its revolving credit facility to finance future acquisitions and investments. In the event the Company identifies additional acquisition candidates, however, current sources of liquidity may not be adequate. Accordingly, the Company may issue equity securities or incur additional debt, subject to market conditions. The Company may also use stock as acquisition currency.

ENVIRONMENTAL MATTERS

    The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland, Mexico and other countries in which it operates. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these proceedings and inquiries, the Company believes that any such liability would not have a material adverse effect on its financial position or results of operations. However, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require expenditures which might be material to the Company's financial position or results of operations. See also 'Business -- Environmental Matters.'

    The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2000, accruals for environmental matters were $35 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company does not maintain any insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

    The Company has an established program to ensure that its facilities comply with environmental laws and regulations. Expenditures for 2000 approximated $10.7 million (of which approximately $2.4 million represented capital expenditures and approximately $8.3 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 1999 approximated $8.9 million (of which approximately $1.0 million represented capital expenditures and approximately $7.9 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Management expects similar expenditures in 2001. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

OTHER MATTERS

    In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133. This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The effect of the adoption of these pronouncements is a reduction of approximately $3.0 million ($4.9 million pre-tax) to other comprehensive income, attributable to the net liability to be recorded for cash flow hedges.

    In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin No. 101 ('SAB 101'), Revenue Recognition in Financial Statements. SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in the fourth quarter of fiscal 2000 did not have any effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report may constitute forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that these assumptions and expectations will prove to have been correct. Important factors that could cause actual results to differ from these expectations are disclosed in this Annual Report and include various risks, uncertainties and assumptions such as, among other things:

     the Company's outstanding indebtedness and leverage, and the restrictions imposed by its indebtedness;

     the cyclical nature of certain of the Company's businesses, and domestic and international economic conditions;

     the high degree of competition in certain of the Company's businesses, and the potential for new competitors to enter into those businesses;

     the integration of recent and future acquired businesses with existing operations in a timely and efficient manner;

     the extent to which the Company undertakes new acquisitions or enters into strategic joint ventures or partnerships;

     future technological advances which may affect the Company's existing product lines;

     future modifications to existing laws and regulations affecting the environment, health and safety;

     discovery of unknown contingent liabilities including environmental contamination at the Company's facilities;

     fluctuations in interest rates and in foreign currency exchange rates; and

     increases in the cost of raw materials and other inputs used to make the Company's products.

    The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this prospectus might not occur.

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

    See 'Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.'

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GENTEK INC.:

    We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 6, 2001

                                  GENTEK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2000         1999        1998
                                                                ----         ----        ----
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Net revenues...............................................  $1,414,187   $1,032,925   $534,838
Cost of sales..............................................   1,036,363      773,873    406,081
Selling, general and administrative expense................     212,733      143,965     77,807
Purchased in-process research and development..............       5,800           --         --
                                                             ----------   ----------   --------
Operating profit...........................................     159,291      115,087     50,950
Interest expense...........................................      74,948       45,979     18,163
Interest income............................................       1,678        1,022      1,165
Other (income) expense, net................................      (2,806)         934        949
                                                             ----------   ----------   --------
Income from continuing operations before income taxes and
  extraordinary item.......................................      88,827       69,196     33,003
Income tax provision (benefit).............................      38,586       34,163     (3,756)
                                                             ----------   ----------   --------
Income from continuing operations before extraordinary
  item.....................................................      50,241       35,033     36,759
Income from discontinued operations (net of tax)...........          --        1,006     10,299
                                                             ----------   ----------   --------
Income before extraordinary item...........................      50,241       36,039     47,058
Extraordinary item -- loss from extinguishment of debt (net
  of tax of $3,231 and $2,395, respectively)...............          --        4,939      3,661
                                                             ----------   ----------   --------
        Net income.........................................  $   50,241   $   31,100   $ 43,397
                                                             ----------   ----------   --------
                                                             ----------   ----------   --------
Earnings per common share -- basic:
    Income from continuing operations......................  $     2.04   $     1.67   $   1.74
    Income from discontinued operations (net of tax).......          --          .05        .49
    Extraordinary item -- loss from extinguishment of debt
      (net of tax).........................................          --          .24        .17
                                                             ----------   ----------   --------
        Net income.........................................  $     2.04   $     1.48   $   2.06
                                                             ----------   ----------   --------
                                                             ----------   ----------   --------
Earnings per common share -- assuming dilution:
    Income from continuing operations......................  $     1.99   $     1.64   $   1.69
    Income from discontinued operations (net of tax).......          --          .05        .47
    Extraordinary item -- loss from extinguishment of debt
      (net of tax).........................................          --          .23        .17
                                                             ----------   ----------   --------
        Net income.........................................  $     1.99   $     1.45   $   1.99
                                                             ----------   ----------   --------
                                                             ----------   ----------   --------

      See the accompanying notes to the consolidated financial statements.

                                  GENTEK INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
                                                               (IN THOUSANDS, EXCEPT
                                                                    SHARE DATA)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $    4,459   $   20,687
    Receivables, net........................................     230,983      214,822
    Inventories.............................................     147,160      125,297
    Deferred income taxes...................................      23,778       19,796
    Other current assets....................................      16,255       15,375
                                                              ----------   ----------
        Total current assets................................     422,635      395,977
Property, plant and equipment, net..........................     459,606      386,174
Goodwill, net of amortization...............................     376,505      386,490
Other assets................................................      91,976       86,225
                                                              ----------   ----------
        Total assets........................................  $1,350,722   $1,254,866
                                                              ----------   ----------
                                                              ----------   ----------

                   LIABILITIES AND EQUITY
Current liabilities:
    Accounts payable........................................  $  120,134   $  104,212
    Accrued liabilities.....................................     134,972      157,544
    Current portion of long-term debt.......................      25,562       18,758
                                                              ----------   ----------
        Total current liabilities...........................     280,668      280,514
Long-term debt..............................................     793,250      705,357
Other liabilities...........................................     229,146      212,592
                                                              ----------   ----------
        Total liabilities...................................   1,303,064    1,198,463
                                                              ----------   ----------
Equity:
    Preferred Stock, $.01 par value; authorized 10,000,000
      shares; none issued or outstanding....................          --           --
    Common Stock, $.01 par value; authorized 100,000,000
      shares; issued: 20,362,558 and 16,876,017 shares at
      December 31, 2000 and 1999, respectively..............         204          169
    Class B Common Stock, $.01 par value; authorized
      40,000,000 shares; issued and outstanding: 4,750,107
      and 3,958,421 shares at December 31, 2000 and 1999,
      respectively..........................................          48           40
    Paid in capital.........................................       3,710       50,071
    Accumulated other comprehensive loss....................      (9,175)      (2,109)
    Retained earnings.......................................      53,745        8,509
    Treasury stock, at cost: 63,847 and 18,058 shares at
      December 31, 2000 and 1999, respectively..............        (874)        (277)
                                                              ----------   ----------
        Total equity........................................      47,658       56,403
                                                              ----------   ----------
        Total liabilities and equity........................  $1,350,722   $1,254,866
                                                              ----------   ----------
                                                              ----------   ----------

      See the accompanying notes to the consolidated financial statements.

                                  GENTEK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
    Net income..............................................  $  50,241   $  31,100   $  43,397
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization.......................     68,973      54,222      25,514
        Net (gain) loss on disposition/impairment of
          long-term assets..................................       (731)      2,087      11,911
        Purchased in-process research and development.......      5,800          --          --
        Unrealized exchange loss............................         --          --       1,313
        Long-term incentive plan costs......................      1,392         790       1,309
        Loss on extinguishment of debt......................         --       8,170       6,056
        Income from discontinued operations.................         --      (1,006)    (10,299)
        (Increase) decrease in receivables..................    (19,358)    (25,680)      4,146
        Increase in inventories.............................    (26,636)     (9,125)     (3,661)
        Increase in accounts payable........................     15,952      10,932       4,150
        Increase (decrease) in accrued liabilities..........     (9,542)     (4,657)      4,552
        Increase (decrease) in other liabilities and assets,
          net...............................................      1,179       3,350     (32,833)
                                                              ---------   ---------   ---------
          Net cash provided by continuing operations........     87,270      70,183      55,555
                                                              ---------   ---------   ---------
Cash flows from investing activities:
    Capital expenditures....................................    (81,298)    (47,323)    (41,961)
    Proceeds from sales or disposals of long-term assets....      6,911       1,481         767
    Cash provided by discontinued operations................         --     127,571      20,512
    Acquisition of businesses net of cash acquired*.........   (138,380)   (444,782)    (90,935)
    Other investing activities..............................    (18,682)         --          --
                                                              ---------   ---------   ---------
          Net cash used for investing activities............   (231,449)   (363,053)   (111,617)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from sale of stock.............................     37,957          --          --
    Proceeds from long-term debt............................    608,227     851,827     389,858
    Repayment of long-term debt.............................   (512,134)   (604,720)   (293,778)
    Payments to acquire treasury stock......................       (597)       (650)     (5,490)
    Exercise of stock options...............................        292          --         445
    Dividends...............................................     (5,005)     (4,160)     (4,184)
    Capital contributions...................................        879       9,985      10,189
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........    129,619     252,282      97,040
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................     (1,668)       (323)        183
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............    (16,228)    (40,911)     41,161
Cash and cash equivalents at beginning of period............     20,687      61,598      20,437
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $   4,459   $  20,687   $  61,598
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Supplemental information:
    Cash paid for income taxes..............................  $  24,034   $  41,551   $  19,754
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
    Cash paid for interest..................................  $  72,729   $  35,536   $  32,892
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
*Purchase of businesses net of cash acquired:
    Working capital, other than cash........................  $  (2,374)  $ (38,407)  $ (14,303)
    Property, plant and equipment...........................     (6,040)   (170,490)    (36,436)
    Other assets............................................    (41,728)   (388,025)    (41,622)
    Noncurrent liabilities..................................      1,762     152,140       1,426
                                                              ---------   ---------   ---------
    Cash used to acquire businesses.........................    (48,380)   (444,782)    (90,935)
    Cash to acquire Digital Communications Group............    (90,000)         --          --
                                                              ---------   ---------   ---------
          Total cash used to acquire businesses.............  $(138,380)  $(444,782)  $ (90,935)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

        See the accompanying notes to consolidated financial statements.

                                  GENTEK INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                                       ACCUMULATED
                                                    CLASS B                PAID IN        OTHER
                                           COMMON   COMMON    TREASURY    (CAPITAL    COMPREHENSIVE   RETAINED
                                           STOCK     STOCK     STOCK      DEFICIT)    INCOME (LOSS)   EARNINGS     TOTAL
                                           -----     -----     -----      --------    -------------   --------     -----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at January 1, 1998...............   $126      $97     $(27,306)   $(158,773)     $(1,328)     $ 113,199   $(73,985)
    Components of comprehensive income:
      Net income.........................     --       --           --           --           --         43,397     43,397
      Foreign currency translation (net
        of tax of $98)...................     --       --           --           --         (151)            --       (151)
                                                                                                                  --------
    Comprehensive income.................                                                                           43,246
    Dividends (per share $.20)...........     --       --           --           --           --         (4,184)    (4,184)
    Capital contributions................     --       --           --       10,189           --             --     10,189
    Exercise of stock options............     --       --           --          445           --             --        445
    Long-term incentive plan grants,
      cancellations and tax benefits.....      1       --           --        1,313           --             --      1,314
    Purchase of treasury stock...........     --       --       (5,490)          --           --             --     (5,490)
                                            ----      ---     --------    ---------      -------      ---------   --------
Balance at December 31, 1998.............    127       97      (32,796)    (146,826)      (1,479)       152,412    (28,465)
    Components of comprehensive income:
      Net income.........................     --       --           --           --           --         31,100     31,100
      Foreign currency translation (net
        of tax of $1,536)................     --       --           --           --       (2,347)            --     (2,347)
                                                                                                                  --------
    Comprehensive income.................                                                                           28,753
    Dividends (per share $.20)...........     --       --           --           --           --         (4,160)    (4,160)
    Capital contributions................     --       --           --        9,985           --             --      9,985
    Conversion of Class B Common stock to
      common stock.......................     57      (57)          --           --           --             --         --
    Long-term incentive plan grants,
      cancellations and tax benefits.....     --       --           --          790           --             --        790
    Purchase of treasury stock...........     --       --         (650)          --           --             --       (650)
    Spinoff adjustments..................    (15)      --       33,169      186,122        1,717       (170,843)    50,150
                                            ----      ---     --------    ---------      -------      ---------   --------
Balance at December 31, 1999.............    169       40         (277)      50,071       (2,109)         8,509     56,403
    Components of comprehensive income:
      Net income.........................     --       --           --           --           --         50,241     50,241
      Net unrealized loss on securities
        net of tax of $64)...............     --       --           --           --          (97)            --        (97)
      Foreign currency translation (net
        of tax of $4,559)................     --       --           --           --       (6,969)            --     (6,969)
                                                                                                                  --------
    Comprehensive income.................                                                                           43,175
    Dividends (per share $.20)...........     --       --           --           --           --         (5,005)    (5,005)
    Capital contributions................     --       --           --          879           --             --        879
    Rights offering......................     34        8           --       37,915           --             --     37,957
    Exercise of stock options............      1       --           --          291           --             --        292
    Long-term incentive plan grants,
      cancellations and tax benefits.....     --       --           --        1,392           --             --      1,392
    Purchase of treasury stock...........     --       --         (597)          --           --             --       (597)
    Digital acquisition (net of tax of
      $3,162)............................     --       --           --      (86,838)          --             --    (86,838)
                                            ----      ---     --------    ---------      -------      ---------   --------
Balance at December 31, 2000.............   $204      $48     $   (874)   $   3,710      $(9,175)     $  53,745   $ 47,658
                                            ----      ---     --------    ---------      -------      ---------   --------
                                            ----      ---     --------    ---------      -------      ---------   --------

        See the accompanying notes to consolidated financial statements.

                                  GENTEK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION

    GenTek Inc. ('GenTek' or the 'Company') was spun off from The General Chemical Group Inc. ('GCG') on April 30, 1999 (the 'Spinoff'). The Spinoff has been treated as a reverse spinoff for financial statement purposes because a greater proportion of the former assets and operations of GCG are held by GenTek. Accordingly, the financial position and results of operations of the industrial chemicals business that remained with GCG have been reflected as discontinued operations.

    On August 25, 2000, the Company acquired the Digital Communications Group ('Digital') of Prestolite Wire Corporation ('Prestolite') for $90,000 and reflected such payment as a reduction to paid in capital. As Prestolite is controlled by the controlling shareholder of GenTek, the transaction has been accounted for in a manner similar to a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Digital for all periods presented. Digital manufactures voice- and data-quality copper and fiber-optic cable for the telecommunications industry . Separate and combined results of GenTek and Digital are as follows:

                                                     GENTEK    DIGITAL   ADJUSTMENTS    COMBINED
                                                     ------    -------   -----------    --------
Six months ended June 30, 2000 (unaudited):
    Net revenues..................................  $657,997   $53,402     $(3,696)    $  707,703
    Net income....................................    28,749     2,033          --         30,782
Year ended December 31, 1999:
    Net revenues..................................  $964,354   $69,043     $  (472)    $1,032,925
    Extraordinary item............................     4,939        --          --          4,939
    Net income....................................    32,895    (1,795)         --         31,100
Year ended December 31, 1998:
    Net revenues..................................  $471,648   $63,190          --     $  534,838
    Extraordinary item............................     3,661        --          --          3,661
    Net income....................................    47,707    (4,310)         --         43,397

    Adjustments represent elimination of intercompany sales. There were no material adjustments to conform accounting policies.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The consolidated financial statements include the accounts of the Company and of all majority owned subsidiaries. Investments in affiliates in which ownership is at least 20 percent, but less than a majority voting interest, are accounted for using the equity method. Investments in less than 20 percent owned affiliates are accounted for using the cost method. Intercompany balances and transactions are eliminated in consolidation.

    All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

    Inventories are valued at the lower of cost or market, using the last-in, first-out ('LIFO') method for certain domestic production inventories and the first-in, first-out ('FIFO') or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

    Property, plant and equipment are carried at cost and are depreciated principally using the straight-line method. Estimated lives range from five to 35 years for buildings and leasehold improvements and one to 20 years for machinery and equipment.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period which ranges from five to 35 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. As of December 31, 2000 and 1999, goodwill is reflected net of accumulated amortization of $24,893 and $12,001 respectively.

    Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated.

    Revenue is recognized from product sales consistent with the related shipping terms, generally at the time products are shipped.

    Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development costs for the years ended December 31, 2000 and 1999, were $12,892 and $3,913, respectively.

    The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest swap agreements are recognized as increases or reductions in interest expense in the periods to which they relate.

    Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and, at December 31, 2000, $97 of unrealized losses on available-for-sale securities.

    In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133. This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The effect of the adoption of these pronouncements is a reduction of approximately $3.0 million ($4.9 million pre-tax) to other comprehensive income attributable to the net liability to be recorded for cash flow hedges.

    In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin No. 101 ('SAB 101'), Revenue Recognition in Financial Statements. SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in the fourth quarter of fiscal 2000 did not have any effect on the Company's financial position or results of operations.

    Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 3 -- DISCONTINUED OPERATIONS

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

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

operations. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the industrial chemicals business been operating as a stand-alone entity during the periods presented or expected to be incurred after the spinoff.

    The results from operations of the industrial chemicals business are reflected in the Statements of Operations as 'Income from discontinued operations' and are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                               ----       ----
Net revenues................................................  $98,893   $303,624
Cost of sales...............................................   86,542    244,493
Selling, general and administrative expense.................    5,071     16,634
                                                              -------   --------
Operating profit............................................    7,280     42,497
Interest expense............................................    3,521     11,747
Interest income.............................................      384        930
Other (income) expense, net.................................     (313)       971
                                                              -------   --------
Income before minority interest and income taxes............    4,456     30,709
Minority interest...........................................    2,932     16,666
                                                              -------   --------
Income before income taxes..................................    1,524     14,043
Income tax provision........................................      518      3,744
                                                              -------   --------
    Net income..............................................  $ 1,006   $ 10,299
                                                              -------   --------
                                                              -------   --------

NOTE 4 -- CAPITAL STOCK

    The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, of which 20,298,711 and 16,857,959 were outstanding at December 31, 2000 and 1999, respectively, and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis, of which 4,750,107 and 3,958,421 shares were outstanding at December 31, 2000 and 1999, respectively. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

    Prior to the Spinoff, a stockholder converted 5.8 million shares of GCG Class B Common Stock into an identical number of shares of GCG Common Stock. To effect the Spinoff, GCG issued shares of Common Stock and Class B Stock of GenTek and distributed them to the holders of GCG's stock on a one-for-one basis. Accordingly, the equity accounts have been reclassified to reflect the formation of GenTek and the issuance of its stock by recording the par value of the stock issued and reclassifying all other equity to paid in capital. The distribution of net liabilities of the industrial chemicals business has been recorded as a capital contribution of $50,150 to the Company.

    The Company's Preferred Stock, par value $.01 per share, consists of 10,000,000 authorized shares, none of which were outstanding at December 31, 2000 and 1999.

    On February 22, 2000, the Company issued 3,371,340 shares of Common Stock and 791,685 shares of Class B Common Stock in connection with the Company's rights offering. Pursuant to the rights offering, the holders of record of the Company's Common Stock and Class B Common Stock as of January 24, 2000 received, at no cost, 0.20 rights to purchase one share of Common Stock or Class B Common stock of the Company, as appropriate, for each share of such stock they held as of the record date. Each whole right entitled the holder to purchase one share of Common Stock or Class B Stock, as the case may be, at the price of $9.43 per share. The net proceeds to the Company from this issuance of Common Stock and Class B Common Stock were approximately $38,000.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 -- EARNINGS PER SHARE

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

    The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                              ----         ----         ----
    Basic earnings per common share:
        Weighted average common shares outstanding.......  24,670,854   20,952,915   21,048,240
                                                           ----------   ----------   ----------
    Diluted earnings per common share:
        Weighted average common shares outstanding.......  24,670,854   20,952,915   21,048,240
        Options and Restricted Units.....................     542,117      454,102      807,404
                                                           ----------   ----------   ----------
            Total........................................  25,212,971   21,407,017   21,855,644
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    Options to purchase 748,625, 1,653,800 and 398,500 shares of common stock were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

NOTE 6 -- ACQUISITIONS -- PURCHASE METHOD

    During the past three years, GenTek has made a number of acquisitions which have been recorded using the purchase method of accounting. Accordingly, the net assets and results of operations of the acquisitions have been included in the financial statements from their respective acquisition date. Goodwill is being amortized on a straight-line basis over periods ranging from five to 35 years.

    On February 6, 1998, the Company acquired all of the outstanding stock of Sandco Automotive Ltd. ('Sandco'), a manufacturer of engine parts for the North American automobile industry and its aftermarket. On April 1, 1998, the Company acquired for $83,936 all of the outstanding stock of Reheis Inc. ('Reheis'), a leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids, as well as a supplier of pharmaceutical intermediates and other products. On February 23, 1999, the Company acquired for $58,020 through a cash tender offer, Defiance Inc. ('Defiance'), a manufacturer of specialty antifriction bearings for the transportation industry and a provider of vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. On April 6, 1999, the Company acquired for approximately $220,000 Noma Industries Limited ('Noma'), a leading North American producer of insulated wire and wire-related products for the automotive, appliance and electronic industries. On August 20, 1999, the Company acquired for approximately $222,000, including approximately $63,000 in assumed debt, Berlin-based Krone AG ('Krone') from Jenoptik AG. Krone is a leading global supplier of connector and distribution technology for telecommunications and data networks. In addition, during the third quarter of 1999 the Company made two small acquisitions (Structural Kinematics, a leading provider of testing and engineering services to the automotive, truck and agricultural equipment industries, and the business of Pacific Pac International Inc. ('Pacific Pac'), a supplier of ultrahigh-purity solvents to the electronics industry). The following unaudited pro forma information has been prepared for comparative purposes and is not necessarily indicative of what would have occurred had the acquisitions occurred on such date or of results which may occur in the future. Had the 1999 acquisitions occurred as of January 1, 1999, net sales would have been $1,337,000, income before extraordinary items would have

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

been $34,101 ($1.59 per share) and net income would have been $29,162 ($1.36 per share) for the year ended December 31, 1999.

    On May 10, 2000, the Company acquired the shares of Fini Enterprises, Inc., a manufacturer of ferric sulfate. On May 31, 2000, the Company acquired approximately 85 percent (81 percent on a fully diluted basis) of the outstanding stock of CON-X Corporation for approximately $18,000. CON-X is an emerging leader in the development of remote automated cross-connect systems for testing, provisioning and managing network connections for digital subscriber line (DSL) and other broadband services. During the third quarter, the Company received a definitive appraisal of the tangible and intangible assets acquired, including in-process research and development. Accordingly, the Company recorded a non-cash charge of $5,800 as this technology had not yet reached technological feasibility and had no future alternative use. The value assigned to purchased in-process research and development was determined by employment of a discounted cash flow model. The estimated cash flows span a 12-year period. These net cash flows were discounted back to their present value using a risk adjusted discount rate of 60 percent. If these projects are not successfully developed, the value of other intangible assets acquired may become impaired. The remaining purchase price was allocated to tangible and intangible assets, including goodwill and existing technology, less liabilities assumed. Management believes that the assumptions used in the valuation of purchased in-process technology reasonably estimate the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods. On August 25, 2000, the Company acquired certain assets of Vigilant Networks Inc. from LeCroy Corporation. Vigilant designs and develops diagnostic equipment used to monitor communications network activity, performance and throughput. The allocations of purchase price for the 2000 acquisitions were based on information available to the Company which is subject to change as such information is finalized. The pro forma impact of these acquisitions in the aggregate is not material.

NOTE 7 -- INCOME TAXES

    Income from continuing operations before income taxes is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                    ----      ----      ----
United States....................................  $28,759   $42,149   $29,840
Foreign..........................................   60,068    27,047     3,163
                                                   -------   -------   -------
    Total........................................  $88,827   $69,196   $33,003
                                                   -------   -------   -------
                                                   -------   -------   -------

    The components of the income tax provision are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                    ----      ----      ----
United States:
    Current......................................  $13,203   $23,128   $(3,532)
    Deferred.....................................    4,515    (5,223)   (3,776)
Foreign:
    Current......................................    9,391    11,911       911
    Deferred.....................................    9,453       960       (18)
State:
    Current......................................      886     4,133     3,470
    Deferred.....................................    1,138      (746)     (811)
                                                   -------   -------   -------
        Total....................................  $38,586   $34,163   $(3,756)
                                                   -------   -------   -------
                                                   -------   -------   -------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    A summary of the components of deferred tax assets and liabilities is as follows:

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                         2000             1999
                                                                         ----             ----
            Net operating loss carry forwards........................  $ 16,523         $ 44,117
            Postretirement benefits..................................    30,299           25,393
            Nondeductible accruals...................................    59,404           54,860
            Foreign operations.......................................     1,342               --
            Deferred tax on comprehensive income.....................     6,003            1,380
            Other....................................................    13,681            7,103
                                                                       --------         --------
                Deferred tax assets..................................   127,252          132,853
                                                                       --------         --------
            Property, plant and equipment............................    75,486           56,536
            Inventory................................................        --            2,822
            Other....................................................     1,258              889
                                                                       --------         --------
                Deferred tax liabilities.............................    76,744           60,247
            Valuation allowance......................................     1,342               --
                                                                       --------         --------
                  Net deferred tax assets............................  $ 49,166         $ 72,606
                                                                       --------         --------
                                                                       --------         --------

    The Company has a deferred tax asset of $1,342 related to foreign tax credits, for which a full valuation allowance has been provided at December 31, 2000. Net operating loss carryforwards in the United States expire through 2013. Net operating loss carryfowards in Germany do not expire.

    The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                                     YEARS ENDED DECEMBER 31,
                                                                    --------------------------
                                                                    2000      1999       1998
                                                                    ----      ----       ----
      U.S. federal statutory rate.................................  35.0%     35.0%      35.0%
      State income taxes, net of federal benefit..................   1.8       3.2        5.1
      Tax effect of foreign operations............................   3.8       8.1       (8.9)
      Reversal of provision for disputed items....................    --        --      (49.8)
      Income from S-Corporations not subject to income tax........  (3.0)       .9        4.6
      Non-deductible goodwill.....................................   1.9       2.1        2.3
      Revaluation of deferred taxes...............................   3.2        --         --
      Other.......................................................    .7        .1         .3
                                                                    ----      ----      -----
      Total.......................................................  43.4%     49.4%     (11.4)%
                                                                    ----      ----      -----
                                                                    ----      ----      -----

    Prior to its acquisition, Digital was a division of Prestolite, which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision (benefit) that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition, was $40,759, $33,445 and $(5,480) for the years ended December 31, 2000, 1999 and
1998, respectively.

    On July 14, 2000, legislation was enacted in Germany reducing income tax rates beginning January 1, 2001. Accordingly, the Company recorded a charge of $2,800 to income tax expense reflecting the revaluation of deferred tax assets at the new, lower effective tax rates.

    In connection with the Spinoff, GenTek entered into a tax sharing agreement with GCG which requires GenTek to indemnify and hold harmless GCG for consolidated tax liabilities attributable to periods before the Spinoff.

    The IRS examinations of the Company's federal income tax returns for 1990 and 1991 resulted in the issuance of a deficiency notice during 1995. The Company filed an administrative appeal with the

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

IRS in 1995 contesting the items denoted in the deficiency notice. During 1998 the Company entered into a settlement agreement with the IRS settling all items denoted in the original deficiency notice. The settlement agreement binds the IRS for all years subsequent to 1989 on the items denoted in the original deficiency notice. In 1998, the Company recorded an income tax benefit of $19,527 in connection with the reversal of amounts previously accrued in connection with the deficiency notice settlement agreement.

NOTE 8 -- PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

    The Company also sponsors a defined contribution pension plan covering substantially all of the employees of Digital. The Company's contributions are based upon a formula utilizing an employee's credited service and average annual salary. Employees become 100 percent vested after five years of service. The Company's cost to provide this benefit was $320, $276 and $235 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company also maintains several plans providing postretirement benefits other than pensions covering certain hourly and salaried employees. The Company funds these benefits on a pay-as-you-go basis.

    Following the Spinoff, GCG and GenTek assumed responsibility for pension and other postretirement benefits for retirees whose last work assignment was with each of their respective businesses and the active employees of each of their respective businesses. Separate defined benefit plans have been established for both companies, with assets included in trusts under qualified pension plans being divided between the trusts. Each domestic plan received the legally required funding as specified under the Employee Retirement Income Security Act of 1974 and foreign plans received funding as specified under the applicable statutory requirements. GenTek's net periodic benefit cost for pension and other postretirement benefits disclosed below includes amounts related to the Industrial Chemicals Business. Periodic benefit cost of $1,948 and $5,400 for 1999 and 1998, respectively, has been allocated to the industrial chemicals business and is included in 'Discontinued Operations' in the Statement of Operations.

                                                                                  OTHER
                                              PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                          YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,
                                       ------------------------------   --------------------------
                                         2000       1999       1998      2000     1999      1998
UNITED STATES:                           ----       ----       ----      ----     ----      ----
Components of net periodic benefit
  cost:
    Service cost.....................  $  4,179   $  4,942   $  5,645   $  908   $ 1,248   $ 1,584
    Interest cost....................    11,355     12,489     14,935    3,047     3,265     4,062
    Expected return on plan assets...   (12,926)   (14,013)   (15,156)      --        --        --
    Amortization of net
      Prior service cost.............       263        379        910     (739)   (1,046)   (1,604)
      (Gain)/loss....................      (258)        16         10     (640)     (392)     (636)
                                       --------   --------   --------   ------   -------   -------
    Net periodic benefit cost........  $  2,613   $  3,813   $  6,344   $2,576   $ 3,075   $ 3,406
                                       --------   --------   --------   ------   -------   -------
                                       --------   --------   --------   ------   -------   -------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     PENSION BENEFITS      OTHER POSTRETIREMENT
                                                       DECEMBER 31,        BENEFITS DECEMBER 31,
                                                    -------------------   -----------------------
                                                      2000       1999       2000           1999
                                                      ----       ----       ----           ----
Change in benefit obligation:
    Benefit obligation at prior measurement
      date........................................  $156,186   $236,901   $ 41,702       $ 59,411
    Service cost..................................     4,179      4,942        908          1,248
    Interest cost.................................    11,355     12,489      3,047          3,265
    Actuarial (Gain)/Loss.........................     2,028    (19,882)       461         (4,351)
    Benefits paid.................................    (9,887)   (10,242)    (2,753)        (2,593)
    Spinoff.......................................        --    (73,075)        --        (15,278)
    Business combinations.........................        --      5,053         --             --
    Plan amendments...............................       328         --         --             --
                                                    --------   --------   --------       --------
    Benefit obligation at measurement date........  $164,189   $156,186   $ 43,365       $ 41,702
                                                    --------   --------   --------       --------
                                                    --------   --------   --------       --------
Change in plan assets:
    Fair value of assets at prior measurement
      date........................................  $162,003   $203,988   $     --       $     --
    Actual return on plan assets..................    15,959     29,472         --             --
    Employer contributions........................     1,387      2,115      2,753          2,593
    Benefits paid.................................    (9,887)   (10,242)    (2,753)        (2,593)
    Spinoff.......................................        --    (68,733)        --             --
    Business combinations.........................        --      5,403         --             --
                                                    --------   --------   --------       --------
    Fair value of assets at measurement date......  $169,462   $162,003   $     --       $     --
                                                    --------   --------   --------       --------
                                                    --------   --------   --------       --------
Reconciliation of funded status:
    Funded status.................................  $  5,273   $  5,817   $(43,365)      $(41,702)
    Unrecognized net:
        Prior service cost........................       887        820     (2,865)        (3,604)
        (Gain)....................................   (27,234)   (26,885)    (8,116)        (9,217)
                                                    --------   --------   --------       --------
    Net amount recognized.........................  $(21,074)  $(20,248)  $(54,346)      $(54,523)
                                                    --------   --------   --------       --------
                                                    --------   --------   --------       --------

    The assumptions used in accounting for the plans were:

                                                               2000              1999              1998
                                                               ----              ----              ----
Discount rate.............................................        7 1/2%            7 1/2%            6 3/4%
Long-term rate of return on assets........................            9%                9%                9%
Average rate of increase in employee compensation.........            5%                5%                5%

    The assumption used in accounting for the medical plans in 2000 and 1999 was a 7 1/2 percent health care cost trend rate. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $1,820 at year-end 2000 and the net periodic cost by $119 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $1,998 at year-end 2000 and the net periodic cost by $130 for the year.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The dates used to measure plan assets and liabilities were October 31, 2000 and 1999 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                                                                                              OTHER
                                                                                          POSTRETIREMENT
                                                                                             BENEFITS
                                                        PENSION BENEFITS                   YEARS ENDED
                                                    YEARS ENDED DECEMBER 31,               DECEMBER 31,
                                                   ---------------------------      --------------------------
                                                    2000      1999      1998        2000       1999       1998
FOREIGN:                                            ----      ----      ----        ----       ----       ----
Components of net periodic benefit cost:
    Service cost.................................  $   587   $   903   $ 1,463      $ 13      $  118     $  332
    Interest cost................................    2,817     2,410     3,789        66         345      1,014
    Expected return on plan assets...............   (1,087)   (2,064)   (4,881)       --          --         --
    Amortization of net:
        Prior service cost.......................        6        32        84        --          --         --
        Loss.....................................      355       157       458        --          --         --
                                                   -------   -------   -------      ----      ------     ------
Net periodic benefit cost........................  $ 2,678   $ 1,438   $   913      $ 79      $  463     $1,346
                                                   -------   -------   -------      ----      ------     ------
                                                   -------   -------   -------      ----      ------     ------

                                                                            OTHER POSTRETIREMENT
                                                       PENSION BENEFITS           BENEFITS
                                                         DECEMBER 31,            DECEMBER 31,
                                                      -------------------   --------------------
                                                        2000       1999      2000        1999
                                                        ----       ----      ----        ----
Change in benefit obligation:
    Benefit obligation at prior measurement date...   $ 47,298   $ 59,605    $ 863     $ 13,690
    Service cost...................................        587        903       13          118
    Employee contributions.........................         54         23       --           --
    Interest cost..................................      2,817      2,410       66          345
    Actuarial (gain)/loss..........................        698     (1,525)      (3)         256
    Foreign currency translation...................     (1,353)      (701)     (28)         238
    Benefits paid..................................     (2,420)    (2,504)     (27)        (143)
    Spinoff........................................         --    (55,305)      --      (13,641)
    Business combinations..........................         --     44,392       --           --
    Divestitures...................................        (39)        --       --           --
                                                      --------   --------    -----     --------
    Benefit obligation at measurement date.........   $ 47,642   $ 47,298    $ 884     $    863
                                                      --------   --------    -----     --------
                                                      --------   --------    -----     --------
Change in plan assets
    Fair value of assets at prior measurement
      date.........................................   $  7,192   $ 62,805    $  --     $     --
    Actual return on plan assets...................      1,388      4,811       --           --
    Employer contributions.........................      2,193      1,044       27          143
    Employee contributions.........................         54         23       --           --
    Foreign currency translation...................      1,256      1,449       --           --
    Benefits paid..................................     (2,420)    (2,504)     (27)        (143)
    Spinoff........................................         --    (62,568)      --           --
    Business combinations..........................         --      2,132       --           --
                                                      --------   --------    -----     --------
    Fair value of assets at measurement date.......   $  9,663   $  7,192    $  --     $     --
                                                      --------   --------    -----     --------
                                                      --------   --------    -----     --------
Reconciliation of funded status
    Funded status..................................   $(37,979)  $(40,106)   $(884)    $   (863)
    Unrecognized net:
        Prior service cost.........................         34         44       --           --
        (Gain)/Loss................................      2,259      1,104      (27)          (7)
                                                      --------   --------    -----     --------
    Net amount recognized..........................   $(35,686)  $(38,958)   $(911)    $   (870)
                                                      --------   --------    -----     --------
                                                      --------   --------    -----     --------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The assumptions used in accounting for the plans were:

                                                                    2000                        1999                1998
                                                                    ----                        ----                ----
Estimated discount rate................................        5 3/4 - 7 1/2%              5 3/4 - 7 1/2%          6 3/4%
Estimated long-term rate of return on assets...........              9%                          9%                  9%
Average rate of increase in employee compensation......          5 - 5 1/4%                  5 - 5 1/4%            5 1/4%

    The assumption used in accounting for the medical plans in 2000 and 1999 was an 8.4 percent health care cost trend rate (decreasing to 6 percent in the year 2004 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $169 at year-end 2000 and the net periodic cost by $22 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $206 at year-end 2000 and the net periodic cost by $17 for the year.

    The dates used to measure plan assets and liabilities were October 31, 2000 and 1999 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

    Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000 are as follows:

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
  2001......................................................  $15,170
  2002......................................................   12,084
  2003......................................................    8,546
  2004......................................................    6,672
  2005......................................................    5,484
  thereafter................................................   18,720
                                                              -------
                                                              $66,676
                                                              -------
                                                              -------

    Rental expense for the years ended December 31, 2000, 1999 and 1998 was $18,938, $19,431 and $5,769, respectively.

ENVIRONMENTAL MATTERS

    Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $35,047 and $33,594 at December 31, 2000 and 1999, respectively. These amounts do not include third-party recoveries nor have they been discounted.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONTINGENCIES

    The Company is involved in various claims, litigation, administrative proceedings and investigations. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information that any such liability will have no material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 -- RELATED PARTY TRANSACTIONS

ALLOCATIONS

    Prior to its acquisition, Digital was a division of Prestolite Wire Corporation. Prestolite provided certain services to Digital such as accounting, legal, human resources, information technology and other corporate services. The accompanying statements of operations include allocations of $2,292, $4,111 and $4,518 for the years 2000, 1999 and 1998, respectively. Interest expense of $3,518, $4,476 and $3,539 for the years 2000, 1999 and 1998, respectively, has been charged to Digital based on a net assets basis utilizing Prestolite's effective interest rate and the cash flows of Digital. These allocations were made consistently in each period, and management believes the allocations are reasonable. However, such allocations are not necessarily indicative of the level of expenses that might have been incurred had Digital been operating as a stand-alone entity or which might be expected to be incurred as part of GenTek.

MANAGEMENT AGREEMENT

    The Company is party to a management agreement with Latona Associates Inc. ('Latona'), which is controlled by a stockholder of the Company, under which the Company receives corporate supervisory and administrative services and strategic guidance. Prior to the Spinoff, Latona provided these services to GenTek's businesses pursuant to a substantially similar agreement with GCG. The Company was charged $4,655, $4,743 and $4,780 for the years 2000, 1999 and 1998, respectively. In addition, the Company paid $600 and $3,600 in connection with acquisitions during 2000 and 1999, respectively.

TRANSITION SUPPORT AGREEMENT

    GenTek provides GCG with certain administrative services pursuant to a transition support agreement entered into in connection with the Spinoff. For the years ended December 31, 2000 and 1999, GenTek charged GCG $1,692 and $2,474, respectively, related to this agreement.

OTHER TRANSACTIONS

    GCG supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 2000, 1999 and 1998, purchases from GCG amounted to $4,389, $14,696 and $5,336, respectively.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- ADDITIONAL FINANCIAL INFORMATION

    The following are summaries of selected balance sheet items:

    RECEIVABLES

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                            ----       ----
    Trade...............................................  $231,625   $221,091
    Other...............................................     7,708      1,079
    Allowance for doubtful accounts.....................    (8,350)    (7,348)
                                                          --------   --------
                                                          $230,983   $214,822
                                                          --------   --------
                                                          --------   --------

    INVENTORIES

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                            ----       ----
    Raw materials.......................................  $ 62,151   $ 54,189
    Work in process.....................................    23,654     19,806
    Finished products...................................    56,632     47,093
    Supplies and containers.............................     4,723      4,209
                                                          --------   --------
                                                          $147,160   $125,297
                                                          --------   --------
                                                          --------   --------

    Inventories valued at LIFO amounted to $28,888 and $25,905 at December 31, 2000 and 1999, respectively, which were below estimated replacement cost by $141 and $116, respectively. The impact of LIFO liquidations in 2000, 1999 and 1998 was not significant.

    PROPERTY, PLANT AND EQUIPMENT

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        1999
                                                          ----        ----
    Land and improvements.............................  $  39,923   $  33,292
    Machinery and equipment...........................    469,618     382,168
    Buildings and leasehold improvements..............     83,231      76,090
    Construction in progress..........................     51,247      35,025
                                                        ---------   ---------
                                                          644,019     526,575
    Less accumulated depreciation and amortization....   (184,413)   (140,401)
                                                        ---------   ---------
                                                        $ 459,606   $ 386,174
                                                        ---------   ---------
                                                        ---------   ---------

    ACCRUED LIABILITIES

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                            ----       ----
    Wages, salaries and benefits........................  $ 38,016   $ 34,006
    Interest............................................    13,728     12,564
    Income taxes........................................     6,455     10,364
    Taxes, other than income taxes......................     5,956      7,884
    Other...............................................    70,817     92,726
                                                          --------   --------
                                                          $134,972   $157,544
                                                          --------   --------
                                                          --------   --------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                     DECEMBER   DECEMBER
                                                       MATURITIES      2000       1999
                                                       ----------      ----       ----
Bank Term Loans -- floating rates...................    2000-2007    $495,375   $249,250
Revolving Credit Facility -- floating rate..........      2005         94,000    220,000
Senior Subordinated Notes -- 11%....................      2009        200,000    200,000
Other debt -- floating rate.........................                   29,437     54,865
                                                                     --------   --------
    Total Debt......................................                  818,812    724,115
    Less: Current Portion...........................                   25,562     18,758
                                                                     --------   --------
    Net Long-Term Debt..............................                 $793,250   $705,357
                                                                     --------   --------
                                                                     --------   --------

    Aggregate maturities of long-term debt for each of the years in the five-year period ending December 31, 2005 are $25,562, $19,003, $39,948, $63,931
and $135,419, respectively.

    On April 30, 1999, the Company entered into a new credit facility with a syndicate of banks and other financial institutions. The proceeds were used to repay outstanding borrowings of GCG under its existing credit facilities prior to the Spinoff, resulting in an extraordinary loss from the extinguishment of debt of $4,939, net of a tax benefit of $3,231. On August 9, 2000, the Company entered into a restated and amended credit agreement, which provides for $500,000 in term loans and a $300,000 Revolving Credit Facility, which includes letters of credit up to $50,000. The unused letter of credit balance was $21,758 and $39,835 at December 31, 2000 and 1999, respectively. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate. The rate in effect for the Revolving Credit Facility at December 31, 2000 and 1999 was 8.4 percent and 7.8 percent, respectively. The weighted average rate in effect for the term loans at December 31, 2000 and 1999 was 8.9 percent and 8.3 percent, respectively. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of the Company's foreign subsidiaries.

    On August 9, 1999, the Company issued $200,000 of 11% Senior Subordinated Notes due 2009. Net proceeds of the offering of $193,000 were used to repay a portion of the borrowings outstanding under the Company's Revolving Credit Facility. On November 17, 1999, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to exchange these notes for new notes, which have terms that are identical to the terms of the old notes except that the new notes are registered under the Securities Act of 1933 and therefore do not contain restrictions on transfer and do not contain provisions relating to additional interest. The exchange was completed on January 19, 2000.

    Commitment fees paid for the Company's credit facilities were $556, $231 and $446 for 2000, 1999 and 1998, respectively.

NOTE 13 -- STOCK INCENTIVE PLANS

    The Company has several long-term incentive plans pursuant to which stock options and other equity-related incentive awards may be granted to officers, non-employee directors and other key people. Stock options generally are granted with an exercise price equal to the market price on the day the option is granted, vest over three years and have a maximum term of 10 years. Restricted units, which represent common stock to be issued to the participant upon vesting, vest over five years for employees and four years for non-employee directors. Compensation cost recorded for stock-based compensation under those plans was $1,392, $760 and $1,309 for the years ended December 2000, 1999 and 1998, respectively. As of December 31, 2000, the total number of shares authorized for grants under these plans was approximately 5,000,000, with approximately 1,300,000 shares available for grant.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Effective as of the date of the Spinoff, holders of outstanding GCG equity-related awards received similar awards with respect to GenTek stock. The awards were adjusted to preserve the total economic value of the awards that existed prior to the Spinoff.

    Information with respect to all stock options is summarized below:

                                      2000                         1999                         1998
                           --------------------------   --------------------------   --------------------------
                                          WEIGHTED                     WEIGHTED                     WEIGHTED
                                          AVERAGE                      AVERAGE                      AVERAGE
                            SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                            ------     --------------    ------     --------------    ------     --------------
Outstanding at beginning
  of year................  1,933,800       $13.66       1,679,500       $14.51       1,341,200       $13.50
Options granted..........  1,221,000        10.27         310,000         9.96         398,500        17.77
Options exercised........     22,000        13.29              --           --          25,200        13.23
Options cancelled........     32,100        14.18          55,700        18.84          35,000        13.66
                           ---------                    ---------                    ---------
Outstanding at end of
  year...................  3,100,700       $12.32       1,933,800       $13.66       1,679,500       $14.51
                           ---------                    ---------                    ---------
                           ---------                    ---------                    ---------
Exercisable at end of
  year...................    739,400       $14.20         430,650       $14.74         218,300       $14.04

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                   OUTSTANDING                           EXERCISABLE
                                  ---------------------------------------------   --------------------------
                                              WEIGHTED AVERAGE
                                                 REMAINING          WEIGHTED                     WEIGHTED
                                  NUMBER OF     CONTRACTUAL         AVERAGE       NUMBER OF      AVERAGE
 RANGE OF EXERCISE PRICES          OPTIONS          LIFE         EXERCISE PRICE    OPTIONS    EXERCISE PRICE
 ------------------------          -------          ----         --------------    -------    --------------
$ 7.81 - $10.00............       1,168,000          8.9             $ 9.56          96,500       $ 9.55
$10.00 - $15.00............       1,548,000          9.1             $12.98         396,000       $12.93
$15.00 - $18.73............         384,700          7.1             $18.04         246,900       $18.06
                                  ---------                                       ---------
                                  3,100,700                                         739,400
                                  ---------                                       ---------
                                  ---------                                       ---------

    The Company applies APB 25 in accounting for its stock plans. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                            2000      1999      1998
                                                            ----      ----      ----
Net income...............................................  $47,681   $29,969   $41,547
Earnings per share -- basic..............................     1.93      1.43      1.97
Earnings per share -- diluted............................     1.89      1.40      1.90

    For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                              2000    1999    1998
                                                              ----    ----    ----
Dividend yield..............................................    2.0%    1.5%    1.5%
Expected volatility.........................................     57%     46%     42%
Risk-free interest rate.....................................    6.4%    6.6%    4.6%
Expected holding period (in years)..........................      6       6       6
Weighted average fair value.................................  $5.29   $6.42   $8.20

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- FINANCIAL INSTRUMENTS

INVESTMENTS

    As of December 31, 2000, the Company held $4,207 of marketable equity securities classified as available-for-sale, which includes gross unrealized gains of $254 and gross unrealized losses of $415. During 2000, proceeds from the sale of available-for-sale securities were $4,140, resulting in realized gains of $1,893, determined on the specific identification method.

SWAP AGREEMENTS

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

                                                                           INTEREST RATE
                                                NOTIONAL                -------------------
                 DECEMBER 31,                    AMOUNT    MATURITIES   RECEIVE(1)   PAY(2)
                 ------------                    ------    ----------   ----------   ------
2000..........................................  $178,750   2002-2006       6.5%       6.8%
1999..........................................  $ 80,000   2002-2006       6.2%       6.1%

- ---------

(1) Three-month LIBOR.

(2) Represents the weighted average rate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments are as follows:

                                               DECEMBER 31, 2000     DECEMBER 31, 1999
                                              -------------------   -------------------
                                              CARRYING     FAIR     CARRYING     FAIR
                                               AMOUNT     VALUE      AMOUNT     VALUE
                                               ------     -----      ------     -----
Marketable equity securities................  $  4,207   $  4,207   $     --   $     --
Long-term debt..............................  $818,812   $818,812   $724,115   $730,115
Unrealized gain (loss) on swap agreements...  $     --   $ (4,907)  $     --   $  2,857

    The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's investments in marketable equity securities is based on quoted market prices. The fair value of the Company's long-term debt was based on quoted market prices for publicly traded notes and discounted cash flow analyses on its nontraded debt. The fair value of the Company's interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the swap agreements based upon quoted market prices as provided by financial institutions which are counterparties to the swap agreements.

NOTE 15 -- GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

    GenTek operates through three primary business segments: communications, manufacturing and performance products. The business segments were determined based on several factors including products and services provided and markets served. Each segment is managed separately. The communications segment is a global provider of services, systems and products that manage and

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

optimize the throughput performance of local area and wide area data and communications networks to the public network and premises (non-public) markets. The manufacturing segment provides a broad range of engineered components and services to the automotive, appliance and electronic and industrial markets. The performance products segment manufactures a broad range of products and services to four principal markets: pharmaceutical and personal care, environmental services, chemical processing and technology. During 2000, the Company transferred its Printing Developments Inc. subsidiary from the performance products segment to the communications segment. Accordingly, the segment information has been restated to conform to the current operating structure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

    Industry segment information for continuing operations is summarized as follows:

                                          TOTAL REVENUES                   OPERATING PROFIT
                                ----------------------------------   -----------------------------
                                   2000         1999        1998       2000       1999      1998
                                   ----         ----        ----       ----       ----      ----
Performance Products..........  $  353,125   $  341,899   $316,214   $ 40,024   $ 32,138   $19,078
Manufacturing.................     553,262      450,625    128,132     64,206     67,831    30,649
Communications................     507,800      240,401     90,492     59,851     27,425     5,862
                                ----------   ----------   --------   --------   --------   -------
        Total Segments........   1,414,187    1,032,925    534,838    164,081    127,394    55,589
Eliminations and other
  corporate expenses..........          --           --         --     (4,790)   (12,307)   (4,639)
                                ----------   ----------   --------   --------   --------   -------
Consolidated..................  $1,414,187   $1,032,925   $534,838    159,291   $115,087   $50,950
                                ----------   ----------   --------   --------   --------   -------
                                ----------   ----------   --------   --------   --------   -------
Interest expense..............                                         74,948     45,979    18,163
Other income, net.............                                         (4,484)       (88)     (216)
                                                                     --------   --------   -------
Consolidated income from
  continuing operations before
  income taxes and
  extraordinary item..........                                       $ 88,827   $ 69,196   $33,003
                                                                     --------   --------   -------
                                                                     --------   --------   -------

                                       CAPITAL EXPENDITURES          DEPRECIATION AND AMORTIZATION
                                ----------------------------------   -----------------------------
                                   2000         1999        1998       2000       1999      1998
                                   ----         ----        ----       ----       ----      ----
Performance Products..........  $   20,023   $   19,519   $ 22,199   $ 23,346   $ 20,395   $18,370
Manufacturing.................      16,376       12,458      9,477     23,115     19,088     3,302
Communications................      44,899       15,346     10,285     22,512     14,739     3,842
                                ----------   ----------   --------   --------   --------   -------
Consolidated..................  $   81,298   $   47,323   $ 41,961   $ 68,973   $ 54,222   $25,514
                                ----------   ----------   --------   --------   --------   -------
                                ----------   ----------   --------   --------   --------   -------

                                                                IDENTIFIABLE ASSETS
                                                              -----------------------
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
Performance Products........................................  $  338,845   $  343,602
Manufacturing(1)............................................     475,103      467,886
Communications..............................................     511,222      428,612
Corporate...................................................      25,552       14,766
                                                              ----------   ----------
Consolidated................................................  $1,350,722   $1,254,886
                                                              ----------   ----------
                                                              ----------   ----------

- ---------

(1) Includes equity method investments of $22,136 and $7,833, respectively.

    Geographic area information for continuing operations is summarized as follows:

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                EXTERNAL REVENUES(1)          LONG-LIVED ASSETS(2)
                                         ----------------------------------   ---------------------
                                            2000         1999        1998       2000        1999
                                            ----         ----        ----       ----        ----
United States..........................  $  951,608   $  776,832   $479,304   $501,894    $408,451
Foreign................................     462,579      256,093     55,534    395,673     393,273
                                         ----------   ----------   --------   --------    --------
Consolidated...........................  $1,414,187   $1,032,925   $534,838   $897,567    $801,724
                                         ----------   ----------   --------   --------    --------
                                         ----------   ----------   --------   --------    --------

- ---------

(1) Revenues are attributed to geographic areas based on the locations of customers.

(2) Represents all non-current assets except deferred tax assets and financial instruments.

NOTE 16 -- SUMMARIZED FINANCIAL INFORMATION

    The Company's Senior Subordinated Notes due 2009 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly owned, domestic subsidiaries ('Subsidiary Guarantors'). The non-guarantor subsidiaries are foreign or are part of the Industrial Chemicals Business, which are no longer part of GenTek as a result of the Spinoff.

    The following condensed consolidating financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000

                                                                    NON-
                                                   SUBSIDIARY    GUARANTOR
                                         PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         ------    ----------   ------------   ------------   ------------
Net revenues...........................  $    --    $901,743      $554,593       $(42,149)     $1,414,187
Cost of sales..........................       --     687,025       391,487        (42,149)      1,036,363
Selling, general and administrative
  expense..............................    2,298     127,891        88,344             --         218,533
                                         -------    --------      --------       --------      ----------
    Operating profit...................   (2,298)     86,827        74,762             --         159,291
Interest expense.......................   53,278      58,678        19,574        (56,582)         74,948
Other (income) expense, net............  (52,896)     (8,801)          631         56,582          (4,484)
                                         -------    --------      --------       --------      ----------
    Income from continuing operations
      before income taxes and
      extraordinary item...............   (2,680)     36,950        54,557             --          88,827
Income tax provision (benefit).........   (1,072)     20,662        18,996             --          38,586
Equity in income from subsidiaries.....   51,849      35,561            --        (87,410)             --
                                         -------    --------      --------       --------      ----------
    Net income.........................  $50,241    $ 51,849      $ 35,561       $(87,410)     $   50,241
                                         -------    --------      --------       --------      ----------
                                         -------    --------      --------       --------      ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ------    ----------   ------------   ------------   ------------
Net revenues.........................  $     --    $722,681      $332,737       $(22,493)     $1,032,925
Cost of sales........................        --     555,237       241,129        (22,493)        773,873
Selling, general and administrative
  expense............................     8,139      89,756        46,070             --         143,965
                                       --------    --------      --------       --------      ----------
    Operating profit.................    (8,139)     77,688        45,538             --         115,087
Interest expense.....................    32,276      23,221        14,412        (23,930)         45,979
Other (income) expense, net..........   (31,744)      5,030         2,696         23,930             (88)
                                       --------    --------      --------       --------      ----------
    Income from continuing operations
      before income taxes and
      extraordinary item.............    (8,671)     49,437        28,430             --          69,196
Income tax provision (benefit).......    (3,463)     24,092        13,534             --          34,163
Equity in income from subsidiaries...    41,247      15,902            --        (57,149)             --
                                       --------    --------      --------       --------      ----------
    Income from continuing operations
      before extraordinary item......    36,039      41,247        14,896        (57,149)         35,033
Income from discontinued operations
  (net of tax).......................        --          --         1,006             --           1,006
                                       --------    --------      --------       --------      ----------
    Income before extraordinary
      item...........................    36,039      41,247        15,902        (57,149)         36,039
Extraordinary item (net of tax)......     4,939          --            --             --           4,939
                                       --------    --------      --------       --------      ----------
    Net income.......................  $ 31,100    $ 41,247      $ 15,902       $(57,149)     $   31,100
                                       --------    --------      --------       --------      ----------
                                       --------    --------      --------       --------      ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ------    ----------   ------------   ------------   ------------
Net revenues..........................  $    --    $498,731      $36,107        $     --      $  534,838
Cost of sales.........................       --     377,836       28,245              --         406,081
Selling, general and administrative
  expense.............................    2,758      71,856        3,193              --          77,807
                                        -------    --------      -------        --------      ----------
    Operating profit..................   (2,758)     49,039        4,669              --          50,950
Interest expense......................      455      17,329          379              --          18,163
Other (income) expense, net...........       30        (208)         (38)             --            (216)
                                        -------    --------      -------        --------      ----------
    Income from continuing operations
      before income taxes and
      extraordinary item..............   (3,243)     31,918        4,328              --          33,003
Income tax provision (benefit)........   (1,469)     (3,599)       1,312              --          (3,756)
Equity in income from subsidiaries....   45,171      13,315           --         (58,486)             --
                                        -------    --------      -------        --------      ----------
    Income from continuing operations
      before extraordinary item.......   43,397      48,832        3,016         (58,486)         36,759
Income from discontinued operations
  (net of tax)........................       --          --       10,299              --          10,299
                                        -------    --------      -------        --------      ----------
    Income before extraordinary
      item............................   43,397      48,832       13,315         (58,486)         47,058
Extraordinary item (net of tax).......       --       3,661           --              --           3,661
                                        -------    --------      -------        --------      ----------
    Net income........................  $43,397    $ 45,171      $13,315        $(58,486)     $   43,397
                                        -------    --------      -------        --------      ----------
                                        -------    --------      -------        --------      ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ------    ----------   ------------   ------------   ------------
Current assets:
    Cash and cash equivalents........  $     --    $ (4,889)     $  9,348      $      --      $    4,459
    Receivables, net.................        --     131,775        99,208             --         230,983
    Inventories......................        --      89,471        57,689             --         147,160
    Other current assets.............       186      21,630        18,217             --          40,033
                                       --------    --------      --------      ---------      ----------
    Total current assets.............       186     237,987       184,462             --         422,635
Property, plant and equipment, net...        --     319,374       140,232             --         459,606
Goodwill, net of amortization........        --     126,505       250,000             --         376,505
Intercompany receivable (payable)....   643,282    (641,391)       (1,891)            --              --
Investment in subsidiaries...........    72,602     227,334            --       (299,936)             --
Other assets.........................       245      81,424        10,307             --          91,976
                                       --------    --------      --------      ---------      ----------
    Total assets.....................  $716,315    $351,233      $583,110      $(299,936)     $1,350,722
                                       --------    --------      --------      ---------      ----------
                                       --------    --------      --------      ---------      ----------
Current liabilities:
    Accounts payable.................  $     29    $ 72,132      $ 47,973      $      --      $  120,134
    Accrued liabilities..............    26,120      59,988        48,864             --         134,972
    Current portion of long-term
      debt...........................     7,625         154        17,783             --          25,562
                                       --------    --------      --------      ---------      ----------
    Total current liabilities........    33,774     132,274       114,620             --         280,668
Long-term debt.......................   634,000         799       158,451             --         793,250
Other liabilities....................       883     145,558        82,705             --         229,146
                                       --------    --------      --------      ---------      ----------
    Total liabilities................   668,657     278,631       355,776             --       1,303,064
Equity...............................    47,658      72,602       227,334       (299,936)         47,658
                                       --------    --------      --------      ---------      ----------
    Total liabilities and equity.....  $716,315    $351,233      $583,110      $(299,936)     $1,350,722
                                       --------    --------      --------      ---------      ----------
                                       --------    --------      --------      ---------      ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ------    ----------   ------------   ------------   ------------
Current assets:
    Cash and cash equivalents........  $     51    $  6,175      $ 14,461      $      --      $   20,687
    Receivables, net.................        --     109,037       105,785             --         214,822
    Inventories......................        --      62,194        63,103             --         125,297
    Other current assets.............       523      23,586        11,062             --          35,171
                                       --------    --------      --------      ---------      ----------
    Total current assets.............       574     200,992       194,411             --         395,977
Property, plant and equipment, net...        --     282,227       103,947             --         386,174
Goodwill, net of amortization........        --     121,027       265,463             --         386,490
Intercompany receivable (payable)....   514,067    (400,878)     (113,189)            --              --
Investment in subsidiaries...........    68,307      79,736            --       (148,043)             --
Other assets.........................       245      45,669        40,311             --          86,225
                                       --------    --------      --------      ---------      ----------
    Total assets.....................  $583,193    $328,773      $490,943      $(148,043)     $1,254,866
                                       --------    --------      --------      ---------      ----------
                                       --------    --------      --------      ---------      ----------
Current liabilities:
    Accounts payable.................  $     16    $ 48,732      $ 55,464      $      --      $  104,212
    Accrued liabilities..............     6,202      71,785        79,557             --         157,544
    Current portion of long-term
      debt...........................     1,250       1,255        16,253             --          18,758
                                       --------    --------      --------      ---------      ----------
    Total current liabilities........     7,468     121,772       151,274             --         280,514
Long-term debt.......................   518,750       8,019       178,588             --         705,357
Other liabilities....................       572     130,675        81,345             --         212,592
                                       --------    --------      --------      ---------      ----------
    Total liabilities................   526,790     260,466       411,207             --       1,198,463
Equity...............................    56,403      68,307        79,736       (148,043)         56,403
                                       --------    --------      --------      ---------      ----------
    Total liabilities and equity.....  $583,193    $328,773      $490,943      $(148,043)     $1,254,866
                                       --------    --------      --------      ---------      ----------
                                       --------    --------      --------      ---------      ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                       PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------     ----------   ------------   ------------   ------------
Net cash provided by (used in)
  operating activities..............  $  18,971   $ 132,721      $(64,422)      $     --       $ 87,270
                                      ---------   ---------      --------       --------       --------
Cash flows from investing
  activities:
    Acquisition of businesses net of
      cash acquired.................         --    (138,380)           --             --       (138,380)
    Other...........................         --     (77,035)      (16,034)            --        (93,069)
                                      ---------   ---------      --------       --------       --------
Net cash (used in) investing
  activities........................         --    (215,415)      (16,034)            --       (231,449)
                                      ---------   ---------      --------       --------       --------
Cash flows from financing
  activities:
    Proceeds from sale of stock.....     37,957          --            --             --         37,957
    Intercompany cash transfers.....    300,883    (400,106)       99,223             --             --
    Other...........................   (357,862)    471,736       (22,212)            --         91,662
                                      ---------   ---------      --------       --------       --------
Net cash provided by (used in)
  financing activities..............    (19,022)     71,630        77,011             --        129,619
                                      ---------   ---------      --------       --------       --------
Effect of exchange rates on cash....         --          --        (1,668)            --         (1,668)
                                      ---------   ---------      --------       --------       --------
(Decrease) in cash and cash
  equivalents.......................        (51)    (11,064)       (5,113)            --        (16,228)
Cash and cash equivalents at
  beginning of year.................         51       6,175        14,461             --         20,687
                                      ---------   ---------      --------       --------       --------
Cash and cash equivalents at end of
  year..............................  $      --   $  (4,889)     $  9,348       $     --       $  4,459
                                      ---------   ---------      --------       --------       --------
                                      ---------   ---------      --------       --------       --------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                       PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------     ----------   ------------   ------------   ------------
Net cash provided by (used in)
  operating activities..............  $  (3,773)  $  34,776     $  39,180       $     --      $  70,183
                                      ---------   ---------     ---------       --------      ---------
Cash flows from investing
  activities:
    Acquisition of businesses net of
      cash acquired.................         --    (444,782)           --             --       (444,782)
    Cash provided by discontinued
      operations....................         --          --       127,571             --        127,571
    Other...........................         --     (37,869)       (7,973)            --        (45,842)
                                      ---------   ---------     ---------       --------      ---------
Net cash provided by (used in)
  investing activities..............         --    (482,651)      119,598             --       (363,053)
                                      ---------   ---------     ---------       --------      ---------
Cash flows from financing
  activities:
    Intercompany cash transfers.....   (215,513)    327,153      (111,640)            --             --
    Other...........................    216,190      69,450       (33,358)            --        252,282
                                      ---------   ---------     ---------       --------      ---------
Net cash provided by (used in)
  financing activities..............        677     396,603      (144,998)            --        252,282
                                      ---------   ---------     ---------       --------      ---------
Effect of exchange rates on cash....         --          --          (323)            --           (323)
                                      ---------   ---------     ---------       --------      ---------
(Decrease) in cash and cash
  equivalents.......................     (3,096)    (51,272)       13,457             --        (40,911)
Cash and cash equivalents at
  beginning of year.................      3,147      57,447         1,004             --         61,598
                                      ---------   ---------     ---------       --------      ---------
Cash and cash equivalents at end of
  year..............................  $      51   $   6,175     $  14,461       $     --      $  20,687
                                      ---------   ---------     ---------       --------      ---------
                                      ---------   ---------     ---------       --------      ---------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                       PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------     ----------   ------------   ------------   ------------
Net cash provided by (used in)
  operating activities..............  $  (4,166)  $  55,090      $  4,631       $    --       $  55,555
                                      ---------   ---------      --------       -------       ---------
Cash flows from investing
  activities:
    Acquisition of businesses net of
      cash acquired.................         --     (90,935)           --            --         (90,935)
    Cash provided by discontinued
      operations....................         --          --        20,512            --          20,512
    Other...........................         --     (40,394)         (800)           --         (41,194)
                                      ---------   ---------      --------       -------       ---------
Net cash provided by (used in)
  investing activities..............         --    (131,329)       19,712            --        (111,617)
                                      ---------   ---------      --------       -------       ---------
Cash flows from financing
  activities:
    Intercompany cash transfers.....   (280,040)    309,942       (29,902)           --              --
    Other...........................    287,302    (196,642)        6,380            --          97,040
                                      ---------   ---------      --------       -------       ---------
Net cash provided by (used in)
  financing activities..............      7,262     113,300       (23,522)           --          97,040
                                      ---------   ---------      --------       -------       ---------
Effect of exchange rates on cash....         --          --           183            --             183
                                      ---------   ---------      --------       -------       ---------
Increase in cash and cash
  equivalents.......................      3,096      37,061         1,004            --          41,161
Cash and cash equivalents at
  beginning of year.................         51      20,386            --            --          20,437
                                      ---------   ---------      --------       -------       ---------
Cash and cash equivalents at end of
  year..............................  $   3,147   $  57,447      $  1,004       $    --       $  61,598
                                      ---------   ---------      --------       -------       ---------
                                      ---------   ---------      --------       -------       ---------

NOTE 17 -- UNAUDITED QUARTERLY INFORMATION

    The Company's acquisition of Digital has been accounted for in a manner similar to a pooling of interests. Accordingly, the quarterly information has been restated to include the accounts of Digital for all periods presented. During the fourth quarter of 2000, the Company reclassified certain freight charges from an offset of sales to cost of sales, in accordance with the provisions of EITF 00-10. Accordingly, all prior period information has been reclassified to conform to the current presentation.

                                                                   2000
                                         -----------------------------------------------------------
                                          FIRST      SECOND        THIRD        FOURTH       YEAR
                                          -----      ------        -----        ------       ----
Net revenues...........................  $342,845   $364,858      $362,421     $344,063    1,414,187
Gross profit...........................    90,381    101,780        98,737       86,926      377,824
Net income.............................     9,641     21,141        11,002(1)     8,457       50,241
                                         --------   --------      --------     --------   ----------
                                         --------   --------      --------     --------   ----------
Earnings per common share -- basic:....  $    .42   $    .84      $    .44     $    .33   $     2.04
                                         --------   --------      --------     --------   ----------
                                         --------   --------      --------     --------   ----------
Earnings per common share -- assuming
  dilution:............................  $    .41   $    .82      $    .43     $    .33   $     1.99
                                         --------   --------      --------     --------   ----------
                                         --------   --------      --------     --------   ----------
Stock price -- high....................  $  15.75   $  15.50      $  16.94     $  17.63   $    17.63
Stock price -- low.....................  $   9.56   $  11.00      $  11.50     $  13.19   $     9.56

- ----------

(1) During the third quarter of 2000, the Company recorded a one-time charge of $5,800 ($3,500 after tax or $.14 per share) for purchased in-process research and development.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1999
                                         ---------------------------------------------------------
                                          FIRST      SECOND        THIRD      FOURTH       YEAR
                                          -----      ------        -----      ------       ----
Net revenues...........................  $150,295   $243,008      $291,962   $347,660   $1,032,925
Gross profit...........................    36,946     56,831        72,449     92,826      259,052
Income from continuing operations
  before extraordinary item............     6,085      8,324        11,250      9,374       35,033
Income (loss) from discontinued
  operations...........................     1,195       (189)           --         --        1,006
Income before extraordinary item.......     7,280      8,135        11,250      9,374       36,039
Net income.............................     7,280      3,196(1)     11,250      9,374       31,100
                                         --------   --------      --------   --------   ----------
                                         --------   --------      --------   --------   ----------
Earnings per common share -- basic:
    Income from continuing
      operations.......................  $    .29   $    .40      $    .54   $    .45   $     1.67
    Income (loss) from discontinued
      operations.......................       .06       (.01)           --         --          .05
    Extraordinary item -- loss on
      extinguishment of debt (net of
      tax).............................        --        .24            --         --          .24
                                         --------   --------      --------   --------   ----------
    Net income.........................  $    .35   $    .15      $    .54   $    .45   $     1.48
                                         --------   --------      --------   --------   ----------
                                         --------   --------      --------   --------   ----------
Earnings per common share -- assuming
  dilution:
    Income from continuing
      operations.......................  $    .28   $    .39      $    .52   $    .44   $     1.64
    Income (loss) from discontinued
      operations.......................       .06       (.01)           --         --          .05
    Extraordinary item -- loss from
      extinguishment of debt (net of
      tax).............................        --        .23            --         --          .23
                                         --------   --------      --------   --------   ----------
    Net income.........................  $    .34   $    .15      $    .52   $    .44   $     1.45
                                         --------   --------      --------   --------   ----------
                                         --------   --------      --------   --------   ----------
Stock price -- high....................  $     --   $  15.88(2)   $  14.81   $  12.63   $    15.88
Stock price -- low.....................  $     --   $  11.56(2)   $  10.50   $   7.81   $     7.81

- ---------

(1) During the second quarter of 1999, the Company recorded an extraordinary loss of $4,939 ($0.23 per share) related to the early retirement of certain outstanding indebtedness and a one-time charge of $6,200 ($3,748 after tax, or $.17 per share), primarily related to the Spinoff.

(2) Since May 3, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors. For information relating to the Company's Directors, see the information under the caption 'Nomination and Election of Directors' in the Company's definitive 2000 Proxy Statement (the 'Proxy Statement'), which is hereby incorporated by reference.

    Executive Officers. For information relating to the Company's executive officers, see the information contained under the caption 'Executive Officers and Key Employees' in Part I of this report.

    Compliance with Section 16(a) of the Exchange Act. For information relating to the compliance of the directors and officers of the Company, as well as any holder of ten percent or more of any registered class of the equity securities of the Company with Section 16(a) of the Exchange Act, see the information under the caption 'Section 16(a) Beneficial Ownership Reporting Compliance' in the Company's Proxy Statement, which is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Executive Compensation. For information relating to the compensation of the Company's executives, see the information under the caption 'Compensation of Directors and Executive Officers' in the Company's Proxy Statement, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Security Ownership of Certain Beneficial Owners. For information relating to the beneficial ownership of more than five percent of the Company's Common Stock and Class B Common Stock, see the information under the caption 'Security Ownership of Certain Beneficial Owners and Management' in the Company's Proxy Statement, which is hereby incorporated by reference.

    Security Ownership of Management. For information relating to the beneficial ownership of the Company's Common Stock and Class B Common Stock by Management, see the information under the caption 'Management Stockholders' in the Company's Proxy Statement, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information under the caption 'Certain Relationships and Transactions' in the Company's Proxy Statement, which is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

List of Exhibits

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
  3.1 -- Amended and Restated Certificate of Incorporation of GenTek Inc.
         Incorporated by reference to the relevant exhibit to the Amendment
         No. 2 to Registration Statement on Form 10 of GenTek Inc. (File No.
         001-14789), filed with the Securities and Exchange Commission on April
         8, 1999 (the '1999 GenTek Form 10')
  3.2 -- Amended and Restated By-Laws of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.01  -- GenTek Inc. Restricted Unit Plan for Non-Employee
           Directors. Incorporated by reference to the relevant
           exhibit to the 1999 GenTek Form 10.
 10.02  -- GenTek Inc. Retirement Plan for Non-Employee Directors.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.
 10.03  -- GenTek Inc. Performance Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
 10.04  -- GenTek Inc. Long-Term Incentive Plan. Incorporated by
           reference to the relevant exhibit to the 1999 GenTek
           Form 10.
 10.05  -- Employee Benefits Agreement among GenTek Inc., The
           General Chemical Group Inc., General Chemical Industrial
           Products Inc. and General Chemical Corporation.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.
 10.06  -- Tax Sharing Agreement between GenTek Inc. and The General
           Chemical Group Inc. Incorporated by reference to the
           relevant exhibit to the 1999 GenTek Form 10.
 10.07  -- Intellectual Property Agreement among GenTek Inc.,
           General Chemical Corporation, The General Chemical Group
           Inc. and General Chemical Industrial Products Inc.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.
 10.08  -- Management Agreement between GenTek Inc. and Latona
           Associates Inc. Incorporated by reference to the relevant
           exhibit to the 1999 GenTek Form 10.
 10.09  -- Registration Rights Agreement between Paul M. Montrone and the General Chemical Group Inc., as assumed by GenTek
           Inc. with respect to Common Stock of GenTek Inc.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.
 10.10  -- Credit Agreement, dated as of April 30, 1999, as amended and restated as of August 9, 2000, among GenTek Inc., Noma
           Company, the several Lenders from time to time parties
           thereto, The Chase Manhattan Bank, as Administrative
           Agent, The Bank of Nova Scotia, as Syndication Agent, and
           Bankers Trust Company as Documentation Agent. Incorporated
           by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the three months ended September 30, 2000 filed with
           the Securities and Exchange Commission on November 14,
           2000.
 10.11  -- Guarantee and Pledge Agreement, dated as of April 30,
           1999, made by GenTek Inc. and certain of its subsidiaries
           in favor of the Chase Manhattan Bank, as Administrative
           Agent. Incorporated by reference to the relevant exhibit
           to GenTek Inc.'s 10-Q for the three months ended March 31,
           1999 filed with the Securities and Exchange Commission on
           May 17, 1999.
 10.12  -- Indenture, dated as of August 9, 1999, between the
           Company and U.S. National Trust Association, as Trustee.
           Incorporated by reference to the relevant exhibit to
           GenTek Inc.'s 10-Q for the nine months ended
           September 30, 1999 filed with the Securities and Exchange
           Commission on November 15, 1999.
 21.1   -- Subsidiaries of GenTek Inc.

FINANCIAL STATEMENTS

    See Item 8, beginning on page 17.

FINANCIAL STATEMENT SCHEDULES

    See Index to Financial Statement Schedule on page 51.

REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2001.

                                          GENTEK INC.

                                          By: /s/ RICHARD R. RUSSELL
                                              .................................
                                              NAME: RICHARD R. RUSSELL
                                              TITLE: PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER

    Pursuant to the requirements of this Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Principal executive officer:

          /s/ RICHARD R. RUSSELL            President and Chief Executive          March 6, 2001
 .........................................    Officer
           (RICHARD R. RUSSELL)

Principal financial and accounting officer:

          /s/ STEWART A. FISHER             Vice President and Chief Financial     March 6, 2001
 .........................................    Officer
           (STEWART A. FISHER)

Directors:

           /s/ PAUL M. MONTRONE             Chairman and Director                  March 6, 2001
 .........................................
            (PAUL M. MONTRONE)

           /s/ PAUL M. MEISTER              Vice Chairman and Director             March 6, 2001
 .........................................
            (PAUL M. MEISTER)

          /s/ RICHARD R. RUSSELL            Director                               March 6, 2001
 .........................................
           (RICHARD R. RUSSELL)

            /s/ JOHN W. GILDEA              Director                               March 6, 2001
 .........................................
             (JOHN W. GILDEA)

          /s/ SCOTT M. SPERLING             Director                               March 6, 2001
 .........................................
           (SCOTT M. SPERLING)

            /s/ IRA STEPANIAN               Director                               March 6, 2001
 .........................................
             (IRA STEPANIAN)

            /s/ BRUCE KOEPFGEN              Director                               March 6, 2001
 .........................................
             (BRUCE KOEPFGEN)

                                  GENTEK INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts........................   52

    Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                  GENTEK INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   ADDITIONS    DEDUCTIONS            BALANCE AT
                                           BEGINNING    CHARGED TO      FROM                 END OF
                                           OF PERIOD      INCOME      RESERVES    OTHER*     PERIOD
                                           ---------      ------      --------    ------     ------
Year ended December 31, 2000
    Allowance for doubtful accounts......    $7,348       $2,669      $(1,734)    $   67     $8,350
Year ended December 31, 1999
    Allowance for doubtful accounts......    $3,786       $2,974      $(1,812)    $2,400     $7,348
Year ended December 31, 1998
    Allowance for doubtful accounts......    $3,613       $  584      $  (411)    $ --       $3,786

- ---------

*  Primarily acquisitions and foreign exchange

                                 EXHIBIT INDEX

EXHIBIT                                                                PAGE
  NO.                                                                 NUMBER
- -------                                                               ------
  3.1   -- Amended and Restated Certificate of Incorporation of
           GenTek Inc. Incorporated by reference to the relevant
           exhibit to Amendment No. 2 to the Registration Statement
           on Form 10 of GenTek Inc. (File No. 001-14789), filed with the Securities and Exchange Commission on April 8, 1999
           (the '1999 GenTek Form 10')...............................
  3.2   -- Amended and Restated By-Laws of GenTek Inc. Incorporated
           by reference to the relevant exhibit to the 1999 GenTek
           Form 10...................................................
 10.01  -- GenTek Inc. Restricted Unit Plan for Non-Employee
           Directors. Incorporated by reference to the relevant
           exhibit to the 1999 GenTek Form 10........................
 10.02  -- GenTek Inc. Retirement Plan for Non-Employee Directors.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.......................................
 10.03  -- GenTek Inc. Performance Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10........
 10.04  -- GenTek Inc. Long-Term Incentive Plan. Incorporated by
           reference to the relevant exhibit to the 1999 GenTek
           Form 10...................................................
 10.05  -- Employee Benefits Agreement among GenTek Inc., The
           General Chemical Group Inc., General Chemical Industrial
           Products Inc. and General Chemical Corporation.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.......................................
 10.06  -- Tax Sharing Agreement between GenTek Inc. and The General
           Chemical Group Inc. Incorporated by reference to the
           relevant exhibit to the 1999 GenTek Form 10...............
 10.07  -- Intellectual Property Agreement among General Chemical
           Corporation, The General Chemical Group Inc., GenTek Inc.
           and General Chemical Industrial Products Inc. Incorporated
           by reference to the relevant exhibit to the 1999 GenTek
           Form 10...................................................
 10.08  -- Management Agreement between GenTek Inc. and Latona
           Associates Inc. Incorporated by reference to the relevant
           exhibit to the 1999 GenTek Form 10........................
 10.09  -- Registration Rights Agreement between Paul M. Montrone and The General Chemical Group Inc., as assumed by GenTek
           Inc. with respect to Common Stock of GenTek Inc.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.......................................
 10.10  -- Credit Agreement, dated as of April 30, 1999, as amended and restated as of August 9, 2000, among GenTek Inc., Noma
           Company, the several Lenders from time to time parties
           thereto, The Chase Manhattan Bank, as Administrative
           Agent, The Bank of Nova Scotia, as Syndication Agent, and
           Bankers Trust Company as Documentation Agent. Incorporated
           by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the three months ended September 30, 2000 filed with
           the Securities and Exchange Commission on November 14,
           2000......................................................
 10.11  -- Guarantee and Pledge Agreement, dated as of April 30,
           1999, made by GenTek Inc. and certain of its subsidiaries
           in favor of the Chase Manhattan Bank, as Administrative
           Agent. Incorporated by reference to the relevant exhibit
           to GenTek Inc.'s 10-Q for the three months ended March 31,
           1999 filed with the Securities and Exchange Commission on
           May 17, 1999..............................................
 10.12  -- Indenture, dated as of August 9, 1999, between the
           Company and U.S. National Trust Association, as Trustee.
           Incorporated by reference to the relevant exhibit to
           GenTek Inc.'s 10-Q for the nine months ended September 30,
           1999 filed with the Securities and Exchange Commission on
           November 15, 1999.........................................
 21.1   -- Subsidiaries of GenTek Inc. .............................