Form 10-Q
period 2001-03-31
GENTEK INC
filed 2001-05-15
CIK 1077552

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

         X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------             OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 2001

                                       OR

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----------             OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ________ to ________
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

       Registrant's telephone number, including area code: (603) 929-2264

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes  X    No
                                                                 ------   -----

The number of shares of Common Stock outstanding at April 30, 2001 was 20,319,711. The number of shares of Class B Common Stock outstanding at April 30, 2001 was 4,750,107.


===============================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

                                                                                        Page No.
                                                                                        -------
PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          Ended March 31, 2001 and 2000.................................................      1

         Consolidated Balance Sheets - March 31, 2001 and
          December 31, 2000.............................................................      2

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2001 and 2000.................................................      3

         Notes to the Consolidated Financial Statements.................................    4-11

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................................    12-13

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk.................     13

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings.........................................................     14

     Item 2.  Changes in Securities and Use of Proceeds.................................     14

     Item 3.  Defaults upon Senior Securities...........................................     14

     Item 4.  Submission of Matters to a Vote of Security Holders.......................     14

     Item 5.  Other Information.........................................................     14

     Item 6.  Exhibits and Reports on Form 8-K..........................................     14

     SIGNATURES.........................................................................     15

     EXHIBIT INDEX......................................................................     16

                         Part I. Financial Information

Item 1. Financial Statements


                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                                     Three Months Ended
                                                                           March 31,
                                                                     ------------------
                                                                      2001          2000
                                                                      ----          ----
Net revenues......................................................  $339,962      $342,845
Cost of sales.....................................................   263,567       252,464
Selling, general and administrative expense.......................    54,911        53,433
                                                                    --------      --------
      Operating profit............................................    21,484        36,948
Interest expense..................................................    18,860        18,208
Interest income...................................................       196           239
Other (income) expense, net.......................................    (1,763)         (228)
                                                                    --------      --------
      Income before income taxes..................................     4,583        19,207
Income tax provision..............................................     2,108         9,566
                                                                    --------      --------
           Net income.............................................  $  2,475      $  9,641
                                                                    ========      ========
Earnings per common share - basic.................................  $    .10      $    .42
                                                                    ========      ========
Earnings per common share - assuming dilution.....................  $    .10      $    .41
                                                                    ========      ========



      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                     ASSETS
                                                                                        March 31,     December 31,
                                                                                        --------      -----------
                                                                                           2001          2000
                                                                                           ----          ----
                                                                                       (unaudited)
Current assets:
       Cash and cash equivalents...................................................    $   10,650     $    4,459
       Receivables, net............................................................       228,989        230,983
       Inventories.................................................................       149,048        147,160
       Deferred income taxes.......................................................        23,588         23,778
       Other current assets........................................................        15,726         16,255
                                                                                       ----------     ----------
          Total current assets.....................................................       428,001        422,635
Property, plant and equipment, net.................................................       471,354        459,606
Goodwill, net......................................................................       362,174        376,505
Other assets.......................................................................       101,747         91,976
                                                                                       ----------     ----------
          Total assets.............................................................    $1,363,276     $1,350,722
                                                                                       ==========     ==========

                                  LIABILITIES AND EQUITY
Current liabilities:
      Accounts payable.............................................................    $  125,460     $  120,134
      Accrued liabilities..........................................................       118,484        134,972
      Current portion of long-term debt............................................        21,772         25,562
                                                                                       ----------     ----------
          Total current liabilities................................................       265,716        280,668
Long-term debt.....................................................................       828,161        793,250
Other liabilities..................................................................       233,281        229,146
                                                                                       ----------     ----------
          Total liabilities........................................................     1,327,158      1,303,064
                                                                                       ----------     ----------
Equity:
      Preferred Stock, $.01 par value; authorized 10,000,000 shares;
       none issued or outstanding..................................................          --             --
      Common Stock, $.01 par value; authorized 100,000,000 shares;
       issued:  20,383,558 and 20,362,558 shares at
       March 31, 2001 and December 31, 2000, respectively..........................           204            204
      Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding: 4,750,107 shares
       at March 31, 2001 and December 31, 2000.....................................            48             48
      Paid in capital..............................................................         3,858          3,710
      Accumulated other comprehensive loss.........................................       (22,083)        (9,175)
      Retained earnings............................................................        54,965         53,745
      Treasury stock, at cost:  63,847 shares at March 31, 2001
       and December 31, 2000.......................................................          (874)          (874)
                                                                                       -----------    ----------
          Total equity.............................................................        36,118         47,658
                                                                                       ----------     ----------
          Total liabilities and equity.............................................    $1,363,276     $1,350,722
                                                                                       ==========     ==========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                       2001        2000
                                                                                       ----        ----
Cash flows from operating activities:
       Net income............................................................        $  2,475    $  9,641
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization.......................................          19,111      16,539
         Net (gain) loss on disposition of long-term assets..................          (1,089)         69
         Long-term incentive plans...........................................             (49)        111
         Increase in receivables.............................................          (1,492)     (1,673)
         Increase in inventories.............................................          (4,847)     (8,103)
         Increase (decrease) in accounts payable.............................           7,450      (5,283)
         Decrease in accrued liabilities.....................................         (12,817)     (7,423)
         Increase (decrease) in other liabilities and assets, net............          (3,237)      2,927
                                                                                     --------    --------
             Net cash provided by operating activities.......................           5,505       6,805
                                                                                     --------    --------
Cash flows from investing activities:
       Capital expenditures..................................................         (30,732)    (11,022)
       Proceeds from sales or disposals of long term assets..................           3,021       1,537
       Acquisition of businesses net of cash acquired*.......................             --       (1,523)
       Other investing activities............................................          (2,675)     (2,350)
                                                                                     --------    --------
             Net cash used for investing activities..........................         (30,386)    (13,358)
                                                                                     --------    --------
Cash flows from financing activities:
       Proceeds from sale of stock...........................................             --       37,973
       Proceeds from long-term debt..........................................          68,530         --
       Repayment of long-term debt...........................................         (35,809)    (32,790)
       Exercise of stock options.............................................             197         --
       Dividends.............................................................          (1,255)        --
       Capital contributions.................................................             --        6,086
                                                                                     --------    --------
             Net cash provided by financing activities.......................          31,663      11,269
                                                                                     --------    --------
Effect of exchange rate changes on cash......................................            (591)     (1,210)
                                                                                     --------    --------
Increase in cash and cash equivalents........................................           6,191       3,506
Cash and cash equivalents at beginning of period.............................           4,459      20,687
                                                                                     --------    --------
Cash and cash equivalents at end of period...................................        $ 10,650    $ 24,193
                                                                                     ========    ========

Supplemental information:
       Cash paid for income taxes............................................        $  2,628    $  8,453
                                                                                     ========    ========

       Cash paid for interest................................................        $ 24,538    $ 23,044
                                                                                     ========    ========

*Purchase of businesses net of cash acquired:
       Working capital, other than cash......................................             --     $   (717)
       Property, plant and equipment.........................................             --         (287)
       Other assets..........................................................             --         (519)
                                                                                     --------    --------
         Net cash used to acquire businesses.................................        $    --     $ (1,523)
                                                                                     ========    ========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      For the quarter ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Summary of Significant Accounting Policies

         In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The effect of the adoption of these pronouncements is a reduction of approximately $3.0 million ($4.9 million pre-tax) to other comprehensive income attributable to the net liability to be recorded for cash flow hedges.

         The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate debt to fixed-rate debt in order to reduce the Company's exposure to movements in interest rates. These instruments have been designated as cash flow hedges of a portion of the Company's variable-rate debt, in order to achieve a ratio of fixed to floating rate debt in accordance with the Company's risk management policy. The Company is not currently aware of any events that will cause amounts recorded in accumulated other comprehensive income to be reclassified into earnings.

Note 3 - Comprehensive Income

         Total comprehensive income is comprised of net income, foreign currency translation gains and losses and unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive income
(loss) for the three months ended March 31, 2001 and 2000 was $(10,433) and $3,624, respectively.

Note 4 - Earnings Per Share

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

                                   GENTEK INC.

                      For the quarter ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

         The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   2001           2000
                                                                                   ----           ----
Basic earnings per common share:
         Weighted average common shares outstanding....................          25,338,769     22,756,886
                                                                                 ==========    ===========
Diluted earnings per common share:
         Weighted average common shares outstanding....................          25,338,769     22,756,886
         Options and restricted units..................................             450,309        481,569
                                                                                 ----------    -----------
               Total...................................................          25,789,078     23,238,455
                                                                                 ==========    ===========

         At March 31, 2001 and 2000 options to purchase 535,900 shares and 1,653,800 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

Note 5 - Additional Financial Information

         The components of inventories were as follows:

                                                                         March 31,   December 31,
                                                                            2001         2000
                                                                            ----         ----
             Raw materials.......................................        $ 59,300     $ 62,151
             Work in process.....................................          24,543       23,654
             Finished products...................................          60,350       56,632
             Supplies and containers.............................           4,855        4,723
                                                                         --------     --------
                                                                         $149,048     $147,160
                                                                         ========     ========

Note 6 - Long-Term Debt

         Long-term debt consists of the following:

                                                                                      March 31,   December 31,
                                                                      Maturities        2001         2000
                                                                      ----------        ----         ----
             Bank Term Loans - floating rates...................       2001-2007      $493,563     $495,375
             Revolving Credit Facility - floating rate..........          2005         122,000       94,000
             Senior Subordinated Notes - 11%....................          2009         200,000      200,000
             Other Debt - floating rates........................                        34,370       29,437
                                                                                      --------     --------
                   Total Debt...................................                       849,933      818,812
                   Less:  Current Portion.......................                        21,772       25,562
                                                                                      --------     --------
                   Net Long-Term Debt...........................                      $828,161     $793,250
                                                                                      ========     ========

                                   GENTEK INC.

                      For the quarter ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

Note 7 - Dividends

         On March 7, 2001, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable March 30, 2001, to shareholders of record on March 19, 2001.

Note 8 - Related Party Transactions

Allocations

         Prior to its acquisition, Digital was a division of Prestolite Wire Corporation. Prestolite provided certain services to Digital such as accounting, legal, human resources, information technology and other corporate services. The accompanying statements of operations include allocations of $713 for the three months ended March 31, 2000. Interest expense of $1,320 for the three month period ended March 31, 2000, has been charged to Digital based on a net assets basis utilizing Prestolite's effective interest rate and the cash flows of Digital. These allocations were made consistently in each period prior to GenTek's acquisition of Digital, and management believes the allocations are reasonable. However, such allocations are not necessarily indicative of the level of expenses that might have been incurred had Digital been operating as a stand-alone entity or which might be expected to be incurred as part of GenTek.

Note 9 - Segment Information

         Industry segment information for continuing operations is summarized as follows:

                                                                     Total Revenues        Operating Profit
                                                                   Three Months Ended     Three Months Ended
                                                                       March 31,             March 31,
                                                                   2001        2000       2001       2000
                                                                   ----        ----       ----       ----

Performance Products......................................       $ 89,017   $ 83,125    $ 7,315    $ 9,641
Manufacturing.............................................        124,950    149,465      7,099     19,730
Communications ...........................................        125,995    110,255      7,680      9,437
                                                                 --------   --------    -------    -------
         Total Segment....................................        339,962    342,845     22,094     38,808
Eliminations and other corporate expenses.................           --         --         (610)    (1,860)
                                                                 --------   --------    -------    -------
Consolidated..............................................       $339,962   $342,845     21,484     36,948
                                                                 ========   ========
Interest expense..........................................                               18,860     18,208
Other income, net.........................................                                1,959        467
                                                                                        -------    -------
Income before income taxes................................                              $ 4,583    $19,207
                                                                                        =======    =======

                                                                  Identifiable Assets
                                                                March 31,   December 31,
                                                                  2001         2000
                                                                  ----         ----
Performance Products......................................     $  343,981  $  338,845
Manufacturing (1).........................................        476,245     475,103
Communications ...........................................        509,676     511,222
Corporate.................................................         33,374      25,552
                                                               ----------  ----------
Consolidated..............................................     $1,363,276  $1,350,722
                                                               ==========  ==========

(1) Includes equity method investments of $24,559 and $22,136, respectively.

                                   GENTEK INC.

                      For the quarter ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

Note 10- Summarized Financial Information

         The Company's Senior Subordinated Notes due 2009 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign.

         The following condensed consolidating financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

Condensed Consolidating Statement of Operations
Three months ended March 31, 2001

                                                                                     Non-
                                                                     Subsidiary    Guarantor
                                                          Parent     Guarantors  Subsidiaries Eliminations Consolidated
                                                          ------     ----------  ------------ ------------ ------------
Net revenues.........................................    $    --     $212,661       $135,728    $ (8,427)   $339,962
Cost of sales........................................         --      174,318         97,676      (8,427)    263,567
Selling, general and administrative expenses.........         439      31,487         22,985         --       54,911
                                                         --------    --------       --------    --------    --------
    Operating profit.................................        (439)      6,856         15,067         --       21,484
Interest expense  ...................................      15,396      15,329          3,475     (15,340)     18,860
Other (income) expense, net..........................     (15,103)     (2,671)           475      15,340      (1,959)
                                                         --------    --------       --------    --------    --------
    Income before income taxes.......................        (732)     (5,802)        11,117         --        4,583
Income tax provision (benefit).......................        (292)     (2,074)         4,474         --        2,108
Equity in income from subsidiaries...................       2,915       6,643            --       (9,558)        --
                                                         --------    --------       --------    --------    -------
    Net income    ...................................    $  2,475    $  2,915       $  6,643    $ (9,558)   $  2,475
                                                         ========    ========       ========    ========    ========

Condensed Consolidating Statement of Operations
Three Months ended March 31, 2000

                                                                                    Non-
                                                                     Subsidiary   Guarantor
                                                          Parent     Guarantors Subsidiaries Eliminations Consolidated
                                                          ------     ----------  ------------ ------------ ------------
Net revenues.........................................    $    --     $203,374       $149,590    $(10,119)   $342,845
Cost of sales........................................         --      157,279        105,304     (10,119)    252,464
Selling, general and administrative expense..........         888      25,307         27,238         --       53,433
                                                         --------    --------       --------    --------    --------
    Operating profit.................................        (888)     20,788         17,048         --       36,948
Interest expense  ...................................      11,677      13,641          7,579     (14,689)     18,208
Other (income) expense, net..........................     (11,824)     (3,372)            40      14,689        (467)
                                                         --------    --------       --------    --------    --------
    Income before income taxes.......................        (741)     10,519          9,429         --       19,207
Income tax provision (benefit).......................      (1,264)      5,888          4,942         --        9,566
Equity in income from subsidiaries...................       9,118       4,487            --      (13,605)        --
                                                         --------    --------       --------    --------    -------
    Net income    ...................................    $  9,641    $  9,118       $  4,487    $(13,605)   $  9,641
                                                         ========    ========       ========    ========    ========

                                   GENTEK INC.

                      For the quarter ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

Condensed Consolidating Balance Sheet
March 31, 2001

                                                                                Non-
                                                                  Subsidiary  Guarantor
                                                       Parent     Guarantors Subsidiaries Eliminations Consolidated
                                                       ------     ---------- ------------ ------------ ------------
Current assets:
    Cash and cash equivalents....................     $    --      $   3,259   $  7,391    $    --     $   10,650
    Receivables, net.............................          --        152,129     76,860         --        228,989
    Inventories..................................          --         89,738     59,310         --        149,048
    Other current assets.........................           86        22,535     16,693         --         39,314
                                                      --------     ---------   --------    --------    ----------
    Total current assets.........................           86       267,661    160,254         --        428,001
Property, plant and equipment, net...............          --        334,882    136,472         --        471,354
Goodwill, net....................................          --        124,977    237,197         --        362,174
Intercompany receivable (payable)................      668,130      (676,038)     7,908         --           --
Investment in subsidiaries.......................       67,045       203,424        --      (270,469)        --
Other assets.....................................          245        86,883     14,619         --        101,747
                                                      --------     ---------   --------    --------    ----------
    Total assets  ...............................     $735,506     $ 341,789   $556,450    $(270,469)  $1,363,276
                                                      ========     =========   ========    =========   ==========
Current liabilities:
    Accounts payable.............................     $     98     $  84,483   $ 40,879    $    --     $  125,460
    Accrued liabilities..........................       25,020        39,734     53,730         --        118,484
    Current portion of long-term debt............        8,563           149     13,060         --         21,772
                                                      --------     ---------   --------    --------    ----------
    Total current liabilities....................       33,681       124,366    107,669         --        265,716
Long-term debt    ...............................      659,625           774    167,762         --        828,161
Other liabilities ...............................        6,082       149,604     77,595         --        233,281
                                                      --------     ---------   --------    --------    ----------
    Total liabilities............................      699,388       274,744    353,026         --      1,327,158
Equity...........................................       36,118        67,045    203,424     (270,469)      36,118
                                                      --------     ---------   --------    --------    ----------
    Total liabilities and equity.................     $735,506     $ 341,789   $556,450    $(270,469)  $1,363,276
                                                      ========     =========   ========    =========   ==========

                                   GENTEK INC.

                      For the quarter ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2000

                                                                                Non-
                                                                  Subsidiary  Guarantor
                                                      Parent      Guarantors Subsidiaries Eliminations Consolidated
                                                      ------     ----------  ------------ ------------ ------------
Current assets:
    Cash and cash equivalents....................     $    --      $  (4,889)  $  9,348    $    --       $    4,459
    Receivables, net.............................          --        131,775     99,208         --          230,983
    Inventories..................................          --         89,471     57,689         --          147,160
    Other current assets.........................          186        21,630     18,217         --           40,033
                                                      --------     ---------   --------    ---------     ----------
    Total current assets.........................          186       237,987    184,462         --          422,635
Property, plant and equipment, net...............          --        319,374    140,232         --          459,606
Goodwill, net....................................          --        126,505    250,000         --          376,505
Intercompany receivable (payable)................      643,282      (641,391)    (1,891)        --             --
Investment in subsidiaries.......................       72,602       227,334        --      (299,936)          --
Other assets.....................................          245        81,424     10,307         --           91,976
                                                      --------     ---------   --------    ---------     ----------
    Total assets  ...............................     $716,315     $ 351,233   $583,110    $(299,936)    $1,350,722
                                                      ========     =========   ========    =========     ==========
Current liabilities:
    Accounts payable.............................     $     29     $  72,132   $ 47,973    $    --       $  120,134
    Accrued liabilities..........................       26,120        59,988     48,864         --          134,972
    Current portion of long-term debt............        7,625           154     17,783         --           25,562
                                                      --------     ---------   --------    ---------     ----------
    Total current liabilities....................       33,774       132,274    114,620         --          280,668
Long-term debt    ...............................      634,000           799    158,451         --          793,250
Other liabilities ...............................          883       145,558     82,705         --          229,146
                                                      --------     ---------   --------    ---------     ----------
    Total liabilities............................      668,657       278,631    355,776         --        1,303,064
Equity...........................................       47,658        72,602    227,334     (299,936)        47,658
                                                      --------     ---------   --------    ---------     ----------
    Total liabilities and equity.................     $716,315     $ 351,233   $583,110    $(299,936)    $1,350,722
                                                      ========     =========   ========    =========     ==========

                                   GENTEK INC.

                      For the quarter ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months ended March 31, 2001

                                                                                 Non-
                                                                  Subsidiary  Guarantor
                                                       Parent     Guarantors Subsidiaries Eliminations Consolidated
                                                       ------     ---------- ------------ ------------ ------------
Net cash provided by (used in) operating
 activities........................................    $  3,828    $ (9,466)   $11,143     $      --     $  5,505
                                                       --------    --------    -------     -----------   --------
Cash flows from investing activities:
    Other..........................................         --      (26,138)    (4,248)           --      (30,386)
                                                       --------    --------    -------     -----------   --------
Net cash provided by (used in) investing
 activities........................................         --      (26,138)    (4,248)           --      (30,386)
                                                       --------    --------    --------    -----------   --------
Cash flows from financing activities:
    Intercompany cash transfers....................       6,476         240     (6,716)           --          --
    Other..........................................     (10,304)     43,512     (1,545)           --       31,663
                                                       --------    --------    -------     -----------   --------
Net cash provided by (used in) financing
 activities........................................      (3,828)     43,752     (8,261)           --       31,663
                                                       --------    --------    -------     -----------   --------
Effect of exchange rates on cash...................         --          --        (591)           --         (591)
                                                       --------    --------    -------     -----------   --------
Increase (decrease) in cash and cash
 equivalents.......................................         --        8,148     (1,957)           --        6,191
Cash and cash equivalents at beginning
 of year...........................................         --       (4,889)     9,348            --        4,459
                                                       --------    --------    -------     -----------   --------
Cash and cash equivalents at end of year...........    $    --     $  3,259    $ 7,391     $      --     $ 10,650
                                                       ========    ========    =======     ===========   ========

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                      For the quarter ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months ended March 31, 2000

                                                                                Non-
                                                                  Subsidiary  Guarantor
                                                       Parent     Guarantors Subsidiaries Eliminations Consolidated
                                                       ------     ---------- ------------ ------------ ------------
Net cash provided by (used in) operating
 activities........................................    $ 15,054    $(25,622)   $ 17,373   $      --     $  6,805
                                                       --------    --------    --------   -----------   --------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired......................................         --       (1,523)        --           --       (1,523)
    Other..........................................         --       (7,217)     (4,618)         --      (11,835)
                                                       --------    --------    --------   -----------   --------
Net cash provided by (used in) investing
 activities........................................         --       (8,740)     (4,618)         --      (13,358)
                                                       --------    --------    --------   -----------   --------
Cash flows from financing activities:
    Proceeds from sale of stock....................      37,973         --          --           --       37,973
    Intercompany cash transfers....................     (28,068)     32,578      (4,510)         --          --
    Other..........................................     (25,000)        590      (2,294)         --      (26,704)
                                                       --------    --------    --------   -----------   --------
Net cash provided by (used in) financing
 activities........................................     (15,095)     33,168      (6,804)         --       11,269
                                                       --------    --------    --------   -----------   --------
Effect of exchange rates on cash...................         --          --       (1,210)         --       (1,210)
                                                       --------    --------    --------   -----------   --------
Increase (decrease) in cash and cash
 equivalents.......................................         (41)     (1,194)      4,741          --        3,506
Cash and cash equivalents at beginning
 of year...........................................          51       6,175      14,461          --       20,687
                                                       --------    --------    --------   -----------   --------
Cash and cash equivalents at end of year...........    $     10    $  4,981    $ 19,202   $      --     $ 24,193
                                                       ========    ========    ========   ===========   ========

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 2000.

Results of Operations

         Net revenues for the three month period ended March 31, 2001 were $340 million which represents a $3 million decrease from the prior year. This decrease is principally due to lower sales in the manufacturing segment, partially offset by increased sales in the communications and the performance products segments. The lower sales in the manufacturing segment can be primarily attributed to lower volumes reflecting the slowdown in the automotive industry. The increase in the communications segment reflects higher sales volumes of cable products. Higher sales in the performance products segment are principally due to higher sales volumes in the environmental services and technology markets.

         Gross profit for the three month period ended March 31, 2001 was $76 million as compared with $90 million for the comparable prior year period. This decrease reflects the lower volumes and pricing pressures in the manufacturing segment and higher spending in the performance products segment, partially offset by the above-mentioned higher volumes in the communications segment.

         Selling, general and administrative expense was $55 million for the three months ended March 31, 2001 as compared to $53 million for the first three months of 2000. This increase is principally due to businesses acquired in the second and third quarters of 2000.

         Interest expense for the three month period ended March 31, 2001 was $19 million, which was up slightly from the prior year level due to higher outstanding debt balances.

         Other income for the three month period ended March 31, 2001 includes a gain of $1 million on the sale of an investment.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $11 million at March 31, 2001 compared with $4 million at year-end 2000. During the first three months of 2001, the Company generated cash flow from operations of $6 million and had net borrowings of $33 million, which was used to make capital expenditures of $31 million.

         The Company had working capital of $162 million at March 31, 2001 as compared with $142 million at December 31, 2000. This increase in working capital principally reflects lower accrued liabilities and current portion of long-term debt and higher cash balances, partially offset by higher accounts payable and lower accounts receivables.

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

Other

         The Company plans to record restructuring and other charges of between $20 million and $25 million in the second quarter of 2001. The charge will be related to a workforce reduction of approximately 1,300 employees, several plant closings and the discontinuation of certain product lines. As a result, the Company's workforce will be reduced by approximately 12 percent. In addition, during the second quarter, the Company also will be evaluating the recoverability of certain of its assets, which may result in additional charges.

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

         NONE

Item 5.  Other Information

         NONE


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

         10.10 Credit Agreement, dated as of April 30, 1999, as amended and restated as of August 9, 2000, among the Company, Noma Company, the several lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and Bankers Trust Company as Documentation Agent.

         (b) The Company did not file any current reports on Form 8-K during the last quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       GENTEK INC.
                                           -------------------------------------
                                                       Registrant



Date      May 15, 2001          /s/ Richard R. Russell
      ------------------            -------------------------------------------
                                    Richard R. Russell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director



Date      May 15, 2001         /s/ Stewart A. Fisher
      ------------------           --------------------------------------------
                                    Stewart A. Fisher
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


      Exhibit No.                        Description                                       Page
      ----------                         -----------                                       -----
         10.10        Credit Agreement, dated as of April 30, 1999, as
                      amended and restated as of August 9, 2000, among GenTek
                      Inc., Noma Company, the several Lenders from time to time
                      parties thereto, The Chase Manhattan Bank, as
                      Administrative Agent, The Bank of Nova Scotia, as
                      Syndication Agent, and Bankers Trust Company as
                      Documentation Agent.

                            STATEMENT OF DIFFERENCES
                            ------------------------

The section symbol shall be expressed as................................'SS'

The less-than-or-equal-to sign shall be expressed as....................<=