Form 10-Q
period 2001-06-30
GENTEK INC
filed 2001-08-14
CIK 1077552

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     (Mark One)

         X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------           OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 2001
                                       OR
                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----------             OF THE SECURITIES EXCHANGE ACT OF 1934

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



       Registrant's telephone number, including area code: (603) 929-2264


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes   X          No
                                                    -------         -------

The number of shares of Common Stock outstanding at July 31, 2001 was 20,427,506. The number of shares of Class B Common Stock outstanding at July 31, 2001 was 4,750,107.


--------------------------------------------------------------------------------

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX


                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months and
         Six Months Ended June 30, 2001 and 2000....................................      1

         Consolidated Balance Sheets - June 30, 2001 and
          December 31, 2000.........................................................      2

         Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2001 and 2000..............................................      3

         Notes to the Consolidated Financial Statements.............................    4-15

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................    16-18

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.............     18

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings.....................................................     19

     Item 2.  Changes in Securities and Use of Proceeds.............................     19

     Item 3.  Defaults upon Senior Securities.......................................     19

     Item 4.  Submission of Matters to a Vote of Security Holders...................     19

     Item 5.  Other Information.....................................................     19

     Item 6.  Exhibits and Reports on Form 8-K......................................     19

     SIGNATURES.....................................................................     20

                          Part I. Financial Information


Item 1. Financial Statements


                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                       --------                     --------
                                                                  2001          2000           2001          2000
                                                                  ----          ----           ----          ----
Net revenues.................................................   $ 319,474      $364,858      $ 659,436      $707,703
Cost of sales................................................     263,981       263,078        527,548       515,542
Selling, general and administrative expense..................      80,170        52,278        135,081       105,711
Restructuring and impairment charges.........................     108,018          --          108,018          --
                                                                ---------      --------      ---------      --------
      Operating profit (loss)................................    (132,695)       49,502       (111,211)       86,450
Interest expense.............................................      18,631        18,191         37,491        36,399
Interest income..............................................         262           366            458           605
Other (income) expense, net..................................          79        (2,486)        (1,684)       (2,714)
                                                                ---------      --------      ---------      --------
      Income (loss) before income taxes......................    (151,143)       34,163       (146,560)       53,370
Income tax provision (benefit)...............................     (48,714)       13,022        (46,606)       22,588
                                                                ---------      --------      ---------      --------
           Net income (loss).................................   $(102,429)     $ 21,141      $ (99,954)     $ 30,782
                                                                =========      ========      =========      ========



Earnings (loss) per common share - basic:....................   $   (4.03)     $    .84      $   (3.94)     $   1.29
                                                                =========      ========      =========      ========

Earnings (loss) per common share - assuming dilution:........   $   (4.03)     $    .82      $   (3.94)     $   1.25
                                                                =========      ========      =========      ========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2001             2000
                                                                                        --------      ------------
                                                                                       (unaudited)
Current assets:
     Cash and cash equivalents..................................................    $      10,536     $       4,459
     Receivables, net...........................................................          199,886           230,983
     Inventories................................................................          134,216           147,160
     Deferred income taxes......................................................           47,054            23,778
     Other current assets.......................................................           18,758            16,255
                                                                                    -------------     -------------
         Total current assets...................................................          410,450           422,635
Property, plant and equipment, net..............................................          408,286           459,606
Goodwill, net...................................................................          333,129           376,505
Deferred income taxes...........................................................           68,441            30,521
Other assets....................................................................           47,646            61,455
                                                                                    -------------     -------------
         Total assets...........................................................    $   1,267,952     $   1,350,722
                                                                                    =============     =============


                      LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Accounts payable...........................................................       $  113,892        $  120,134
     Accrued liabilities........................................................          143,055           134,972
     Current portion of long-term debt..........................................           28,809            25,562
                                                                                       ----------        ----------
         Total current liabilities..............................................          285,756           280,668
Long-term debt..................................................................          828,611           793,250
Other liabilities...............................................................          225,713           229,146
                                                                                       ----------        ----------
         Total liabilities......................................................        1,340,080         1,303,064
                                                                                       ----------        ----------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized 10,000,000 shares;
       none issued or outstanding...............................................             --                --
     Common Stock, $.01 par value; authorized 100,000,000 shares;
       issued:   20,513,255 and 20,362,558 shares at
       June 30, 2001 and December 31, 2000, respectively........................              205               204
     Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding: 4,750,107 shares
       at June 30, 2001 and December 31, 2000...................................               48                48
     Paid in capital............................................................            3,903             3,710
     Accumulated other comprehensive loss.......................................          (26,476)           (9,175)
     Retained earnings (deficit)................................................          (48,724)           53,745
     Treasury stock, at cost:   85,749 and  63,847 shares at June 30, 2001
       and December 31, 2000, respectively......................................           (1,084)             (874)
                                                                                       ----------        ----------
         Total equity (deficit).................................................          (72,128)           47,658
                                                                                       ----------        ----------
         Total liabilities and equity (deficit).................................       $1,267,952        $1,350,722
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

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)




                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
       Net income (loss).....................................................            $(99,954)     $ 30,782
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization.......................................              37,108        32,067
         Asset impairment charges............................................              94,245           --
         Net loss (gain) on disposition of long-term assets..................                 801          (957)
         Long-term incentive plans...........................................                 (12)          182
         (Increase) decrease in receivables..................................              24,746       (13,467)
         (Increase) decrease in inventories..................................               5,797       (13,653)
         Increase (decrease) in accounts payable.............................              (4,237)          170
         Increase in accrued liabilities.....................................              10,790         2,377
         Decrease in other liabilities and assets, net.......................             (56,692)       (5,056)
                                                                                         --------      --------
             Net cash provided by operating activities.......................              12,592        32,445
                                                                                         --------      --------
Cash flows from investing activities:
       Capital expenditures..................................................             (47,816)      (27,213)
       Proceeds from sales or disposals of long-term assets..................               5,982         5,942
       Acquisition of businesses net of cash acquired*.......................                --         (32,455)
       Other investing activities............................................              (2,825)       (1,000)
                                                                                         --------      --------
             Net cash used for investing activities..........................             (44,659)      (54,726)
                                                                                         --------      --------
Cash flows from financing activities:
       Proceeds from sale of stock...........................................                --          37,973
       Proceeds from long-term debt..........................................              87,636        28,000
       Repayment of long-term debt...........................................             (47,430)      (35,639)
       Payment to acquire treasury stock.....................................                (210)          --
       Exercise of stock options.............................................                 206           --
       Dividends.............................................................              (1,255)       (2,498)
       Capital contributions.................................................                --           4,350
                                                                                         --------      --------
             Net cash provided by financing activities.......................              38,947        32,186
                                                                                         --------      --------
Effect of exchange rate changes on cash......................................                (803)       (1,672)
                                                                                         --------      --------
Increase in cash and cash equivalents........................................               6,077         8,233
Cash and cash equivalents at beginning of period.............................               4,459        20,687
                                                                                         --------      --------
Cash and cash equivalents at end of period...................................            $ 10,536      $ 28,920
                                                                                         ========      ========

Supplemental information:
       Cash paid for income taxes............................................            $  6,700      $ 13,613
                                                                                         ========      ========

       Cash paid for interest................................................            $ 37,046      $ 36,170
                                                                                         ========      ========

*Purchase of businesses net of cash acquired:
       Working capital, other than cash......................................            $  --         $ (1,475)
       Property, plant and equipment.........................................               --           (4,284)
       Other assets..........................................................               --          (29,119)
       Noncurrent liabilities................................................               --            2,423
                                                                                         --------      --------
         Net cash used to acquire businesses.................................            $  --         $(32,455)
                                                                                         ========      ========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments except for those charges discussed in Note 10) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)



Note 3 - Comprehensive Income

     Total comprehensive income is comprised of net income, foreign currency translation gains and losses and unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive income
(loss) for the three months ended June 30, 2001 and 2000 was $(106,822) and $16,512, respectively. Total comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was $(117,255) and $19,033, respectively.

Note 4 - Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.


The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:


                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                                       --------                          --------
                                                                   2001            2000             2001             2000
                                                                   ----            ----             ----             ----
Basic earnings per common share:
         Weighted average common shares
          Outstanding................................           25,420,750       25,135,758       25,379,936       23,946,322
                                                                ==========       ==========       ==========       ==========
Diluted earnings per common share:
         Weighted average common shares
          Outstanding................................           25,420,750       25,135,758       25,379,936       23,946,322
         Options and restricted units................                --             604,014           --              604,014
                                                                ----------       ----------       ----------       ----------
               Total.................................           25,420,750       25,739,772       25,379,936       24,550,336
                                                                ==========       ==========       ==========       ==========



     At June 30, 2001, options and restricted units were not included in the computation of diluted earnings per common share due to their antidilutive effect. At June 30, 2000 options to purchase 566,500 shares of common stock were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)



Note 5 - Additional Financial Information

                                                                            June 30,        December 31,
        Receivables:                                                          2001              2000
                                                                              ----              ----
                    Trade........................................            $229,315         $231,625
                    Other........................................               3,449            7,708
                    Allowance for doubtful accounts..............             (32,878)          (8,350)
                                                                             --------         --------
                                                                             $199,886         $230,983
                                                                             ========         ========
         Inventories:
                      Raw materials..............................            $ 55,965         $ 62,151
                      Work in process............................              21,351           23,654
                      Finished products..........................              53,329           56,632
                      Supplies and containers....................               3,571            4,723
                                                                             --------         --------
                                                                             $134,216         $147,160
                                                                             ========         ========


Note 6 - Long-Term Debt

         Long-term debt consists of the following:


                                                                                         June 30,      December 31,
                                                                       Maturities          2001            2000
                                                                       ----------          ----            ----
             Bank Term Loans - floating rates...................       2001-2007         $491,750        $495,375
             Revolving Credit Facility - floating rate..........          2005            126,000          94,000
             Senior Subordinated Notes - 11%....................          2009            200,000         200,000
             Other Debt - floating rates........................                           39,670          29,437
                                                                                         --------        --------
                   Total Debt...................................                          857,420         818,812
                   Less:  Current Portion.......................                           28,809          25,562
                                                                                         --------        --------
                   Net Long-Term Debt...........................                         $828,611        $793,250
                                                                                         ========        ========


Note 7 - Dividends

     On June 13, 2001, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 6, 2001, to shareholders of record on June 25, 2001.

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Note 8 - Related Party Transactions

Allocations

     Prior to its acquisition, Digital was a division of Prestolite Wire Corporation. Prestolite provided certain services to Digital such as accounting, legal, human resources, information technology and other corporate services. The accompanying statements of operations include allocations of $1,726 for the six months ended June 30, 2000. Interest expense of $2,639 for the six month period ended June 30, 2000, has been charged to Digital based on a net assets basis utilizing Prestolite's effective interest rate and the cash flows of Digital. These allocations were made consistently in each period prior to GenTek's acquisition of Digital, and management believes the allocations are reasonable. However, such allocations are not necessarily indicative of the level of expenses that might have been incurred had Digital been operating as a stand-alone entity or which might be expected to be incurred as part of GenTek.

Note 9 - Segment Information

     Industry segment information is summarized as follows:

                                                                     Total Revenues               Operating Profit
                                                                    Six Months Ended              Six Months Ended
                                                                        June 30,                      June 30,
                                                                        --------                      --------
                                                                     2001           2000           2001           2000
                                                                     ----           ----           ----           ----
Performance Products......................................         $181,792       $175,868     $ (44,062)       $20,904
Manufacturing.............................................          249,005        293,779        (8,722)        39,132
Communications ...........................................          228,639        238,056       (50,994)        29,152
                                                                   --------       --------     ---------        -------
         Total Segments...................................          659,436        707,703      (103,778)        89,188
Eliminations and other corporate expenses.................            --              --          (7,433)        (2,738)
                                                                   --------       --------     ---------        -------
Consolidated..............................................         $659,436       $707,703      (111,211)        86,450
                                                                   ========       ========
Interest expense..........................................                                        37,491         36,399
Other income, net.........................................                                         2,142          3,319
                                                                                               ---------        -------
Income (loss) before income taxes.........................                                     $(146,560)       $53,370
                                                                                               =========        =======


                                                                    Identifiable Assets
                                                                 June 30,       December 31,
                                                                   2001             2000
                                                                   ----             ----
Performance Products......................................       $  306,170      $  338,845
Manufacturing (1).........................................          465,434         475,103
Communications ...........................................          472,612         511,222
Corporate.................................................           23,736          25,552
                                                                 ----------      ----------
Consolidated..............................................       $1,267,952      $1,350,722
                                                                 ==========      ==========

(1) Includes equity method investments of $24,731 and $22,136, respectively.

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Note 10 - Second Quarter Charges

     In the current fiscal quarter, the Company recorded pre-tax charges to income totaling $150,769 which includes restructuring and impairment charges of $108,018 and other charges of $42,751.

Restructuring and Impairment Charges

     On May 9, 2001 the Company announced a restructuring program, consisting of a workforce reduction, several plant closings and the discontinuation of certain product lines. Included in the provision for restructuring and impairment charges are restructuring charges of $24,395 consisting of: $12,072 related to employee termination costs for approximately 1,600 employees; $10,622 associated with the write-down of assets resulting from plant closings and product line discontinuance; and $1,701 related primarily to lease obligations and other closure costs at facilities that will no longer be used. The employee terminations impact all of the Company's business segments, with the majority in the Manufacturing and Communciations segments. As of June 30, 2001, total headcount has been reduced by approximately 1,000 employees, of which approximately 400 were entitled to termination benefits. The following table summarizes the Company's accruals for restructuring costs:


                                           Employee                       Facility
                                       Termination Costs                 Exit Costs
                                       -----------------                 ----------
         Provision                         $12,072                        $1,701
         Amounts utilized                    1,754                           544
                                           -------                        ------
         Balance at June 30, 2001          $10,318                        $1,157
                                           =======                        ======

     Due to operating losses being experienced in certain of the Company's operations, during the second quarter management performed a comprehensive review of the Company's operations in order to assess the recoverability of its long-lived assets. As a result of this review, the Company recorded non-cash asset impairment charges of $83,623. These charges relate primarily to nine facilities in the Performance Products segment and certain intangible assets in the Communications segment. The charge for one of these facilities resulted from a principal customer's decision to close its plant. The fair value of the assets at this facility was determined based upon an appraisal. The charges for the other facilities resulted from changes in the principal markets served by these units. The fair value of the assets was determined based upon a calculation of the present value of expected future cash flows.

Selling, General and Administrative Expense

     Included in selling, general and administrative expense is a $26,320 charge principally related to a loss provision for accounts receivable for customers who have recently filed for bankruptcy or whose current financial condition and payment history indicate payment is doubtful. The Company will continue to monitor the status of these accounts and further adjustments may be necessary.

Cost of Sales

     Included in cost of sales is a $16,431 charge principally related to a loss provision for obsolete and excess inventory due to a significant decline in actual and forecasted revenue for certain of the Company's product lines as well as the discontinuation of certain of the Company's product lines.

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Note 11 - Summarized Financial Information

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

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2001



                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Eliminations  Consolidated
                                                          ------      ----------     ------------   ------------  ------------
Net revenues.........................................   $     --      $ 197,526        $134,765       $(12,817)   $ 319,474
Cost of sales........................................         --        173,866         102,932        (12,817)     263,981
Selling, general and administrative expense..........         704        52,848          26,618            --        80,170
Restructuring and impairment charges.................         --         94,735          13,283            --       108,018
                                                        ---------     ---------        --------       --------    ---------
    Operating profit (loss)..........................        (704)     (123,923)         (8,068)           --      (132,695)
Interest expense.....................................      14,915        14,206           3,749        (14,239)      18,631
Other (income) expense, net..........................     (14,329)       (5,647)          5,554         14,239         (183)
                                                        ---------     ---------        --------       --------    ---------
    Income (loss) before income taxes................      (1,290)     (132,482)        (17,371)           --      (151,143)
Income tax provision (benefit).......................     (16,480)      (29,029)         (3,205)           --       (48,714)
Equity in income (loss) from subsidiaries............    (117,619)      (14,166)            --         131,785         --
                                                        ---------     ---------        --------       --------    ---------
    Net income (loss)................................   $(102,429)    $(117,619)       $(14,166)      $131,785    $(102,429)
                                                        =========     =========        ========       ========    =========

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2000

                                                                        Subsidiary   Non-Guarantor
                                                             Parent     Guarantors   Subsidiaries   Eliminations  Consolidated
                                                             ------     ----------   ------------   ------------  ------------
Net revenues.........................................    $      --     $   219,170   $   156,225    $  (10,537)   $   364,858
Cost of sales........................................           --         167,160       106,455       (10,537)       263,078
Selling, general and administrative expense..........           670         22,769        28,839           --          52,278
                                                         ----------    -----------   -----------    ----------    -----------
    Operating profit.................................          (670)        29,241        20,931           --          49,502
Interest expense.....................................        11,804         13,473         4,647       (11,733)        18,191
Other (income) expense, net..........................       (11,643)          (506)       (2,436)       11,733         (2,852)
                                                         ----------    -----------   -----------    ----------    -----------
    Income before income taxes.......................          (831)        16,274        18,720           --          34,163
Income tax provision.................................          (329)         5,033         8,318           --          13,022
Equity in income from subsidiaries...................        21,643         10,402           --        (32,045)           --
                                                         ----------    -----------   -----------    ----------    ----------
    Net income.......................................    $   21,141    $    21,643   $    10,402    $  (32,045)   $    21,141
                                                         ==========    ===========   ===========    ==========    ===========


Condensed Consolidating Statement of Operations
Six months ended June 30, 2001

                                                                        Subsidiary   Non-Guarantor
                                                             Parent     Guarantors   Subsidiaries   Eliminations  Consolidated
                                                             ------     ----------   ------------   ------------  ------------
Net revenues.........................................     $     --       $ 410,187      $270,493      $(21,244)     $ 659,436
Cost of sales........................................           --         348,184       200,608       (21,244)       527,548
Selling, general and administrative expense..........         1,143         84,335        49,603           --         135,081
Restructuring and impairment charges.................           --          94,735        13,283           --         108,018
                                                          ---------      ---------      --------     ---------      ---------
    Operating profit (loss)..........................        (1,143)      (117,067)        6,999           --        (111,211)
Interest expense.....................................        30,311         29,535         7,224       (29,579)        37,491
Other (income) expense, net..........................       (29,432)        (8,318)        6,029        29,579         (2,142)
                                                          ---------      ---------      --------     ---------      ---------
    Income (loss) before income taxes................        (2,022)      (138,284)       (6,254)          --        (146,560)
Income tax provision (benefit).......................       (16,772)       (31,103)        1,269           --         (46,606)
Equity in income (loss) from subsidiaries............      (114,704)        (7,523)           --       122,227            --
                                                          ---------      ---------      --------      --------      ---------
    Net income (loss)................................     $ (99,954)     $(114,704)      $ (7,523)     $122,227      $ (99,954)
                                                          =========      =========      ========      ========      =========

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)



Condensed Consolidating Statement of Operations
Six Months ended June 30, 2000



                                                                        Subsidiary  Non-Guarantor
                                                             Parent     Guarantors   Subsidiaries   Eliminations  Consolidated
                                                             ------     ----------   ------------   ------------  ------------
Net revenues.........................................        $    --     $422,543     $305,815      $(20,655)       $707,703
Cost of sales........................................             --      324,438      211,759       (20,655)        515,542
Selling, general and administrative expense..........           1,557      48,077       56,077           --          105,711
                                                             --------    --------     --------      --------        --------
    Operating profit.................................          (1,557)     50,028       37,979           --           86,450
Interest expense.....................................          23,482      27,190       12,226       (26,499)         36,399
Other (income) expense, net..........................         (23,467)     (3,955)      (2,396)       26,499          (3,319)
                                                             --------    --------     --------      --------        --------
    Income before income taxes.......................          (1,572)     26,793       28,149           --           53,370
Income tax provision.................................            (622)     10,920       12,290           --           22,588
Equity in income from subsidiaries...................          31,732      15,859          --        (47,591)            --
                                                             --------    --------     --------      --------        --------
    Net income.......................................        $ 30,782    $ 31,732     $ 15,859      $(47,591)       $ 30,782
                                                             ========    ========     ========      ========        ========


                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Condensed Consolidating Balance Sheet
June 30, 2001

                                                                      Subsidiary   Non-Guarantor
                                                       Parent         Guarantors   Subsidiaries   Eliminations  Consolidated
                                                       ------         ----------   ------------   ------------  ------------
Current assets:
    Cash and cash equivalents....................     $    --         $   5,653      $  4,883       $    --     $   10,536
    Receivables, net.............................          --           112,937        86,949            --        199,886
    Inventories..................................          --            80,759        53,457            --        134,216
    Other current assets.........................          547           48,051        17,214            --         65,812
                                                      --------        ---------      --------       --------    ----------
       Total current assets......................          547          247,400       162,503            --        410,450
Property, plant and equipment, net...............          --           277,134       131,152            --        408,286
Goodwill, net....................................          --           101,702       231,427            --        333,129
Intercompany receivable (payable)................      672,999         (679,689)        6,690            --           --
Investment in subsidiaries.......................      (55,270)         189,160           --         (133,890)        --
Other assets.....................................        2,895          105,847         7,345            --        116,087
                                                      --------        ---------      --------       ---------   ----------
       Total assets..............................     $621,171        $ 241,554      $539,117       $(133,890)  $1,267,952
                                                      ========        =========      ========       =========   ==========
Current liabilities:
    Accounts payable.............................     $    188        $  72,008      $ 41,696       $    --     $  113,892
    Accrued liabilities..........................       14,610           77,554        50,891            --        143,055
    Current portion of long-term debt............        9,500              134        19,175            --         28,809
                                                      --------        ---------      --------       ---------   ----------
       Total current liabilities.................       24,298          149,696       111,762            --        285,756
Long-term debt...................................      661,250            3,650       163,711            --        828,611
Other liabilities................................        7,751          143,478        74,484            --        225,713
                                                      --------        ---------      --------       ---------   ----------
       Total liabilities.........................      693,299          296,824       349,957            --      1,340,080
Equity (deficit).................................      (72,128)         (55,270)      189,160        (133,890)     (72,128)
                                                      ---------       ----------     --------       ---------   ----------
       Total liabilities and equity (deficit)....     $621,171        $ 241,554      $539,117       $(133,890)  $1,267,952
                                                      ========        =========      ========       =========   ==========

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Condensed Consolidating Balance Sheet
December 31, 2000

                                                                      Subsidiary   Non-Guarantor
                                                      Parent          Guarantors   Subsidiaries   Eliminations   Consolidated
                                                      ------          ----------   ------------   ------------   ------------
Current assets:
    Cash and cash equivalents....................     $    --        $  (4,889)      $  9,348      $    --       $    4,459
    Receivables, net.............................          --          131,775         99,208           --          230,983
    Inventories..................................          --           89,471         57,689           --          147,160
    Other current assets.........................          186          21,630         18,217           --           40,033
                                                      --------       ---------       --------      ---------     ----------
       Total current assets......................          186         237,987        184,462           --          422,635
Property, plant and equipment, net...............          --          319,374        140,232           --          459,606
Goodwill, net....................................          --          126,505        250,000           --          376,505
Intercompany receivable (payable)................      643,282        (641,391)        (1,891)          --             --
Investment in subsidiaries.......................       72,602         227,334            --        (299,936)          --
Other assets.....................................          245          81,424         10,307           --           91,976
                                                      --------       ---------       --------      ---------     ----------
       Total assets..............................     $716,315       $ 351,233       $583,110      $(299,936)    $1,350,722
                                                      ========       =========       ========      =========     ==========
Current liabilities:
    Accounts payable.............................     $     29       $  72,132       $ 47,973      $    --       $  120,134
    Accrued liabilities..........................       26,120          59,988         48,864           --          134,972
    Current portion of long-term debt............        7,625             154         17,783           --           25,562
                                                      --------       ---------       --------      ---------     ----------
       Total current liabilities.................       33,774         132,274        114,620           --          280,668
Long-term debt...................................      634,000             799        158,451           --          793,250
Other liabilities................................          883         145,558         82,705           --          229,146
                                                      --------       ---------       --------      ---------     ----------
       Total liabilities.........................      668,657         278,631        355,776           --        1,303,064
Equity...........................................       47,658          72,602        227,334       (299,936)        47,658
                                                      --------       ---------       --------      ---------     ----------
       Total liabilities and equity..............     $716,315       $ 351,233       $583,110      $(299,936)    $1,350,722
                                                      ========       =========       ========      =========     ==========

                                   GENTEK INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Condensed Consolidating Statement of Cash Flows
Six Months ended June 30, 2001


                                                                                          Non-
                                                                        Subsidiary     Guarantor
                                                           Parent       Guarantors    Subsidiaries   Consolidated
                                                           ------       ----------    ------------   ------------
Net cash provided by (used in) operating
 activities........................................       $  7,271       $(14,203)      $ 19,524      $ 12,592
                                                          --------       --------       --------      --------
Net cash provided by (used in) investing
 activities........................................            --         (34,763)        (9,896)     (44,659)
                                                          --------       --------       ---------     --------
Cash flows from financing activities:
    Intercompany cash transfers....................        (35,137)        51,751         (16,614)          --
    Other..........................................         27,866          7,757          3,324        38,947
                                                          --------       --------       --------      --------
Net cash provided by (used in) financing
 activities........................................         (7,271)        59,508        (13,290)       38,947
                                                          --------       --------       --------      --------
Effect of exchange rates on cash...................            --             --            (803)         (803)
                                                          --------       --------       --------      --------
Increase (decrease) in cash and cash
 equivalents.......................................            --          10,542         (4,465)        6,077
Cash and cash equivalents at beginning
 of year...........................................            --          (4,889)         9,348         4,459
                                                          --------       --------       --------      --------
Cash and cash equivalents at end of year...........       $    --        $  5,653       $  4,883      $ 10,536
                                                          ========       ========       ========      ========

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Condensed Consolidating Statement of Cash Flows
Six Months ended June 30, 2000

                                                                                       Non-
                                                                     Subsidiary     Guarantor
                                                          Parent     Guarantors    Subsidiaries   Consolidated
                                                          ------     ----------    ------------   ------------
Net cash provided by (used in) operating
 activities........................................      $ 19,863      $ (5,054)       $17,636     $ 32,445
                                                         --------      --------        -------     --------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired......................................           --        (32,455)           --       (32,455)
    Other..........................................           --        (13,085)        (9,186)     (22,271)
                                                         --------      --------        -------     --------
Net cash provided by (used in) investing
 activities........................................           --        (45,540)        (9,186)     (54,726)
                                                         --------      --------        -------     --------
Cash flows from financing activities:
    Proceeds from sale of stock....................        37,973           --             --        37,973
    Intercompany cash transfers....................       (58,384)       49,446          8,938          --
    Other..........................................           502          (636)        (5,653)      (5,787)
                                                         --------      --------        -------     --------
Net cash provided by (used in) financing
 activities........................................       (19,909)       48,810          3,285       32,186
                                                         --------      --------        -------     --------
Effect of exchange rates on cash...................           --            --          (1,672)      (1,672)
                                                         --------      --------        -------     --------
Increase (decrease) in cash and cash
 equivalents.......................................           (46)       (1,784)        10,063        8,233
Cash and cash equivalents at beginning
 of year...........................................            51         6,175         14,461       20,687
                                                         --------      --------        -------     --------
Cash and cash equivalents at end of year...........      $      5      $  4,391        $24,524     $ 28,920
                                                         ========      ========        =======     ========

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

Results of Operations

     Net revenues for the three and six-month periods ended June 30, 2001 decreased by $45 million and $48 million, respectively, over the comparable prior year levels. The decrease for the second quarter is principally due to lower volumes in the Communications segment and the Manufacturing segment reflecting the economic slowdown in the Telecommunications and Automotive industries. The year-to-date decrease reflects lower volumes in the Manufacturing and Communications segments reflecting the economic slowdown, partially offset by higher sales in the Performance Products segment, principally due to higher volumes in the environmental services and technology markets.

     Gross profit for the three and six-month periods ended June 30, 2001 decreased by $46 million and $60 million, respectively, over the comparable prior year periods. These decreases reflect the lower volumes in the Communications and Manufacturing segments, lower pricing in the Manufacturing segment and higher spending in the Performance Products segment. In addition, the Company recorded a charge of $16 million to cost of sales principally due to obsolete and excess inventory, discontinued products, and fixed asset write-offs.

     Selling, general and administrative expense increased by $28 million and $29 million for the three and six month periods ended June 30, 2001 as compared to the prior year levels. These increases are related to a $26 million charge the Company recorded principally due to a loss provision for accounts receivable for customers who have recently filed for bankruptcy or whose current financial condition and payment history indicate payment is doubtful. The Company will continue to monitor the status of these accounts and further adjustments may be necessary.

     Interest expense was $19 million and $37 million for the three and six month periods ended June 30, 2001, respectively, up slightly from the comparable prior year periods due to higher outstanding debt balances.

Restructuring and Impairment Charges

     As previously announced on May 9, 2001, the Company approved a plan to reduce its workforce, close several plants and discontinue certain product lines. Further, due to operating losses being experienced in certain of the Company's operations, during the second quarter management performed a comprehensive review of the Company's operations in order to assess the recoverability of its long-lived assets. As a result of the above actions, the Company has recorded restructuring and impairment charges of approximately
$108 million during the quarter ended June 30, 2001. The $108 million is comprised of $12 million related to employee termination costs, $10 million for asset writedowns related to management's decision to exit a business, $2 million for lease obligations and other closure costs for facilities which will no longer be used, and $84 million of asset impairment charges related to long-lived assets utilized in the Company's Performance Products and Communications segments. The Company expects to substantially complete implementation of its restructuring program by the end of the first quarter of 2002. Cash payments charged against the restructuring liability totaled $2 million for employee termination costs and $0.5 million for facility exit costs in the quarter ended June 30, 2001. Management expects that cash outlays related to the restructuring program will be substantially completed by the end of 2002. Management intends to fund these cash outlays from cash flow generated by operations. Management expects that the actions described above will result in an estimated reduction of annual depreciation and amortization expense of approximately $8 million and an estimated reduction in employee and facility related expense and cash flows of approximately $25 million. The Company expects to begin to realize these reductions in the latter half of fiscal 2001. Management does not believe that the actions described above will have a material impact on revenues.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $11 million at June 30, 2001 compared with $4 million at year-end 2000. During the first six months of 2001, the Company generated cash flow from operations of $13 million and had net proceeds from long-term debt of $40 million, which was used to make capital expenditures of $48 million.

     The Company had working capital of $125 million at June 30, 2001 as compared with $142 million at December 31, 2000. This decrease reflects provisions for bad debt, inventory obsolescence, and severance as previously discussed, partially offset by the related deferred taxes.

     The Company's senior credit facility with a syndicate of banks and other financial institutions consists of $500 million of term loans and a $300 million revolving credit facility. At June 30, 2001, the Company had $126 million in borrowings, letters of credit of $28 million and the ability to borrow an additional $146 million, under its revolving credit facility. The Company recently finalized several amendments to the financial covenants and other terms of the credit facility. As a result of such amendments, the interest rate on $199 million of term loans has been increased by 0.50%, on $293 million of term loans by 0.75% and on the borrowings under the revolving facility by 0.75%. These amendments provide for more flexible financial covenants for the second half of 2001 and for 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, sales of assets and related matters through 2002. In addition, the lenders have a security interest in certain real property, intellectual property and other assets of the Company in the United States and Canada.

     Management believes that cash flows and borrowings under the revolving portion of its credit facility will be sufficient to cover future interest expense, capital expenditures and working capital requirements.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

       NONE


Item 3. Defaults Upon Senior Securities

       NONE


Item 4. Submission of Matters to a Vote of Security Holders

     On May 16, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, Paul M. Montrone, Paul M. Meister, John W. Gildea, Bruce L. Koepfgen, Richard R. Russell, Scott M. Sperling and Ira Stepanian were each elected as a director of the Company to serve a one year term which will expire at the 2002 Annual Meeting of Stockholders and until a successor has been duly elected and qualified. For Paul M. Montrone, 63,824,358 votes were cast in favor and 915,343 votes were cast against. For Paul M. Meister, 64,532,440 votes were cast in favor and 207,261 votes were cast against. For John W. Gildea, 64,529,786 votes were cast in favor and 209,915 votes were cast against. For Bruce L. Koepfgen, 64,532,841 votes were cast in favor and 206,860 votes were cast against. For Richard R. Russell, 64,132,807 votes were cast in favor and 606,894 votes were cast against. For Scott M. Sperling, 64,532,640 votes were cast in favor and 207,061 votes were cast against. For Ira Stepanian, 64,532,841 votes were cast in favor and 206,860 votes were cast against.

     The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors; 64,628,602 votes were cast in favor of the ratification, 32,920 were votes against and 78,179 abstained.


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



                                                                                     GENTEK INC.
                                                              -----------------------------------------------------
                                                                                     Registrant



Date           August 13, 2001                                /s/Richard R. Russell
         ---------------------------                             --------------------------------------------------
                                                                 Richard R. Russell
                                                                 President and Chief Executive Officer
                                                                 (Principal Executive Officer) and Director



Date         August 13, 2001                                  /s/Stewart A. Fisher
         ---------------------------                             -------------------------------------------------
                                                                 Stewart A. Fisher
                                                                 Vice President and Chief Financial Officer
                                                                 (Principal Financial and Accounting Officer)