Form 10-Q
period 2001-09-30
GENTEK INC
filed 2001-11-08
CIK 1077552

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---------            OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001
                                      OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------             OF THE SECURITIES EXCHANGE ACT OF 1934

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


The number of shares of Common Stock outstanding at October 31, 2001 was 20,465,950. The number of shares of Class B Common Stock outstanding at October 31, 2001 was 4,750,107.


================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months and
              Nine Months Ended September 30, 2001 and 2000.........................................      1

         Consolidated Balance Sheets - September 30, 2001 and
              December 31, 2000.....................................................................      2

         Consolidated Statements of Cash Flows - Nine Months
              Ended September 30, 2001 and 2000.....................................................      3

         Notes to the Consolidated Financial Statements.............................................    4-15

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................   16-18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................     18

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings.....................................................................     19

     Item 2.  Changes in Securities and Use of Proceeds.............................................     19

     Item 3.  Defaults upon Senior Securities.......................................................     19

     Item 4.  Submission of Matters to a Vote of Security Holders...................................     19

     Item 5.  Other Information.....................................................................     19

     Item 6.  Exhibits and Reports on Form 8-K......................................................     19

     SIGNATURES.....................................................................................     20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                September 30,
                                                                             -------------                -------------
                                                                          2001          2000           2001          2000
                                                                          ----          ----           ----          ----
Net revenues........................................................     $299,698      $362,421      $ 959,134     $1,070,124
Cost of sales.......................................................      232,809       263,684        760,357        779,226
Selling, general and administrative expense.........................       49,147        53,950        184,228        159,661
Restructuring and impairment charges................................        2,910            --        110,928             --
Purchased in-process research and development.......................           --         5,800             --          5,800
                                                                         --------      --------      ---------     ----------
      Operating profit (loss).......................................       14,832        38,987        (96,379)       125,437
Interest expense....................................................       18,858        19,061         56,349         55,460
Interest income.....................................................          346           484            804          1,088
Other (income) expense, net.........................................          745          (647)          (939)        (3,362)
                                                                         --------      --------      ---------     ----------
      Income (loss) before income taxes.............................       (4,425)       21,057       (150,985)        74,427
Income tax provision (benefit)......................................       (4,615)       10,055        (51,221)        32,643
                                                                         --------      --------      ---------     ----------
           Net income (loss)........................................     $    190      $ 11,002      $ (99,764)    $   41,784
                                                                         ========      ========      =========     ==========

Earnings (loss) per common share - basic:...........................     $    .01      $    .44      $   (3.92)    $     1.71
                                                                         ========      ========      =========     ==========

Earnings (loss) per common share - assuming dilution:...............     $    .01      $    .43      $   (3.92)    $     1.67
                                                                         ========      ========      =========     ==========



      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS


                                                                                        September 30,     December 31,
                                                                                             2001             2000
                                                                                             ----             ----
                                                                                         (unaudited)
Current assets:
     Cash and cash equivalents.....................................................       $    7,197       $     4,459
     Receivables, net..............................................................          203,737           230,983
     Inventories...................................................................          135,536           147,160
     Deferred income taxes.........................................................           46,197            23,778
     Other current assets..........................................................           14,439            16,255
                                                                                          ----------       -----------
         Total current assets......................................................          407,106           422,635
Property, plant and equipment, net.................................................          415,821           459,606
Goodwill, net......................................................................          340,339           376,505
Deferred income taxes..............................................................           67,187            30,521
Other assets.......................................................................           48,509            61,455
                                                                                          ----------       -----------
         Total assets..............................................................       $1,278,962       $ 1,350,722
                                                                                          ==========       ===========


                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Accounts payable..............................................................       $  115,080       $   120,134
     Accrued liabilities...........................................................          134,770           134,972
     Current portion of long-term debt.............................................           30,472            25,562
                                                                                          ----------       -----------
         Total current liabilities.................................................          280,322           280,668
Long-term debt.....................................................................          831,726           793,250
Other liabilities..................................................................          237,832           229,146
                                                                                          ----------       -----------
         Total liabilities.........................................................        1,349,880         1,303,064
                                                                                          ----------       -----------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized 10,000,000 shares;
       none issued or outstanding..................................................               --                --
     Common Stock, $.01 par value; authorized 100,000,000 shares;
       issued: 20,571,554 and 20,362,558 shares at
       September 30, 2001 and December 31, 2000, respectively......................              206               204
     Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding: 4,750,107 shares
       at September 30, 2001 and December 31, 2000.................................               48                48
     Paid in capital...............................................................            3,809             3,710
     Accumulated other comprehensive loss..........................................          (24,033)           (9,175)
     Retained earnings (deficit)...................................................          (49,797)           53,745
     Treasury stock, at cost: 106,206 and 63,847 shares at September 30,
       2001 and December 31, 2000, respectively....................................           (1,151)             (874)
                                                                                          ----------       -----------
         Total equity (deficit)....................................................          (70,918)           47,658
                                                                                          ----------       -----------
         Total liabilities and equity (deficit)....................................       $1,278,962       $ 1,350,722
                                                                                          ==========       ===========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                          -------------------
                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
       Net income (loss).....................................................            $(99,764)     $  41,784
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization.......................................              53,520         50,326
         Asset impairment charges............................................              94,245           --
         Purchased in-process research and development.......................               --             5,800
         Net gain on disposition of long-term assets.........................              (1,219)          (966)
         Long-term incentive plans...........................................                (103)           616
         (Increase) decrease in receivables..................................              20,555        (28,482)
         (Increase) decrease in inventories..................................               5,949        (16,947)
         Increase (decrease) in accounts payable.............................                (825)         8,430
         Increase in accrued liabilities.....................................               1,154          9,639
         Decrease in other liabilities and assets, net.......................             (53,327)        (8,415)
                                                                                         --------      ---------
             Net cash provided by operating activities.......................              20,185         61,785
                                                                                         --------      ---------
Cash flows from investing activities:
       Capital expenditures..................................................             (63,153)       (55,409)
       Proceeds from sales or disposals of long-term assets..................               8,643          6,201
       Acquisition of businesses net of cash acquired*.......................               --          (135,928)
       Other investing activities............................................              (3,718)        (3,646)
                                                                                         --------      ---------
             Net cash used for investing activities..........................             (58,228)      (188,782)
                                                                                         --------      ---------
Cash flows from financing activities:
       Proceeds from sale of stock...........................................               --            37,973
       Proceeds from long-term debt..........................................              93,551        275,522
       Repayment of long-term debt...........................................             (49,372)      (185,449)
       Payment to acquire treasury stock.....................................                (277)          (597)
       Exercise of stock options.............................................                 206            292
       Dividends.............................................................              (2,515)        (3,752)
       Capital contributions.................................................               --             3,982
                                                                                         --------      ---------
             Net cash provided by financing activities.......................              41,593        127,971
                                                                                         --------      ---------
Effect of exchange rate changes on cash......................................                (812)        (1,922)
                                                                                         --------      ---------
Increase (decrease) in cash and cash equivalents.............................               2,738           (948)
Cash and cash equivalents at beginning of period.............................               4,459         20,687
                                                                                         --------      ---------
Cash and cash equivalents at end of period...................................            $  7,197      $  19,739
                                                                                         ========      =========

Supplemental information:
       Cash paid for income taxes............................................            $  7,998      $  22,987
                                                                                         ========      =========

       Cash paid for interest................................................            $ 62,210      $  59,037
                                                                                         ========      =========

*Purchase of businesses net of cash acquired:
       Working capital, other than cash......................................            $  --         $  (2,631)
       Property, plant and equipment.........................................               --            (6,040)
       Other assets..........................................................               --           (39,180)
       Noncurrent liabilities................................................               --             1,923
                                                                                         --------      ---------
       Cash used to acquire businesses.......................................               --           (45,928)
       Cash to acquire Digital Communications Group..........................               --           (90,000)
                                                                                         --------      ---------
       Total cash used to acquire businesses.................................            $  --         $(135,928)
                                                                                         ========      =========



      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments except for those charges discussed in Notes 10 and 11) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Summary of Significant Accounting Policies

         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The effect of the adoption of these pronouncements was a reduction of approximately $3.0 million ($4.9 million pre-tax) to other comprehensive income attributable to the net liability to be recorded for cash flow hedges.

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

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for years beginning after December 15, 2001. The Company is currently evaluating the impact that adoption of each of these standards will have on its consolidated financial statements.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)



Note 3 - Comprehensive Income

         Total comprehensive income is comprised of net income, foreign currency translation gains and losses and unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive income for the three months ended September 30, 2001 and 2000 was $2,633 and $842, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 was $(114,622) and $19,875, respectively.

Note 4 - Earnings Per Share

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.


         The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:


                                                                    Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                                      -------------                       -------------
                                                                   2001             2000             2001            2000
                                                                   ----             ----             ----            ----
Basic earnings per common share:
         Weighted average common shares
          Outstanding................................           25,503,468       25,285,153       25,423,347       24,431,351
                                                                ==========       ==========       ==========      ===========
Diluted earnings per common share:
         Weighted average common shares
          Outstanding................................           25,503,468       25,285,153       25,423,347       24,431,351
         Options and restricted units................               32,844          544,402               --          518,386
                                                                ----------       ----------       ----------      -----------
               Total.................................           25,536,312       25,829,555       25,423,347       24,949,737
                                                                ==========       ==========       ==========      ===========

         For the three months ended September 30, 2001 and 2000, options to purchase 2,781,000 and 389,500 shares, respectively, of common stock and for the nine months ended September 30, 2000, options to purchase 869,933 shares of common stock were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. For the nine months ended September 30, 2001, options and restricted units were not included in the computation of diluted earnings per common share due to their antidilutive effect.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)



Note 5 - Additional Financial Information


                                                                          September 30,     December 31,
                                                                              2001              2000
                                                                              ----              ----
        Receivables:
                    Trade........................................            $232,913         $231,625
                    Other........................................               2,561            7,708
                    Allowance for doubtful accounts..............             (31,737)          (8,350)
                                                                             --------         --------
                                                                             $203,737         $230,983
                                                                             ========         ========

        Inventories:
                    Raw materials................................            $ 57,254         $ 62,151
                    Work in process..............................              22,414           23,654
                    Finished products............................              52,419           56,632
                    Supplies and containers......................               3,449            4,723
                                                                             --------         --------
                                                                             $135,536         $147,160
                                                                             ========         ========


Note 6 - Long-Term Debt

         Long-term debt consists of the following:

                                                                                      September 30,    December 31,
                                                                       Maturities          2001            2000
                                                                       ----------          ----            ----
             Bank Term Loans - floating rates...................       2001-2007         $489,000        $495,375
             Revolving Credit Facility - floating rate..........          2005            140,000          94,000
             Senior Subordinated Notes - 11%....................          2009            200,000         200,000
             Other Debt - floating rates........................                           33,198          29,437
                                                                                         --------        --------
                   Total Debt...................................                          862,198         818,812
                   Less:  Current Portion.......................                           30,472          25,562
                                                                                         --------        --------
                   Net Long-Term Debt...........................                         $831,726        $793,250
                                                                                         ========        ========

Note 7 - Dividends

         On September 20, 2001, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable October 15, 2001, to shareholders of record on October 1, 2001.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 8 - Related Party Transactions

Allocations

         Prior to its acquisition, Digital was a division of Prestolite Wire Corporation. Prestolite provided certain services to Digital such as accounting, legal, human resources, information technology and other corporate services. The accompanying statements of operations include allocations of $2,292 for the nine months ended September 30, 2000. Interest expense of $3,518 for the nine month period ended September 30, 2000, has been charged to Digital based on a net assets basis utilizing Prestolite's effective interest rate and the cash flows of Digital. These allocations were made consistently in each period prior to GenTek's acquisition of Digital, and management believes the allocations are reasonable. However, such allocations are not necessarily indicative of the level of expenses that might have been incurred had Digital been operating as a stand-alone entity or which might be expected to be incurred as part of GenTek.

Note 9 - Segment Information

         Industry segment information is summarized as follows:

                                                                        Net Revenues                  Operating Profit
                                                                     Nine Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                   ---------------------            -------------------
                                                                   2001             2000            2001           2000
                                                                   ----             ----            ----           ----
Performance Products......................................         $275,879      $  269,100       $ (32,008)      $ 31,838
Manufacturing.............................................          363,798         428,456             349         52,952
Communications............................................          319,457         372,568         (56,215)        44,210
                                                                   --------      ----------       ---------       --------
         Total Segments...................................          959,134       1,070,124         (87,874)       129,000
Eliminations and other corporate expenses.................               --              --          (8,505)        (3,563)
                                                                   --------      ----------       ---------       --------
Consolidated..............................................         $959,134      $1,070,124         (96,379)       125,437
                                                                   ========      ==========
Interest expense..........................................                                           56,349         55,460
Other income, net.........................................                                            1,743          4,450
                                                                                                  ---------       --------
Income (loss) before income taxes.........................                                        $(150,985)      $ 74,427
                                                                                                  =========       ========



                                                                   Identifiable Assets
                                                              September 30,    December 31,
                                                                  2001             2000
                                                                  ----             ----
Performance Products......................................     $  313,774       $  338,845
Manufacturing (1).........................................        460,999          475,103
Communications ...........................................        481,683          511,222
Corporate.................................................         22,506           25,552
                                                               ----------       ----------
Consolidated..............................................     $1,278,962       $1,350,722
                                                               ==========       ==========


(1) Includes equity method investments of $24,526 and $22,136, respectively.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 10 -  Restructuring and Impairment Charges

         On May 9, 2001 the Company announced a restructuring program, consisting of a workforce reduction, several plant closings and the discontinuation of certain product lines. During the second quarter, the Company recorded restructuring charges of $24,395 consisting of: $12,072 related to employee termination costs for approximately 1,600 employees; $10,622 associated with the write-down of assets resulting from plant closings and product line discontinuance; and $1,701 related primarily to lease obligations and other closure costs at facilities that will no longer be used. During the third quarter, the Company recorded additional restructuring charges of $2,910, related entirely to employee termination costs for an additional 160 employees. The employee terminations impacted all of the Company's business segments, with the majority in the Manufacturing and Communications segments. As of September 30, 2001, approximately 800 employees have been terminated pursuant to the restructuring program. The following tables summarize the Company's accruals for restructuring costs:


                                                 Employee                       Facility
                                             Termination Costs                 Exit Costs
                                             -----------------                 ----------
         Provisions                              $14,982                         $1,701
         Amounts utilized                          4,933                            769
                                                 -------                         ------
         Balance at September 30, 2001           $10,049                         $  932
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

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 11 - Other Charges

Selling, General and Administrative Expense

         Included in selling, general and administrative expense for the nine months ended September 30, 2001 is a $26,320 charge principally related to a loss provision for accounts receivable for customers who have recently filed for bankruptcy or whose current financial condition and payment history indicate payment is doubtful. The Company will continue to monitor the status of these accounts and further adjustments may be necessary.

Cost of Sales

         Included in cost of sales for the nine months ended September 30, 2001 is a $16,431 charge principally related to a loss provision for obsolete and excess inventory due to a significant decline in actual and forecasted revenue for certain of the Company's product lines as well as the discontinuation of certain of the Company's product lines.

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2001

                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Eliminations  Consolidated
                                                          ------      ----------     ------------   ------------  ------------
Net revenues......................................       $    --       $187,839        $123,453       $(11,594)     $299,698
Cost of sales.....................................            --        153,737          90,666        (11,594)      232,809
Selling, general and administrative expense.......            561        33,631          14,955          --           49,147
Restructuring and impairment charges..............            --          2,740             170          --            2,910
                                                         --------      --------        --------       --------      --------
    Operating profit..............................           (561)       (2,269)         17,662          --           14,832
Interest expense..................................         15,184        24,287           4,488        (25,101)       18,858
Other (income) expense, net.......................        (14,000)        2,584         (13,286)        25,101           399
                                                         --------      --------        --------       --------      --------
    Income (loss) before income taxes.............         (1,745)      (29,140)         26,460          --           (4,425)
Income tax provision (benefit)....................           (630)      (12,846)          8,861          --           (4,615)
Equity in income from subsidiaries................          1,305        17,599             --         (18,904)         --
                                                         --------      --------        --------       --------      --------
    Net income ...................................       $    190      $  1,305        $ 17,599       $(18,904)     $    190
                                                         ========      ========        ========       ========      ========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2000


                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Eliminations  Consolidated
                                                          ------      ----------     ------------   ------------  ------------
Net revenues.........................................    $     --      $219,230        $156,564       $(13,373)     $362,421
Cost of sales........................................          --       168,770         108,287        (13,373)      263,684
Selling, general and administrative expense..........         733        31,889          27,128             --        59,750
                                                         --------      --------        --------       --------      --------
    Operating profit.................................        (733)       18,571          21,149             --        38,987
Interest expense.....................................      13,845        15,015           4,117        (13,916)       19,061
Other (income) expense, net..........................     (13,825)       (1,680)            458         13,916        (1,131)
                                                         --------      --------        --------       --------      --------
    Income before  income taxes......................        (753)        5,236          16,574             --        21,057
Income tax provision (benefit).......................        (298)        2,304           8,049             --        10,055
Equity in income from subsidiaries...................      11,457         8,525              --        (19,982)           --
                                                         --------      --------        --------       --------      --------
    Net income.......................................    $ 11,002      $ 11,457        $  8,525       $(19,982)     $ 11,002
                                                         ========      ========        ========       ========      ========



Condensed Consolidating Statement of Operations
Nine months ended September 30, 2001


                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Eliminations  Consolidated
                                                          ------      ----------     ------------   ------------  ------------
Net revenues.........................................    $     --      $598,026        $393,946       $(32,838)    $ 959,134
Cost of sales........................................          --       501,921         291,274        (32,838)      760,357
Selling, general and administrative expense..........       1,704       117,966          64,558           --         184,228
Restructuring and impairment charges.................          --        98,008          12,920           --         110,928
                                                         --------      --------        --------       --------     ---------
    Operating profit (loss)..........................      (1,704)     (119,869)         25,194           --         (96,379)
Interest expense.....................................      45,495        53,822          11,712        (54,680)       56,349
Other (income) expense, net..........................     (43,432)       (5,734)         (7,257)        54,680        (1,743)
                                                         --------      --------        --------       --------     ---------
    Income (loss) before income taxes................      (3,767)     (167,957)         20,739           --        (150,985)
Income tax provision (benefit).......................      (1,277)      (56,975)          7,031           --         (51,221)
Equity in income (loss) from subsidiaries............     (97,274)       13,708            --           83,566          --
                                                         --------      --------        --------       --------     ---------
    Net income (loss)................................    $(99,764)     $(97,274)       $ 13,708       $ 83,566     $ (99,764)
                                                         ========      ========        ========       ========     =========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Nine Months ended September 30, 2000



                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Eliminations  Consolidated
                                                          ------      ----------     ------------   ------------  ------------
Net revenues.........................................    $    --       $641,685        $462,468       $(34,029)    $1,070,124
Cost of sales........................................         --        493,119         320,136        (34,029)       779,226
Selling, general and administrative expense..........       2,291        79,966          83,204            --         165,461
                                                         --------      --------        --------       --------     ----------
    Operating profit.................................      (2,291)       68,600          59,128            --         125,437
Interest expense.....................................      37,327        42,205          16,343        (40,415)        55,460
Other (income) expense, net..........................     (37,291)       (5,636)         (1,938)        40,415         (4,450)
                                                         --------      --------        --------       --------     ----------
    Income before income taxes.......................      (2,327)       32,031          44,723            --          74,427
Income tax provision (benefit).......................      (1,091)       14,056          19,678            --          32,643
Equity in income from subsidiaries...................      43,020        25,045             --         (68,065)          --
                                                         --------      --------        --------       --------     ----------
    Net income.......................................    $ 41,784      $ 43,020        $ 25,045       $(68,065)    $   41,784
                                                         ========      ========        ========       ========     ==========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Balance Sheet
September 30, 2001



                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Eliminations  Consolidated
                                                          ------      ----------     ------------   ------------  ------------
Current assets:
    Cash and cash equivalents....................        $   --       $   1,010        $  6,187      $    --       $    7,197
    Receivables, net.............................            --         121,501          82,236           --          203,737
    Inventories..................................            --          62,619          72,917           --          135,536
    Other current assets.........................             421        50,637           9,578           --           60,636
                                                         --------     ---------        --------      ---------     ----------
       Total current assets......................             421       235,767         170,918           --          407,106
Property, plant and equipment, net...............            --         325,880          89,941           --          415,821
Goodwill, net....................................            --         169,900         170,439           --          340,339
Intercompany receivable (payable)................         669,215      (769,806)        100,591           --            --
Investment in subsidiaries.......................         (26,113)      225,615            --         (199,502)         --
Other assets.....................................           5,423       106,157           4,116           --          115,696
                                                         --------     ---------        --------      ---------     ----------
       Total assets..............................        $648,946     $ 293,513        $536,005      $(199,502)    $1,278,962
                                                         ========     =========        ========      =========     ==========
Current liabilities:
    Accounts payable.............................        $     77     $  71,197        $ 43,806      $    --       $  115,080
    Accrued liabilities..........................          23,182        65,729          45,859           --          134,770
    Current portion of long-term debt............          12,313           119          18,040           --           30,472
                                                         --------     ---------        --------      ---------     ----------
       Total current liabilities.................          35,572       137,045         107,705           --          280,322
Long-term debt...................................         670,062         3,865         157,799           --          831,726
Other liabilities ...............................          14,230       178,716          44,886           --          237,832
                                                         --------     ---------        --------      ---------     ----------
       Total liabilities.........................         719,864       319,626         310,390           --        1,349,880
Equity (deficit).................................         (70,918)      (26,113)        225,615       (199,502)       (70,918)
                                                         --------     ---------        --------      ---------     ----------
       Total liabilities and equity (deficit)....        $648,946     $ 293,513        $536,005      $(199,502)    $1,278,962
                                                         ========     =========        ========      =========     ==========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Balance Sheet
December 31, 2000


                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Eliminations  Consolidated
                                                          ------      ----------     ------------   ------------  ------------
Current assets:
    Cash and cash equivalents....................        $   --       $  (4,889)       $  9,348      $    --       $    4,459
    Receivables, net.............................            --         131,775          99,208           --          230,983
    Inventories..................................            --          89,471          57,689           --          147,160
    Other current assets.........................             186        21,630          18,217           --           40,033
                                                         --------     ---------        --------      ---------     ----------
       Total current assets......................             186       237,987         184,462           --          422,635
Property, plant and equipment, net...............            --         319,374         140,232           --          459,606
Goodwill, net....................................            --         126,505         250,000           --          376,505
Intercompany receivable (payable)................         643,282      (641,391)         (1,891)          --             --
Investment in subsidiaries.......................          72,602       227,334            --         (299,936)          --
Other assets.....................................             245        81,424          10,307           --           91,976
                                                         --------     ---------        ---------     --------      ----------
       Total assets..............................        $716,315     $ 351,233        $583,110      $(299,936)    $1,350,722
                                                         ========     =========        ========      =========     ==========
Current liabilities:
    Accounts payable.............................        $     29     $  72,132        $ 47,973      $    --       $  120,134
    Accrued liabilities..........................          26,120        59,988          48,864           --          134,972
    Current portion of long-term debt............           7,625           154          17,783           --           25,562
                                                         --------     ---------        --------      ---------     ----------
       Total current liabilities.................          33,774       132,274         114,620           --          280,668
Long-term debt...................................         634,000           799         158,451           --          793,250
Other liabilities ...............................             883       145,558          82,705           --          229,146
                                                         --------     ---------        --------      ---------     ----------
       Total liabilities.........................         668,657       278,631         355,776           --        1,303,064
Equity...........................................          47,658        72,602         227,334       (299,936)        47,658
                                                         --------     ---------        --------      ---------     ----------
       Total liabilities and equity..............        $716,315     $ 351,233        $583,110      $(299,936)    $1,350,722
                                                         ========     =========        ========      =========     ==========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Cash Flows
Nine Months ended September 30, 2001



                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Consolidated
                                                          ------      ----------     ------------   ------------
Net cash provided by (used in) operating
 Activities........................................      $  2,554       $(7,027)       $ 24,658       $ 20,185
                                                         --------      --------        --------       --------
Net cash provided by (used in) investing
 Activities........................................           --        (42,913)        (15,315)       (58,228)
                                                         --------      --------        --------       --------
Cash flows from financing activities:
    Intercompany cash transfers....................       (40,718)       50,926         (10,208)          --
    Other..........................................        38,164         4,913          (1,484)        41,593
                                                         --------      --------        --------       --------
Net cash provided by (used in) financing
 Activities........................................        (2,554)       55,839         (11,692)        41,593
                                                         --------      --------        --------       --------
Effect of exchange rates on cash...................           --            --             (812)          (812)
                                                         --------      --------        --------       --------
Increase (decrease) in cash and cash
 Equivalents.......................................           --          5,899          (3,161)         2,738
Cash and cash equivalents at beginning
 of period.........................................           --         (4,889)          9,348          4,459
                                                         --------      --------        --------       --------
Cash and cash equivalents at end of period.........      $    --       $  1,010        $  6,187       $  7,197
                                                         ========      ========        ========       ========

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
             For the three and nine months ended September 30, 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months ended September 30, 2000



                                                                      Subsidiary    Non-Guarantor
                                                          Parent      Guarantors     Subsidiaries   Consolidated
                                                          ------      ----------     ------------   ------------
Net cash provided by (used in) operating
 Activities........................................      $ (3,964)    $  16,838        $ 48,911      $  61,785
                                                        ---------     ---------        ---------     ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
     acquired......................................           --       (135,928)            --        (135,928)
    Other..........................................           --        (40,007)        (12,847)       (52,854)
                                                        ---------     ---------        --------      ---------
Net cash provided by (used in) investing
 Activities........................................           --       (175,935)        (12,847)      (188,782)
                                                        ---------     ---------        --------      ---------
Cash flows from financing activities:
    Proceeds from sale of stock....................        37,973           --             --           37,973
    Intercompany cash transfers....................      (151,035)      151,279            (244)           --
    Other..........................................       117,005          (169)        (26,838)        89,998
                                                        ---------     ---------        --------      ---------
Net cash provided by (used in) financing
 Activities........................................         3,943       151,110         (27,082)       127,971
                                                        ---------     ---------        --------      ---------
Effect of exchange rates on cash...................           --            --           (1,922)        (1,922)
                                                        ---------     ---------        --------      ---------
Increase (decrease) in cash and cash
 Equivalents.......................................           (21)       (7,987)          7,060           (948)
Cash and cash equivalents at beginning
 of period.........................................            51         6,175          14,461         20,687
                                                        ---------     ---------        --------      ---------
Cash and cash equivalents at end of period.........     $      30     $  (1,812)       $ 21,521      $  19,739
                                                        =========     =========        ========      =========

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

Results of Operations

         Net revenues for the three and nine-month periods ended September 30, 2001 decreased by $63 million and $111 million, respectively, over the comparable prior year levels. The decrease for the third quarter is principally due to lower volumes in the Communications segment and the Manufacturing segment reflecting the economic slowdown in the Telecommunications and Automotive industries. The year-to-date decrease primarily reflects lower volumes in the Manufacturing and Communications segments reflecting the economic slowdown, partially offset by higher sales in the Performance Products segment, principally due to higher volumes in the environmental services and technology markets.

         Gross profit for the three and nine-month periods ended September 30, 2001 decreased by $32 million and $92 million, respectively, over the comparable prior year periods. The decrease for the quarter reflects the lower volumes in the Communications and Manufacturing segments and lower pricing in the Manufacturing segment. On a year-to-date basis the decrease reflects the above mentioned lower volumes in the Communications and Manufacturing segments, lower pricing in the Manufacturing segment and a $16 million charge to cost of sales recorded in the second quarter principally due to obsolete and excess inventory, discontinued products and fixed asset write-offs.

         Selling, general and administrative expense decreased by $5 million and increased by $25 million, respectively, for the three and nine-month periods ended September 30, 2001 as compared to the prior year levels. The decrease for the third quarter reflects the impact of headcount reductions and lower spending. On a year-to-date basis the increase primarily reflects a $26 million charge the Company recorded in the second quarter principally due to a loss provision for accounts receivable for customers who have filed for bankruptcy or whose current financial condition and payment history indicate payment is doubtful. The Company is continuing to monitor the status of these accounts and further adjustments may be necessary.

         Interest expense was $19 million and $56 million for the three and nine-month periods ended September 30, 2001, respectively. These amounts approximate the previous year levels with higher average outstanding debt balances being offset by the effect of lower interest rates on the Company's floating rate debt.

Restructuring and Impairment Charges

         As announced on May 9, 2001, the Company approved a plan to reduce its workforce, close several plants and discontinue certain product lines. Further, due to operating losses being experienced in certain of the Company's operations, during the second quarter management performed a comprehensive review of the Company's operations in order to assess the recoverability of its long-lived assets. As a result of the above actions, the Company recorded restructuring and impairment charges of approximately $108 million during the quarter ended June 30, 2001 and an additional $3 million during the quarter ended September 30, 2001. The $111 million is comprised of

$15 million related to employee termination costs, $10 million for asset writedowns related to management's decision to exit a business, $2 million for lease obligations and other closure costs for facilities which will no longer be used, and $84 million of asset impairment charges related to long-lived assets utilized in the Company's Performance Products and Communications segments. The Company expects to substantially complete implementation of its restructuring program by the end of the first quarter of 2002. Cash payments charged against the restructuring liability totaled $5 million for employee termination costs and $0.8 million for facility exit costs in the nine-month period ended September 30, 2001. Management expects that cash outlays related to the restructuring program will be substantially completed by the end of 2002. Management intends to fund these cash outlays from cash flow generated by operations. Management expects that the actions described above will result in an estimated reduction of annual depreciation and amortization expense of approximately $8 million and an estimated reduction in employee and facility related expense and cash flows of approximately $25 to $30 million. The Company began to realize these reductions in the third quarter of fiscal 2001. Management does not believe that the restructuring program will have a material impact on revenues. During the remainder of 2001 the Company will continue to review its operations, and in conjunction with this review may record additional restructuring charges to tailor its cost structure to current economic conditions. In addition, the Company will continue to evaluate the recoverability of its assets, which may result in additional charges.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $7 million at September 30, 2001 compared with $4 million at year end 2000. During the first nine months of 2001, the Company generated cash flow from operations of $20 million and had net proceeds from long-term debt of $44 million, which was used to make capital expenditures of $63 million.

         The Company had working capital of $127 million at September 30, 2001 as compared with $142 million at December 31, 2000. This decrease reflects provisions for bad debt, inventory obsolescence and severance as previously discussed and higher current portion of long-term debt, partially offset by the related deferred taxes.

         The Company's senior credit facility with a syndicate of banks and other financial institutions consists of $500 million of term loans and a $300 million revolving credit facility. At September 30, 2001, the Company had $140 million in borrowings, letters of credit of $29 million and the ability to borrow an additional $131 million, under its revolving credit facility. On August 1, 2001, the Company entered into an amendment of its credit facility which made certain modifications to the financial covenants and other terms of the credit facility. As a result of such amendments, the interest rate on $198 million of term loans has been increased by 0.50%, on $291 million of term loans by 0.75% and on the borrowings under the revolving facility by 0.75%. These amendments provide for less restrictive financial covenants for the second half of 2001 and for 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, sales of assets and related matters through the end of 2002. In addition, the lenders were given a security interest in certain real property, intellectual property and other assets of the Company in the United States and Canada. As of September 30, 2001, the Company was in compliance with all financial covenants provided for in its senior credit facility. Future compliance will be dependent upon a number of factors, including the overall level of global economic activity, future conditions in the Company's principal end markets and the Company's future borrowing requirements.

         Management believes that cash flows and borrowings under the revolving portion of its credit facility will be sufficient to cover future interest expense, capital expenditures and working capital requirements.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. In
July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for years beginning after December 15, 2001. The Company is currently evaluating the impact that adoption of each of these standards will have on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         NONE


Item 2.  Changes in Securities and Use of Proceeds.

         NONE


Item 3.  Defaults Upon Senior Securities.

         NONE


Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE


Item 5.  Other Information.

         NONE


Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits;

   10.10 Credit Agreement among GenTek, Inc., Noma Company, the several lenders from time to time party hereto, The Bank of Nova Scotia, as Syndication Agent, Bankers Trust Company, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 30, 1999, as amended and restated as of August 9, 2000 and as of August 1, 2001.

   10.11 Amended and Restated Guarantee and Collateral Agreement made by GenTek Inc. and certain of its Subsidiaries in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of April 30, 1999, as amended and restated as of October 30, 2001.

(b) The Company did not file any current reports on Form 8-K during the last quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        GENTEK INC.
                                          --------------------------------------
                                                        Registrant



Date       November 7, 2001         /s/ Richard R. Russell
       ---------------------------      --------------------------------------
                                        Richard R. Russell
                                        President and Chief Executive Officer
                                        (Principal Executive Officer) and
                                         Director


Date        November 7, 2001         /s/ Matthew R. Friel
       ---------------------------  --------------------------------------------
                                         Matthew R. Friel
                                         Vice President and Chief Financial
                                          Officer
                                         (Principal Financial and Accounting
                                          Officer)