Form 10-K405
period 2001-12-31
GENTEK INC
filed 2002-03-29
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
  (Mark One)

       X              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
-------------         OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2001
                                        OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------------         OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002, was approximately $10,957,139.

     The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of February 28, 2002 was 20,567,403 and 4,750,107, respectively.

                      Documents Incorporated by Reference:

     The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2002 is incorporated by reference into Part III.

================================================================================

                                     PART I

Item 1. Business.

General

     GenTek Inc. (the "Company" or "GenTek") is a technology-driven manufacturer of communications products, industrial components and performance chemicals. The Company operates through three primary business segments: communications, manufacturing and performance products. The communications segment serves the public telecom and the private enterprise network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries including the environmental services, pharmaceutical and personal care, technology and chemical processing markets. The Company's products are frequently highly engineered and are important components of, or provide critical attributes to, its customers' end products or operations. The Company operates over 80 manufacturing and production facilities located primarily in the U.S. and Canada, with additional facilities in Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland and Mexico.

     The following table sets forth the Company's sales by segment for each of the three years in the period ended December 31, 2001.

                                                              Years Ended December 31,
                                                 --------------------------------------------------
                                                      2001             2000                1999
                                                 ------------      ------------        ------------
                                                                   (In millions)
Communications..........................         $      405.0      $      507.8        $      240.4
Manufacturing...........................                478.5             553.3               450.6
Performance Products ...................                360.9             353.1               341.9
                                                 ------------      ------------        ------------
                                                 $    1,244.4      $    1,414.2        $    1,032.9
                                                 ============      ============        ============

Communications Segment

     The communications segment is a global provider of products, systems and services for local and wide area data and communications networks. These products and services use and build on the throughput-enhancing signal acquisition, analysis and transmission technology that the Company has developed, and include throughput-optimized copper and fiber-optic cabling and connectivity products for both public and private enterprise networks, as well as design, installation and maintenance services for wide-area wireline and wireless networks.

     The Company competes in the global markets for telecommunications and data networking equipment and services, particularly the public telecom (or access) and private enterprise (or premise) segments of these markets. The public telecommunications network is comprised of the long-haul network (long distance copper and fiber cables), the metro area (city wide) network, and the access portion of the network. This access portion consists of the telecommunications central office, remote terminals and the local loop also known as the "last mile." The local loop links the enterprise customer's home or office to the metro area and the long-haul portions of the public network. The enterprise segment of the market consists of the networks located within the customer's (or end-user's) premises.

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

     Automotive. For the automotive market, the Company provides:

     o precision-engineered components for valve-train systems, including stamped and machined rocker and roller-rocker arms, cam follower rollers, cam follower roller axles, antifriction bearings and other hardened/machined components;
     o electronic wire and cable assemblies, such as wire harnesses, ignition cables, molded parts, electro-mechanical assemblies, engine block heaters, battery blankets and various electrical switches, used in the manufacture of automobiles, light and heavy duty trucks and personal recreation vehicles such as snowmobiles and jet-skis;
     o computer-aided and mechanical vehicle and component testing services for the transportation industry; and
     o fluid transport and handling equipment for automotive service applications.

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

     The Company's wire and cable assembly products include a variety of automotive electronic components for use in OEM production and the aftermarket. The Company is a leading Tier-2 supplier of products such as wire harnesses, ignition cables, engine block heaters, battery blankets and various electrical and electro-mechanical switches and assemblies.

     Through its automotive testing offerings, the Company provides mechanical testing services and computer-aided design, engineering and simulation services for automotive structural and mechanical systems to OEMs and Tier 1 suppliers. The Company provides a wide range of testing services for automotive components and systems from single sub-systems, such as chassis, suspension, seats and seating assemblies, to entire vehicles. The Company's engineering and simulation services provide customers with finite element modeling, kinematics, crash and variation simulation analyses, experimental dynamics and vehicle development programs, and allow its customers to test their automotive products for durability, stress, noise, vibration and environmental considerations.

     Automotive manufacturers generally award business to their suppliers by individual engine line or model, often for multiple-model years. The loss of any individual engine line or model contract would not be material to the Company. However, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of any of DaimlerChrysler, Ford or General Motors could have a material adverse impact on the results of the Company's manufacturing segment. None of these customers accounted for 10 percent or more of the Company's revenues in 2001.

     Appliance and Electronic. The Company produces custom-designed power cord systems and wire and cable assemblies for a broad range of appliances and electronic products including:

     o household appliances, such as refrigerators, freezers, dishwashers, washing machines, ovens, ranges and vacuum cleaners;
     o    electronic office equipment, including copiers and printers; and
     o various electronic products, such as medical equipment, ATM machines and gaming machines.

     The Company's specialized wiring expertise and high quality wire and cable assemblies are generally provided to larger OEM customers. A highly competitive environment has required the Company's customers to improve their productivity by outsourcing to lower cost suppliers. The Company's manufacturing facilities are strategically located in both Canada and Mexico, permitting the Company to share with customers efficiencies gained through its operating scale and lower costs.

     The Company also owns a 50% interest in PrettlNoma Systems GmbH, a joint venture that produces modular control panel systems for consumer appliance manufacturers. PrettlNoma Systems is based in Neuruppin, Germany and, in addition, operates facilities in Mexico, Poland and Turkey.

     Industrial. For the industrial market, the Company manufactures:

     o custom-designed wire harness and power cord systems for power tools, motors, pumps and other industrial products; and
     o wire and cable for industrial markets, the commercial and residential construction industries and for a wide variety of end market uses by OEMs.

The Company produces a broad product line of single and multi conductor wire and cable, wire harnesses and power cord systems. The Company's wire jacketing expertise includes the use of polyvinyl chloride (PVC), rubber, thermoplastic elastomer (TPE) and cross-link compounds.

Performance Products Segment

     The Company's performance products segment provides a broad range of value-added products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. The Company's products and services for these markets are described below.

     Environmental Services. With a network of 37 plants strategically located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or "alum," which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of ferric sulfate and other specialty flocculents (polymer-based materials used for settling and/or separating solids from liquids). The Company's water treatment products and services are designed to address the important environmental issues confronting its customers. These value-added products and services provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water.

     In the environmental market, the Company also provides sulfuric acid regeneration services to the refining and chemical industries, and pollution abatement and sulfur recovery services to selected refinery customers. Refineries use sulfuric acid as a catalyst in the production of alkylate, a gasoline blending component with favorable performance and environmental properties. The alkylation process contaminates and dilutes the sulfuric acid, thereby creating the need to dispose of or regenerate the contaminated acid. The Company transports the contaminated acid back to the Company's facilities for recycling and redelivers the fresh, recycled acid back to customers. This "closed loop" process offers customers significant savings versus alternative disposal methods and also benefits the environment by significantly reducing refineries' waste streams. Similar regeneration services are provided to manufacturers of ion exchange resins and silicone polymers.

     Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of over-the-counter (OTC) antiperspirants and antacids, and also supplies active ingredients used in prescription pharmaceuticals, nutritional supplements, nutraceuticals, veterinary health products and other personal care products.

     Technology. The Company provides ultrahigh-purity electronic chemicals for the semiconductor and disk drive industries. The Company's electronic chemicals include ultrahigh-purity acids, caustics, solvents, etchants and formulated photo ancillaries for use in the manufacture of semiconductor processing chips and computer disk drives.

     Chemical Processing. The Company manufactures a broad range of products that serve as chemical intermediates in the production of such everyday products as newspapers, tires, paints, dyes and carpets. The Company produces:

     o alum and polymer-based enhanced coagulants used in paper manufacturing to impart water resistance;
     o sodium and ammonia sulfites used to produce fixing and developing solutions for conventional film and x-ray processing;
     o sodium nitrite, of which the Company is one of only two North American producers, primarily used as a reactant in the manufacture of dyes, pigments and rubber processing chemicals;
     o potassium fluoride and fluoborate derivatives sold into the metal treatment, agrochemical, surfactant and analytical reagent markets; and
     o sulfuric acid, which is used in the manufacture of titanium pigments, fertilizers, synthetic fibers, steel, petroleum and paper, as well as many other products.

     For further information on geographic and segment data, see "Note 16 - Geographic and Industry Segment Information" in the Notes to the Consolidated Financial Statements.

Financial Covenant Compliance

     While the Company is in compliance with the financial and other covenants contained in its senior credit facility as of December 31, 2001, it is anticipated that the Company will not be in compliance with certain financial covenants when financial results for the quarter ending March 31, 2002 are finalized. Any failure to comply with the covenants contained in the senior credit facility would be an event of default under the senior credit facility and could have a material adverse effect on our business, results of operations and financial condition. The failure to comply with these covenants gives our lenders the right, among other things, to call a significant portion of the Company's long-term debt. Due to management's expectations about 2002 covenant compliance, the current year report of GenTek's independent auditors contains an explanatory paragraph with respect to the existence of substantial doubt about the Company's ability to continue as a going concern. The issuance of financial statements with an auditor's report containing the above explanatory paragraph itself is a default under the Company's senior credit facility.

     The Company has commenced discussions with its lenders with respect to amending its senior credit facility. However, while we have sufficient cash to fund operations through at least the end of 2002, there can be no assurance that we will be successful in negotiating relief from our lenders under the senior credit facility in a timely manner and on acceptable terms. If we are unable to reach agreement on an acceptable amendment to our senior credit facility, there can be no assurance that GenTek could obtain the necessary financing to repay its long-term debt, including the senior credit facility, if accelerated.

Restructuring

     During 2001, the Company initiated a restructuring program to reduce its workforce, close several plants and discontinue certain product lines. As a result of the above actions, the Company recorded restructuring charges of approximately $37 million, comprised of $20 million related to employee termination costs, $12 million for asset write-downs related to management's decision to exit a business and $5 million for lease obligations and other closure costs for facilities which will no longer be used. The Company expects to substantially complete implementation of its restructuring program by the end of 2002. Management does not expect that the restructuring program will have a material impact on the Company's revenues. Cash payments charged against the restructuring liability totaled $9 million for employee termination costs and $1 million for facility exit costs in 2001. Management expects that cash outlays related to the restructuring program will be substantially completed by the end of 2002, however certain severance and facility exit costs, primarily lease obligations, have payment terms extending beyond 2002. Management intends to fund these cash outlays from cash flow generated by operations. Management expects that the actions described above will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $30-$35 million. The Company began to realize these reductions in the third quarter of fiscal 2001.

Competition

     Competition in the markets served by the communications segment is based on a number of factors, including but not limited to: product features, quality, performance and reliability; product-line breadth and end-to-end systems capabilities; global distribution and customer support capabilities; customer service and technical support; relationships with customers, distributors and system integrators; product interoperability and the ability to support emerging protocols; brand recognition and price. Further, the ability to achieve and maintain successful performance is dependent on our ability to develop products that meet the ever-changing requirements of data and voice communications technology. Due to the breadth of the Company's products and services, it competes against different competitors in different product and service areas, with the majority of its competitors focusing on only particular segments of the total market in which the Company competes.

     In the cabling and connectivity systems market, the primary competitors capable of supplying entire solutions are Avaya, Cable Design Technologies, Nexans and Tyco/AMP. Additionally, competitors that supply only the cabling portion of a complete structured cabling solution include Belden, CommScope, General Cable and Optical Cable Corporation. Connectivity competitors include ADC Telecommunications, Hubbell, Huber & Suhner, Molex, Ortronics, Reichle & De-Massari and 3M/Quante.

     Competition in the manufacturing segment's markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. In the automotive market, the Company competes with, among others, Eaton, Hitchiner, INA, Ingersoll-Rand, Sumitomo, Yazaki and captive OEMs. In the appliance and electronic and industrial markets, the Company competes with Belden, General Cable, International Wire, Nexans and Viasystems, among others.

     Although the Company's performance products segment generally has significant market share positions in the product areas in which it competes, most of its end markets are highly competitive. In the pharmaceuticals and personal care market, the Company's major competitors include Barcroft, Giulini, Summit and Westwood. The Company's competitors in the environmental market include the refineries that perform their own sulfuric acid regeneration, as well as Arch Chemical, DuPont, Marsulex, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In addition, the Company competes with Geo Specialty Chemicals, U.S. Aluminates and other regional players in the water treatment market. Competitors in the technology market include Ashland and Tyco/Mallinckrodt-Baker. Competitors in the chemical processing market include BASF, Calabrian, Rhodia, Solvay S.A. and U.S. Salt.

Suppliers; Availability of Resources

     The Company purchases a variety of raw materials for its businesses. The primary raw materials used by the communications segment are copper, steel and plastic. The Company's primary raw materials in its manufacturing segment are copper and steel. The Company's performance products segment's competitive cost position is, in part, attributable to its control of certain raw materials that serve as the feedstocks for many of its products. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, soda ash (for the manufacture of sodium salts and nitrites), bauxite and hydrate (for the manufacture of alum), zirconium oxychloride (for the manufacture of antiperspirant active ingredients) and sulfur (for the manufacture of sulfuric acid).

     The Company purchases raw materials from a number of suppliers and, in most cases, believes that alternative sources are available to fulfill its needs. In the Company's opinion, the raw materials needed for its businesses will be available in sufficient supply on a competitive basis for the foreseeable future.

Sales and Distribution

     The Company's communications segment has approximately 500 sales, marketing and customer service personnel in 25 countries around the world. The Company's products are sold directly to key account customers, often pursuant to multi-year agreements, and via its international third-party sales and distribution network for smaller accounts.

     The Company's manufacturing segment has approximately 50 sales, marketing and customer service personnel. Generally, the Company markets its products directly to its customers, but in certain industrial markets a distribution network is used. The manufacturing segment's technical and engineering staff is an integral part of the segment's sales and distribution effort. Since many of the Company's products are precision-engineered and custom-designed to customer specifications, the Company's sales force and engineers work closely with its customers in designing, producing, testing and improving its products.

     In the Company's performance products segment, the Company employs approximately 120 sales, marketing, distribution and customer service personnel. The sales force is divided into a general group and several specialized groups which focus on specific products, end-users and geographic regions. This targeted approach provides the Company with insight into emerging industry trends and creates opportunities for product development.

Seasonality; Backlogs

     The businesses of the communications and manufacturing segments are generally not seasonal. Within the performance products segment, the environmental services business has higher volumes in the second and third quarters of the year, owing to (i) higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and (ii) higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The other markets that the performance products segment serves are generally not seasonal. Due to the nature of the Company's businesses, there are no significant backlogs.

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

     The Company has an established program to ensure that its facilities comply with environmental laws and regulations. In 2001, expenditures made in connection with this program approximated $16 million (of which approximately $4 million represented capital expenditures and approximately $12 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2000 approximated $11 million (of which approximately $2 million represented capital expenditures and approximately $9 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Management expects expenditures similar to 2001 levels in 2002. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

     The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and similar state statutes have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites and transporters and generators of hazardous substances regardless of fault. The Company's facilities have been operated for many years by the Company or its prior owners and operators, and adverse environmental conditions of which the Company is not aware may exist. The discovery of additional or unknown environmental contamination at any of the Company's current or former facilities could have a material adverse effect on the Company's financial condition or results of operation. In addition, the Company has received written notice from the Environmental Protection Administration that it has been identified as a "potentially responsible party" under CERCLA at three third-party sites. The Company does not believe that its liability, if any, for these sites will be material to its results of operations or financial condition.

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

     Avtex Site at Front Royal, Virginia. On March 22, 1990, the Environmental Protection Agency (the "EPA") issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers Front Royal, Inc., which has filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex site was previously owned and operated by the Company. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA, which requires The General Chemical Group Inc. (whose obligations the Company assumed in connection with the Spinoff), AlliedSignal Inc. (now Honeywell) and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with that order, subject to numerous defenses. The requirements of the order include preparation of a study to determine the extent of any contamination at the acid plant site. The Company has provided for the estimated costs of $1.6 million for these activities in its accrual for environmental liabilities relating to the order. The Company is working cooperatively with the EPA with respect to compliance with the order and believes that such compliance will not have a material effect on its results of operations or financial condition.

     Delaware Valley Facility. On September 7, 2000, the U.S. Environmental Protection Agency issued to the Company an Initial Administrative Order (an "IAO") pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), which requires that the Company conduct an environmental investigation of certain portions of the Company's Delaware Valley facility (the "Facility") and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. The Company is working cooperatively with the EPA and Honeywell Inc. (formerly AlliedSignal Inc.), prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The requirements of the IAO will be performed over the course of the next several years. The Company has provided for the estimated costs of $2.2 million for these activities in its accrual for environmental liabilities.

     Anacortes, Washington Facility. On March 30, 2000, the Company received a Notice of Violation issued by the U.S. Environmental Protection Agency, pursuant to which the EPA alleged that the routine replacement of certain catalysts at the Company's Anacortes, Washington facility in 1990 constituted a violation of the EPA's Prevention of Significant Deterioration ("PSD") regulations promulgated under Sections 165 - 169 of the Clean Air Act. The Company denies such allegation and will defend itself vigorously in this matter. There has been no activity with respect to this matter during 2001. In the event that the Company is unsuccessful in its defense or cannot otherwise resolve this matter with the EPA, potential penalties could exceed $100,000. Management does not expect that this matter will have a material effect on the financial condition or results of operations of the Company.

Employees/Labor Relations

     At December 31, 2001, the Company had approximately 8,600 employees, of whom approximately 2,700 were full-time salaried employees, approximately 2,500 were full-time hourly employees (represented by 11 different unions) and approximately 3,400 were hourly employees working in nonunion facilities. Approximately 700 of the Company's 2,700 salaried employees are based in Germany. German-based employees are members of unions and are subject to industry-wide and other collective bargaining agreements.

     The Company's union contracts have durations which vary from two to four years. The Company's relationships with its different unions are generally good.

Executive Officers and Key Employees

     Set forth below is information with respect to each of the Company's executive officers and/or key employees.

     Richard R. Russell, 59, President and Chief Executive Officer and a Director since April 1999. From 1994 until April 1999, he served as the President and Chief Executive Officer and a Director of The General Chemical Group Inc. Mr. Russell has also been the President and Chief Executive Officer of General Chemical Corporation since 1986.

     Matthew R. Friel, 35, Vice President, Chief Financial Officer and Treasurer since September 2001. Mr. Friel has served as Managing Director of Latona Associates Inc. ("Latona Associates") since prior to 1997. Latona Associates has provided GenTek with strategic management, business and financial advisory services since 1995.

     Michael R. Herman, 39, Vice President and General Counsel since April 1999. From 1997 until April 1999, he served as the Vice President and General Counsel of General Chemical Corporation.

     Ronald A. Lowy, 46, Chief Operating Officer of the Krone Group since December 2000. Mr. Lowy served as Vice President and General Manager - Automotive and Industrial Products of Prestolite Wire Corporation from January 2000 to December 2000, and Vice President and General Manager - Automotive of Prestolite Wire Corporation from 1995 to 2000.

     Kevin J. O'Connor, 51, Vice President and Controller since April 1999. From March 1996 until April 1999, he served as the Controller of The General Chemical Group Inc. Mr. O'Connor has also served as Controller of General Chemical Corporation since 1986.

     Ray L. Patel, 56, General Manager for the Manufacturing segment since December 2001. Mr. Patel has also served as President and Chief Executive Officer of Noma Company since December 2000. From 1997 to December 2000, he was Chief Executive Officer of Pram Filtration Corporation.

     Charles W. Shaver, 43, Vice President and General Manager for Performance Products since November 2001. Mr. Shaver served as Vice President and General Manager for Performance Products for Arch Chemicals, Inc. from 1999 to November 2001. From September 1996 to 1999 he served as Vice President of Operations and Chief Operating Officer for MMT, Inc. Prior to that he held a succession of Business and Operating positions within Dow Chemical.

     Matthew M. Walsh, 35, Vice President and Operations Controller since December 2000. Mr. Walsh served as Vice President and Treasurer from January 2000 through December 2000. Mr. Walsh served as Group Controller-Performance Products of General Chemical Corporation from October 1997 to December 1999 and was Director, Corporate Development of General Chemical Corporation from September 1996 to October 1997.

Item 2. Properties.

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

     Set forth below are the locations and uses of the Company's major properties:

     Location                                             Use
     --------                                             ---

     Communications  Segment

     Englewood, Colorado(1)...................   Offices
     Sidney, Nebraska(2)......................   Production Facility
     North Bennington, Vermont(1).............   Production Facility
     Racine, Wisconsin(2).....................   Production Facility and Offices
     Sydney, Australia........................   Production Facility and Offices
     Trumau, Austria..........................   Production Facility
     Cheltenham, England......................   Production Facility and Offices
     Berlin, Germany(1).......................   Production Facility and Offices
     Toluca, Mexico(1)........................   Production Facility
     Shanghai, People's Republic of China.....   Production Facility
     Bangalore, India.........................   Production Facility
     Jakarta, Indonesia.......................   Production Facility

     Manufacturing Segment

     Southfield, Michigan(1)..................   Offices
     Troy, Michigan(1)........................   Production Facility and Offices
     Westland, Michigan(1)....................   Production Facility
     Weaverville, North Carolina(2)...........   Production Facility
     Upper Sandusky, Ohio(1)..................   Production Facility
     Toledo, Ohio.............................   Production Facility

     Defiance, Ohio...........................   Production Facility
     Perrysburg, Ohio(2)......................   Production Facility and Offices
     Mineral Wells, Texas.....................   Production Facility
     Imuris, Mexico...........................   Production Facility
     Juarez, Mexico(1)........................   Production Facility
     Nogales, Mexico(1).......................   Production Facility
     Concord, Ontario(2)......................   Production Facility
     Guelph, Ontario(1).......................   Production Facility
     Stouffville, Ontario(2)..................   Production Facility
     Tillsonburg, Ontario(1)..................   Production Facility
     Toronto, Ontario(2)......................   Production Facility
     Waterdown, Ontario.......................   Production Facility

     Performance Products Segment

     Hollister, California(2).................   Production Facility and Offices
     Pittsburg, California(2).................   Production Facility
     Richmond, California(2)..................   Production Facility
     North Claymont, Delaware(2)..............   Production Facility, Offices
                                                 and Warehouse
     Augusta, Georgia.........................   Production Facility
     East St. Louis, Illinois.................   Production Facility
     Berkeley Heights, New Jersey(2)..........   Production Facility, Offices
                                                 and Warehouse
     Newark, New Jersey(2)....................   Production Facility
     Solvay, New York(2)......................   Production Facility
     Marcus Hook, Pennsylvania(2).............   Production Facility, Offices
                                                 and Warehouse
     Celina, Texas(2).........................   Production Facility
     Midlothian, Texas(2).....................   Production Facility
     Anacortes, Washington....................   Production Facility
     Dublin, Ireland..........................   Production Facility, Offices
                                                 and Warehouse
     Thorold, Ontario.........................   Production Facility
     Valleyfield, Quebec......................   Production Facility

     Offices

     Hampton, New Hampshire(1)................   Headquarters
     Parsippany, New Jersey(1)................   Offices

-----------------------

(1)  Leased.
(2)  Mortgaged as security under the Company's senior credit facility.

Item 3. Legal Proceedings.

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

     Sunoco Employee Litigation. In April 1998, approximately 40 employees (and their respective spouses) of the Sunoco refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against The General Chemical Group Inc. (whose obligations have been assumed by the Company pursuant to the terms of the Spinoff), alleging that sulfur dioxide and sulfur trioxide releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. As a result of pretrial proceedings, there are presently only 35 employees who are pursuing individual personal injury claims and 29 spouses claiming loss of consortium. The litigation is in active discovery and there is a trial date of October 15, 2002. The Company has denied all material allegations of the complaints and will continue to defend itself vigorously in this matter. Management further believes that current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

     In addition, on September 24, 1999, the same attorneys that filed the April 1998 individual actions against the Company also filed a purported class action complaint against the Company, titled Whisnant vs. General Chemical Corporation, (in the court of Common Pleas, Delaware County, Pennsylvania), on behalf of 550 current and former employees of the Sunoco Marcus Hook, Pennsylvania refinery located immediately adjacent to the Company's Delaware Valley facility. The complaint alleges that unspecified releases of sulfur dioxide and sulfur trioxide over unspecified timeframes caused injuries to the plaintiffs, and seeks, among other things, to establish a "trust fund" for medical monitoring for the plaintiffs. The Company believes this claim is without merit and will vigorously defend itself in this matter. Management further believes that the Company's current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter, and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     The Company's Common Stock is currently traded on the New York Stock Exchange (the "NYSE") under the symbol "GK." The Company's Class B Common Stock has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis. The Common Stock and Class B Common Stock are substantially identical, except to the disparty in voting power, restriction on transfer and conversions provisions. There is no established public trading market for the Company's Class B Common Stock. For the high and low recorded sales prices of the Company's Common Stock, as reported on the NYSE composite tape for each quarterly period within the last two years, see "Note 18 - Unaudited Quarterly Information" in the Notes to the Consolidated Financial Statements.

     As of March 27, 2002, there were 147 stockholders of record of the Company's Common Stock and 4 stockholders of record of the Company's Class B Common Stock.

New York Stock Exchange

     On December 20, 2001, the Company received notice from the NYSE that it was no longer in compliance with certain of its continued listing criteria. In order to maintain the continued listing of its common stock on the NYSE, the Company submitted to the NYSE a plan of action for its review and approval to maintain the listing of its common stock through at least August 2003.

     On March 28, 2002, the NYSE announced that it determined that trading of the common stock of GenTek would be suspended prior to the opening of trading on April 8, 2002, and that it would be making application to the Securities and Exchange Commission to delist GenTek's common stock. GenTek's listing on the NYSE may be suspended prior to April 8, 2002 in the event that GenTek commences trading on another exchange, or, in the NYSE's view, a material adverse development occurs. Following suspension of trading on the NYSE, the common stock will trade in the over-the-counter market. As a result, the market price for the common stock may become more volatile than it has been historically and it may become more expensive and more difficult to execute trades in shares of the Company's common stock.

Dividends

     The Company paid a regular quarterly cash dividend of $.05 per share for the first, second and third quarters of 2001, and for each quarter of 2000. During the fourth quarter of 2001, the Company suspended the payment of quarterly dividends.

Item 6. Selected Financial Data.

     The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                     Years Ended December 31,
                                             -----------------------------------------------------------------------------
                                                 2001             2000               1999          1998            1997
                                                 ----             ----               ----          ----            ----
                                                                  (In thousands, except per share data)
Statement of Operations Data:
 Net revenues .............................   $ 1,244,420       $ 1,414,187      $ 1,032,925      $ 534,838       $ 445,937
 Operating profit (loss) ..................      (172,746)(1)       159,291(2)       115,087(3)      50,950(4)       63,859
 Interest expense .........................        74,980            74,948           45,979         18,163          10,844
 Income (loss) from continuing operations
  before extraordinary item (5) ...........      (170,844)(1)        50,241(2)        35,033(3)      36,759(6)       27,618
 Income from discontinued operations ......            --                --            1,006         10,299          23,041
 Net income (loss) (5)(7) .................   $  (170,844)      $    50,241      $    31,100      $  43,397       $  50,659
Per Share:
 Income (loss) from continuing operations
  before extraordinary item - basic (5) ...   $     (6.72)(1)   $      2.04(2)   $      1.67(3)   $    1.74(6)    $    1.29
 Income (loss) from continuing operations
  before extraordinary item - diluted (5) .         (6.72)(1)          1.99(2)          1.64(3)        1.69(6)         1.23
 Net income (loss) - basic (5)(7) .........         (6.72)(1)          2.04(2)          1.48(3)        2.06(6)         2.36
 Net income (loss) - diluted (5)(7) .......         (6.72)(1)          1.99(2)          1.45(3)        1.99(6)         2.25
 Dividends(8) .............................           .15               .20              .20            .20             .20
Other Data:
 Capital expenditures .....................   $    77,778       $    81,298      $    47,323      $  41,961       $  31,271
 Depreciation and amortization ............        68,317            68,973           54,222         25,514          19,008
Balance Sheet Data (at end of period):
 Cash and cash equivalents ................   $     9,205       $     4,459      $    20,687      $  61,598       $  20,437
 Total assets .............................     1,164,843         1,350,722        1,254,866        570,283         418,886
 Long-term debt (including current portion)       832,426           818,812          724,115        357,531         258,004
 Total equity (deficit) ...................      (142,337)           47,658           56,403        (28,465)        (73,985)

---------------------
(1) Includes charges totaling $247.4 million ($167.1 million after tax or $6.57 per share), including restructuring and impairment charges of $187.4 million, and other charges of $60.0 million, principally related to provisions for obsolete and excess inventory and loss provisions for accounts receivable.
(2) Includes a charge of $5.8 million ($3.5 million after tax or $.14 per share) for purchased in-process research and development.
(3) Includes a charge of $6.2 million ($3.7 million after tax or $.17 per share) primarily related to the Spinoff.
(4) Includes a charge of $12.1 million ($7.3 million after tax or $.33 per share) primarily due to an asset-impairment writedown for two of the Company's manufacturing facilities and incremental accruals of $9.8 million ($5.9 million after tax or $.27 per share) principally related to litigation and environmental spending.
(5) Includes the impact of the S-Corporation status of Digital prior to its acquisition by GenTek and in 2000, the impact of a one-time charge to revalue the Company's deferred tax assets. The effect of these items was $(0.2) million ($(.01) per share), $0.7 million ($.03 per share), $1.7 million ($.08 per share) and $2.3 million ($.10 per share) for the years 2000, 1999, 1998 and 1997, respectively.
(6) Includes a nonrecurring gain of $19.5 million ($.89 per share) related to an income tax settlement and the impact of the adjustments in footnote four.
(7) Includes extraordinary losses net of tax of $4.9 million ($.23 per share) and $3.7 million ($.17 per share), related to the early retirement of certain indebtedness, for the years 1999 and 1998, respectively.
(8) During the fourth quarter of 2001, the Company suspended the payment of quarterly dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     GenTek is a technology-driven manufacturer of communications products, industrial components and performance chemicals. The Company operates through three primary business segments: communications, manufacturing and performance products. The communications segment serves the public telecom and private enterprise network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries, including the environmental services, pharmaceutical and personal care, chemical processing and technology markets.

     GenTek was spun off from The General Chemical Group Inc. ("GCG") on April 30, 1999. The Spinoff has been treated as a reverse spinoff for financial statement purposes because a greater portion of the former assets and operations of GCG are held by GenTek. Accordingly, the financial position and results of operations of the industrial chemicals business that remained with GCG have been reflected as discontinued operations.

Financial Covenant Compliance

     While the Company is in compliance with the financial and other covenants contained in its senior credit facility as of December 31, 2001, it is anticipated that the Company will not be in compliance with certain financial covenants when financial results for the quarter ending March 31, 2002 are finalized. Any failure to comply with the covenants contained in the senior credit facility would be an event of default under the senior credit facility and could have a material adverse effect on our business, results of operations and financial condition. The failure to comply with these covenants gives our lenders the right, among other things, to call a significant portion of the Company's long-term debt. Due to management's expectations about 2002 covenant compliance, the current year report of GenTek's independent auditors contains an explanatory paragraph with respect to the existence of substantial doubt about the Company's ability to continue as a going concern. The issuance of financial statements with an auditors' report containing the above explanatory paragraph itself is a default under the Company's senior credit facility.

     The Company has commenced discussions with its lenders with respect to amending its senior credit facility. However, while we have sufficient cash to fund operations through at least the end of 2002, there can be no assurance that we will be successful in negotiating relief from our lenders under the senior credit facility in a timely manner and on acceptable terms. If we are unable to reach agreement on an acceptable amendment to our senior credit facility, there can be no assurance that GenTek could obtain the necessary financing to repay its long-term debt, including the senior credit facility, if accelerated.

New York Stock Exchange

     On December 20, 2001, the Company received notice from the NYSE that it was no longer in compliance with certain of its continued listing criteria. In order to maintain the continued listing of its common stock on the NYSE, the Company submitted to the NYSE a plan of action for its review and approval to maintain the listing of its common stock through at least August 2003.

     On March 28, 2002, the NYSE announced that it determined that trading of the common stock of GenTek would be suspended prior to the opening of trading on April 8, 2002, and that it would be making application to the Securities and Exchange Commission to delist GenTek's common stock. GenTek's listing on the NYSE may be suspended prior to April 8, 2002 in the event that GenTek commences trading on another exchange, or, in the NYSE's view, a material adverse development occurs. Following suspension of trading on the NYSE, the common stock will trade in the over-the-counter market. As a result, the market price for the common stock may become more volatile than it has been historically and it may become more expensive and more difficult to execute trades in shares of the Company's common stock.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the consolidated financial statements. The significant accounting policies which we believe are the most critical to the understanding of reported financial results include the following:

     Accounts Receivable - GenTek maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required.

     Inventories - GenTek provides estimated inventory allowances for obsolete and excess inventory based on assumptions about future demand and market conditions. If future demand or market conditions are different than those projected by management, adjustments to inventory allowances may be required.

     Deferred Taxes - GenTek records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized based upon historical taxable income, projected future taxable income and available tax planning strategies. Our estimates of future taxable income are based upon our current operating forecast, which we believe to be reasonable. In the event that the timing or amount of future taxable income generated by the Company differs from those projected or there are significant future tax law changes, we may need to record additional valuation allowances against the recorded value of the deferred tax assets.

     Impairment of Long-Lived Assets - GenTek records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Our estimates of future cash flows are based upon our current operating forecast, which we believe to be reasonable. However, different assumptions regarding such cash flows could materially affect our estimates.

     Environmental Liabilities - GenTek has recorded accruals for environmental liabilities based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. However, discovery of unknown environmental contamination, the adoption of new laws or regulations or modifications or changes in enforcement of existing laws and regulations could require adjustments to these accruals.

     The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Results of Operations

     The following table sets forth the Company's statement of operations data for each of the three years in the period ended December 31, 2001.

                                                                        Years Ended December 31,
                                                   -------------------------------------------------------------
                                                           2001                  2000                1999
                                                   --------------------    ----------------   ------------------
                                                                            (Dollars in millions)
Net revenues ...................................   $1,244.4        100%    $1,414.2    100%   $1,032.9      100%
Cost of  sales .................................      993.9(1)      80      1,036.4     73       773.9       75
                                                   --------       ----     --------    ---    --------      ---
Gross profit ...................................      250.5         20        377.8     27       259.1       25
Selling, general and administrative expense ....      235.8(2)      19        212.7     16       144.0(3)    14
Restructuring and impairment charges ...........      187.4         15           --     --          --       --
Purchased in-process research and development ..         --         --          5.8     --          --       --
                                                   --------       ----     --------    ---    --------      ---
Operating profit (loss) ........................     (172.7)       (14)       159.3     11       115.1       11
Interest expense ...............................       75.0          6         75.0      5        46.0        4
Interest income ................................        1.2         --          1.7     --         1.0       --
Other (income) expense, net ....................       (0.8)        --         (2.8)    --         0.9       --
                                                   --------       ----     --------    ---    --------      ---
Income (loss) from continuing operations before
   income taxes and extraordinary item .........     (245.7)       (20)        88.8      6        69.2        7
Income tax provision (benefit) .................      (74.9)        (6)        38.6      3        34.2        4
                                                   --------       ----     --------    ---    --------      ---
Income (loss) from continuing operations before
   extraordinary item ..........................     (170.8)       (14)        50.2      3        35.0        3
Income from discontinued operations (net of tax)         --         --           --     --         1.0       --
                                                   --------       ----     --------    ---    --------      ---
Income (loss) before extraordinary item ........     (170.8)       (14)        50.2      3        36.0        3
Extraordinary item-loss from extinguishment of
   debt (net of tax) ...........................         --         --           --     --         4.9       --
                                                   --------       ----     --------    ---    --------      ---
Net income (loss) ..............................   $ (170.8)       (14)%   $   50.2      3%   $   31.1        3%
                                                   ========       ====     ========    ===    ========      ===

--------------
Note: Amounts may not total due to rounding.
(1) Includes a charge of $31.4 million ($19.0 million after tax), primarily related to obsolete and excess inventory, discontinued products and fixed asset write-offs.
(2) Includes a charge of $28.6 million ($17.3 million after tax), primarily related to a loss provision for accounts receivable for certain customers who have filed for bankruptcy or whose current financial conditions and payment history indicate payment is doubtful.
(3) Includes a one-time charge of $6.2 million ($3.7 million after tax), primarily related to the Spinoff.

2001 Compared with 2000

     Net revenues were $1,244 million for the year 2001 compared with $1,414 million for 2000. This decrease reflects lower volumes in the manufacturing and communications segments reflecting the general economic slowdown, partially offset by higher sales in the performance products segment, principally due to higher volumes in the environmental services market. Manufacturing volumes were negatively impacted principally by lower production levels in the North American automotive sector. Lower communications volumes were principally driven by a slowdown in the Company's North American public and premises network markets.

     Gross profit of $251 million in 2001 was $127 million below the prior year level. This decrease reflects the above mentioned lower volumes in the communications and manufacturing segments, lower pricing in the manufacturing segment and a $31 million charge to cost of sales principally due to obsolete and excess inventory, discontinued products and fixed asset write-offs.

     Selling, general and administrative expense of $236 million was $23 million higher than the prior year level. This increase was attributable to a $29 million charge the Company recorded principally due to a loss provision for accounts receivable for certain customers who have filed for bankruptcy or whose current financial condition and payment history indicate payment is doubtful. This increase was partially offset by the benefits of the Company's cost reduction programs implemented in the second, third and fourth quarters of 2001.

     During 2001, the Company initiated a restructuring program to reduce its workforce, close several plants and discontinue certain product lines. As a result of the above actions, the Company recorded restructuring charges of approximately $37 million, comprised of $20 million related to employee termination costs, $12 million for asset write-downs related to management's decision to exit a business and $5 million for lease obligations and other closure costs for facilities which will no longer be used. The Company expects to substantially complete implementation of its restructuring program by the end of 2002. Management does not expect that the restructuring program will have a material impact on the Company's revenues. Cash payments charged against the restructuring liability totaled $9 million for employee termination costs and $1 million for facility exit costs in 2001. Management expects that cash outlays related to the restructuring program will be substantially completed by the end of 2002, however certain severance and facility exit costs, primarily lease obligations, have payment terms extending beyond 2002. Management intends to fund these cash outlays from cash flow generated by operations. Management expects that the actions described above will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $30-$35 million. The Company began to realize these reductions in the third quarter of fiscal 2001.

     In the early part of 2001, operating losses were experienced in certain of the Company's operations. Additionally, forecasts updated at that time indicated significantly diminished prospects for these operations. As a result of these circumstances, management determined that the long-lived assets of these operations should be assessed for impairment. Based on the outcome of this assessment, the Company recorded a non-cash asset impairment charge of $84 million in the second quarter of 2001. This charge includes write-downs of fixed assets of $57 million, goodwill and intangible assets of $24 million and an investment and other long-term assets of $3 million. The second-quarter charge primarily related to nine facilities in the performance products segment totaling $59 million and certain intangible assets in the communications segment totaling $22 million. The charge for eight of the nine performance products facilities was due to changes in the principal markets served by these units. The fair values of the assets of these facilities were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities. The charge for one performance products facility resulted from the facility's principal customer's decision to close its plant. The fair value of the assets at this facility was based upon a third-party appraisal. The impairment charge for the Company's communications segment is related to certain purchased technologies acquired in 2000 for the purpose of developing new products and services and expanding existing product offerings, and was due to the significant downturn in the telecommunications market to be served by these acquisitions. The Company determined the fair values of the related goodwill and intangible assets using a calculation of the present value of the expected future cash flows. During 2001, development of new products and service offerings based upon these purchased technologies was ultimately discontinued.

     As the year progressed, the Company experienced a significant decline in certain other businesses resulting in operating losses for these business units. The Company's revised forecast prepared in the fourth quarter indicated that, based upon diminished prospects in the markets served by certain operations, the cash flows to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the fourth quarter, the Company recorded additional non-cash impairment charges for long-lived assets totaling $67 million, of which $55 million related to fixed assets, $9 million to goodwill and intangibles and $3 million to an equity investment. The charge primarily related to two facilities in the communications segment totaling $46 million and two facilities and an equity investment in the manufacturing segment totaling $21 million. The charge for one facility in the manufacturing segment relates to notification by the facility's largest customer in the fourth quarter that the customer was terminating its contract. As a result, management re-evaluated the forecast for this business and deemed it appropriate to test the carrying value of long-lived assets for impairment. The charge was recorded to reduce the carrying value to fair value, as determined using the present value of expected future cash flows. The charge for the other facilities was due to changes in the principal markets served by these units. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

     Interest expense was $75 million for the year 2001, which was comparable to the prior year level. Higher average outstanding debt balances were offset by the effect of lower interest rates on the Company's floating rate debt. The Company's average effective interest rate was 8.7 percent in 2001 compared with
10.2 percent in 2000.

     The Company recorded an income tax benefit of $75 million for the year 2001. Based on the Company's historical taxable income, its expectations under its current business strategy that it will be able to generate taxable income over the long term and available tax-planning strategies, the Company believes that it is more likely than not that its net deferred tax assets of $115 million will be realized. Uncertainties that affect the realization of these assets include tax law changes and the timing and amount of future taxable income generated by the Company.

2000 Compared with 1999

     Net revenues for 2000 were $1,414 million compared with $1,033 million for 1999. This increase was principally due to the acquisition of Krone (communications segment) during the third quarter of 1999 and the acquisition of Noma (manufacturing segment) during the second quarter of 1999. In addition to growth from these acquisitions, the Company experienced significant growth in its communications segment as a result of higher sales of cable and connectivity products in North America, Europe and Asia.

     Gross profit of $378 million in 2000 was $119 million above the prior year level. This increase was principally due to the above-mentioned acquisitions and the growth in sales of cable and connectivity products. Gross profit as a percentage of sales was 27 percent for 2000 as compared with 25 percent for 1999 principally due to the acquisition of Krone, which has higher margins than the Company's existing businesses.

     Selling, general and administrative expense was $213 million for 2000 as compared with $144 million for 1999. This increase was principally due to the above-mentioned acquisitions.

     During the third quarter of 2000, the Company recorded a $5.8 million charge for in-process research and development expense related to the CON-X acquisition. The value assigned to purchased in-process research and development was comprised of the following projects: Enterprise ($1.7 million), AMDF ($2.4 million) and others ($1.7 million). The estimated fair value of these projects was determined by employment of a discounted cash flow model. The net cash flows from such projects were based on management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from such projects. The estimated cash flows span a 12-year period. These net cash flows were discounted back to their present value using a risk adjusted discount rate of 60 percent. This discount rate is higher than GenTek's weighted average cost of capital due to the inherent uncertainties surrounding the successful completion of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of the timing of product introduction and then existing competing products. During 2001, development of new CON-X products was discontinued and all of the remaining acquired intangible assets were written off.

     Interest expense was $75 million for the year 2000 as compared with $46 million for the prior year. This increase reflects higher outstanding debt balances related to the Company's acquisitions.

     Other income was $3 million for 2000 as compared with $1 million of expense in 1999. This improvement reflects favorable foreign currency gains and a gain on the sale of an investment during 2000.

     On July 14, 2000 legislation was enacted in Germany reducing income tax rates beginning January 1, 2001. Accordingly, the Company recorded a $2.8 million charge to income tax expense reflecting the revaluation of certain deferred tax assets at the new lower effective tax rates.

     Prior to its acquisition by GenTek, Digital was a division of Prestolite Wire Corporation ("Prestolite"), which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition, was $40.6 million and $33.4 million for 2000 and 1999, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents were $9 million at December 31, 2001 compared with $4 million at year-end 2000. During 2001, the Company generated cash flow from operations of $68 million and had net proceeds from long-term debt of $12 million, which was used to make capital expenditures of $78 million.

     The Company had working capital of $79 million at December 31, 2001 as compared with $142 million at December 31, 2000. This decrease in working capital principally reflects lower accounts receivable and inventory balances partially offset by lower accounts payable and higher current deferred income taxes. The changes in receivables, inventory and payables reflect lower sales levels and the charges recorded to increase the valuation allowances for receivables and inventory, and the increase to current deferred income taxes reflects that certain of these charges are not tax deductible in the current period.

     The Company's senior credit facility with a syndicate of banks and other financial institutions consists of $500 million of term loans and a $300 million revolving credit facility. At December 31, 2001, the Company had $115 million in borrowings, letters of credit of $30 million and the ability to borrow an additional $155 million, under its revolving credit facility. The revolving credit facility is available through 2005. On August 1, 2001, the Company entered into an amendment of its credit facility which made certain modifications to the financial covenants and other terms of the credit facility. As a result of such amendments, the interest rate on $197 million of term loans has been increased by 0.50 percent, on $289 million of term loans by 0.75 percent and on the borrowings under the revolving facility by 0.75 percent. These amendments provide for less restrictive financial convenants for the second half of 2001 and for 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, sales of assets and related matters through the end of 2002. In addition, the lenders were given a security interest in certain real property, intellectual property and other assets of the Company in the United States and Canada.

     As of December 31, 2001, the Company was in compliance with the financial and other covenants provided for in its senior credit facility. However, management anticipates that it will not be in compliance with certain financial covenants contained in its senior credit facility when financial results for the quarter ending March 31, 2002 are finalized. The Company's failure to meet such covenant requirements will result in borrowings under the senior credit facility and a $25 million (Canadian) facility becoming callable by the Company's lenders. Should the lenders under the senior credit facility call these borrowings, the 11% Senior Subordinated Notes would become callable as well. If the Company fails to be in compliance with its financial or other covenants under the senior credit facility or if the borrowings under that facility are called by the lenders, counterparties to the Company's interest rate swap agreements will have the right to require the Company to cash settle these agreements by paying fair value (approximately $11 million at December 31, 2001) to the counterparties. During the first quarter of 2002, the Company borrowed all of its remaining availability on its revolving credit facility which approximated $155 million. The Company's ongoing liquidity will depend upon a number of factors, including our available cash resources, cash flows from operations, the impact of our restructuring program, proceeds from the sale of assets, if any, and obtaining modifications to restrictive covenants contained in our financing agreements. The Company has commenced discussions with its lenders towards amending its senior credit facility. If these discussions do not result in an acceptable amendment to the senior credit facility, or if our expectations regarding any of the other factors enumerated above are not realized, we may be required to reduce capital expenditures, sell additional assets, restructure all or a portion of our existing debt or obtain alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or at terms which are favorable to the Company. To the extent that the relevant debt covenants are not amended or the respective debt is not otherwise restructured or refinanced prior to the issuance of the Company's quarterly report on Form 10-Q, a significant portion of the Company's debt will be classified as a current liability.

Contractual Obligations

                                                                      Payments Due by Period
                                        -----------------------------------------------------------------------------------
                                                                          (In thousands)
                                        Less than                                             After 5
                                          1 year          1-3 years         4-5 years          years             Total
                                        -----------     ---------------     -----------     ------------     --------------
Long-term debt                          $  32,674       $     102,539       $     239,046   $     458,167    $     832,426
Operating leases                           12,939              13,065               6,888          11,678           44,570
                                        ---------       -------------       -------------   -------------    -------------
Total contractual obligations           $  45,613       $     115,604       $     245,934   $     469,845    $     876,996
                                        =========       =============       =============   =============    =============

Environmental Matters

     The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Indonesia, Ireland, Mexico and other countries in which it operates. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these proceedings and inquiries, the Company believes that any such liability would not have a material adverse effect on its financial position or results of operations. However, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require expenditures which might be material to the Company's financial position or results of operations. See also "Business - Environmental Matters."

     The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2001, accruals for environmental matters were $25 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company does not maintain any insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

     The Company has an established program to ensure that its facilities comply with environmental laws and regulations. In 2001, expenditures made in connection with this program approximated $16 million (of which approximately $4 million represented capital expenditures and approximately $12 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2000 approximated $11 million (of which approximately $2 million represented capital expenditures and approximately $9 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Management expects expenditures similar to 2001 levels in 2002. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

Other Matters

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 was $14 million, $13 million, and $9 million, respectively.

     In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for years beginning after December 15, 2001. The Company is currently evaluating the effect, if any, that the adoption of SFAS 143 and SFAS 144 will have on the Company's consolidated financial position, results of operations and cash flows.

Forward-Looking Statements

     This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report may constitute forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that these assumptions and expectations will prove to have been correct. Important factors that could cause actual results to differ from these expectations are disclosed in this Annual Report and include various risks, uncertainties and assumptions such as, among other things:

     o potential that the Company fails to meet certain financial or other covenants contained in its senior credit facility, and is unable to negotiate an acceptable amendment to the senior credit facility or obtain alternative sources of funding;
     o in the event that debt under the Company's senior credit facility is called by its lenders, the Company may not be able to continue as a going concern;
     o the Company's outstanding indebtedness and leverage, and the restrictions imposed by its indebtedness;
     o potential that the NYSE will reject or seek modification to the business plan submitted by the Company or that the Company will be unable to meet the NYSE's continued listing requirements irrespective of the business plan;
     o    failure to achieve targeted cost reductions;
     o potential that actual results differ from the estimates and assumptions used by management in the preparation of the consolidated financial statements;

     o continued or increased price pressure in the Company's markets, particularly the automotive and communications markets;
     o the cyclical nature of certain of the Company's businesses and markets;
     o domestic and international economic conditions, particularly affecting the automotive and communications markets;
     o the high degree of competition in certain of the Company's businesses, and the potential for new competitors to enter into those businesses;
     o the integration of recent and future acquired businesses with existing operations in a timely and efficient manner;
     o the extent to which the Company undertakes new acquisitions or enters into strategic joint ventures or partnerships;
     o future technological advances which may affect the Company's existing product lines;
     o future modifications to existing laws and regulations affecting the environment, health and safety;
     o discovery of unknown contingent liabilities, including environmental contamination at the Company's facilities;
     o    fluctuations in interest rates and in foreign currency exchange rates;
     o increases in the cost of raw materials and other inputs used to make the Company's products; and
     o customers and suppliers seeking contractual and credit terms less favorable to the Company.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

Related Party Agreements

     The Company is party to a management agreement with Latona Associates Inc. ("Latona Associates"). Latona Associates is a management company that has provided the Company with strategic management, business and financial advisory services, including guidance and advice relating to financings, security offerings, recapitalizations, restructurings, acquisitions, risk management and insurance, tax and employee benefit matters. Paul M. Montrone, the controlling stockholder and Chairman of the Board of the Company, also controls Latona Associates. In addition, Paul M. Meister, Vice Chairman of the Board, and Matthew R. Friel, Chief Financial Officer, are Managing Directors of Latona Associates.

     The Company's agreement with Latona Associates extends through 2004. The fee the Company currently pays to Latona Associates is $5 million annually, payable quarterly in advance, adjusted annually for increases in the U.S. Department of Labor, Bureau of Labor Statistics, Consumer Price Index. In addition, if the Company requests Latona Associates to provide advisory services in connection with any acquisition, business combination or other strategic transaction, the Company will pay Latona Associates additional fees comparable to those received by investment banking firms for such services (subject to the approval of a majority of our independent directors). In 2000 and 1999, Latona Associates received total fees of $0.6 million and $3.6 million, respectively, for services rendered in connection with these types of transactions.

     While there can be no assurance that the amount of fees paid by the Company to Latona Associates for services does not exceed the amount that the Company would have to pay to obtain similar services from unaffiliated third parties, the Company believes that the employees of Latona Associates have extensive knowledge concerning its businesses which would be impractical for a third party to obtain. As a result, the Company has not compared the fees payable to Latona Associates with fees that might be charged by third parties for similar services.

     In addition, on August 23, 2000, the Company acquired the digital communications business of Prestolite. Mr. Montrone beneficially owns a controlling interest in Prestolite, and he and Mr. Meister are on the Board of Prestolite. As part of the acquisition of the Prestolite digital communications business, which was approved by a special committee of disinterested directors to the Board of Directors, the Company paid Prestolite $0.8 and $0.3 million in 2001 and 2000, respectively, for various corporate and administrative transition services provided by Prestolite in respect of the digital communications business. Effective September 30, 2001, all transition services terminated. Also as part of this transaction, Prestolite agreed to pay the Company to provide various management services to Prestolite's remaining businesses. Prestolite paid the Company $2.5 million in 2001 in respect of such services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates and it selectively uses financial instruments to manage these risks. The Company's objective in managing exposure to changes in foreign currency exchange rates and interest rates is to reduce volatility on earnings and cash flow associated with such changes. The Company has not entered, and does not intend to enter, into financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Note 15 to the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

     See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GENTEK INC.:

     We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's ability to maintain compliance with its debt covenants during 2002 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 27, 2002

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                          Years Ended December 31,
                                                               -----------------------------------------
                                                                  2001           2000           1999
                                                                  ----           ----           ----
Net revenues ...............................................   $ 1,244,420    $ 1,414,187    $ 1,032,925
Cost of sales ..............................................       993,946      1,036,363        773,873
Selling, general and administrative expense ................       235,803        212,733        143,965
Restructuring and impairment charges .......................       187,417             --             --
Purchased in-process research and development ..............            --          5,800             --
                                                               -----------    -----------    -----------
   Operating profit (loss) .................................      (172,746)       159,291        115,087
Interest expense ...........................................        74,980         74,948         45,979
Interest income ............................................         1,200          1,678          1,022
Other (income) expense, net ................................          (783)        (2,806)           934
                                                               -----------    -----------    -----------
Income (loss) from continuing operations before income taxes
    and extraordinary item .................................      (245,743)        88,827         69,196
Income tax provision (benefit) .............................       (74,899)        38,586         34,163
                                                               -----------    -----------    -----------
Income (loss) from continuing operations before
    Extraordinary item......................................      (170,844)        50,241         35,033
Income from discontinued operations (net of tax of $518) ...            --             --          1,006
                                                               -----------    -----------    -----------
Income (loss) before extraordinary item ....................      (170,844)        50,241         36,039
Extraordinary item - loss from extinguishment of debt
   (net of tax of $3,231) ..................................            --             --          4,939
                                                               -----------    -----------    -----------
      Net income (loss) ....................................   $  (170,844)   $    50,241    $    31,100
                                                               ===========    ===========    ===========
Earnings (loss) per common share - basic:
    Income (loss) from continuing operations ...............   $     (6.72)   $      2.04    $      1.67
    Income from discontinued operations (net of tax) .......            --             --            .05
    Extraordinary item - loss from extinguishment of debt
     (net of tax) ..........................................            --             --            .24
                                                               -----------    -----------    -----------
      Net income (loss) ....................................   $     (6.72)   $      2.04    $      1.48
                                                               ===========    ===========    ===========
Earnings (loss) per common share - assuming dilution:
    Income (loss) from continuing operations ...............   $     (6.72)   $      1.99    $      1.64
    Income from discontinued operations (net of tax) .......            --             --            .05
    Extraordinary item - loss from extinguishment of debt
     (net of tax) ..........................................            --             --            .23
                                                               -----------    -----------    -----------
      Net income (loss) ....................................   $     (6.72)   $      1.99    $      1.45
                                                               ===========    ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                           ASSETS                               December 31,
                                                                         --------------------------
                                                                            2001           2000
                                                                            ----           ----
Current assets:
   Cash and cash equivalents .........................................   $     9,205    $     4,459
   Receivables, net ..................................................       183,962        230,983
   Inventories .......................................................       107,674        147,160
   Deferred income taxes .............................................        39,345         23,778
   Other current assets ..............................................        13,471         16,255
                                                                         -----------    -----------
       Total current assets ..........................................       353,657        422,635
Property, plant and equipment, net ...................................       358,526        459,606
Goodwill, net of amortization ........................................       328,975        376,505
Deferred income taxes ................................................        79,447         30,521
Other assets .........................................................        44,238         61,455
                                                                         -----------    -----------
       Total assets ..................................................   $ 1,164,843    $ 1,350,722
                                                                         ===========    ===========

                            LIABILITIES AND EQUITY  (DEFICIT)

Current liabilities:
    Accounts payable .................................................   $   107,382    $   120,134
    Accrued liabilities ..............................................       135,094        134,972
    Current portion of long-term debt ................................        32,674         25,562
                                                                         -----------    -----------
       Total current liabilities .....................................       275,150        280,668
Long-term debt .......................................................       799,752        793,250
Other liabilities ....................................................       232,278        229,146
                                                                         -----------    -----------
       Total liabilities .............................................     1,307,180      1,303,064
                                                                         -----------    -----------
Equity (deficit):
    Preferred Stock, $.01 par value; authorized 10,000,000 shares;
      none issued or outstanding .....................................            --             --
    Common Stock, $.01 par value; authorized 100,000,000 shares;
      issued: 20,712,973 and 20,362,558 shares at  December 31, 2001
      and 2000, respectively .........................................           207            204
    Class B Common Stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding: 4,750,107 shares at December 31,
      2001 and 2000 ..................................................            48             48
    Paid in capital ..................................................         3,830          3,710
    Accumulated other comprehensive loss .............................       (24,302)        (9,175)
    Retained earnings (deficit) ......................................      (120,876)        53,745
    Treasury stock, at cost: 145,570  and 63,847 shares at
      December 31, 2001 and 2000, respectively .......................        (1,244)          (874)
                                                                         -----------    -----------
      Total equity (deficit) .........................................      (142,337)        47,658
                                                                         -----------    -----------
      Total liabilities and equity (deficit) .........................   $ 1,164,843    $ 1,350,722
                                                                         ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Years Ended December 31,
                                                                         ------------------------------------
                                                                            2001         2000         1999
                                                                            ----         ----         ----
Cash flows from operating activities:
    Net income (loss) ................................................   $(170,844)   $  50,241    $  31,100
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ................................      68,317       68,973       54,222
        Asset impairment and write-down charges ......................     161,953           --           --
        Purchased in-process research and development ................          --        5,800           --
        Net (gain) loss on disposition of long-term assets ...........       1,465         (731)       2,087
        Long-term incentive plan costs, net ..........................         (86)       1,392          790
        Loss on extinguishment of debt ...............................          --           --        8,170
        Income from discontinued operations ..........................          --           --       (1,006)
        (Increase) decrease in receivables ...........................      37,903      (19,358)     (25,680)
        (Increase) decrease in inventories ...........................      32,267      (26,636)      (9,125)
        Increase (decrease) in accounts payable ......................      (6,586)      15,952       10,932
        Increase (decrease) in accrued liabilities ...................       3,111       (9,542)      (4,657)
        Increase (decrease) in other liabilities and assets, net .....     (59,093)       1,179        3,350
                                                                         ---------    ---------    ---------
            Net cash provided by continuing operations ...............      68,407       87,270       70,183
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
    Capital expenditures .............................................     (77,778)     (81,298)     (47,323)
    Proceeds from sales or disposals of long-term assets .............      11,541        6,911        1,481
    Cash provided by discontinued operations .........................          --           --      127,571
    Acquisition of businesses net of cash acquired* ..................        (610)    (138,380)    (444,782)
    Other investing activities .......................................      (4,032)     (18,682)          --
                                                                         ---------    ---------    ---------
            Net cash used for investing activities ...................     (70,879)    (231,449)    (363,053)
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
    Proceeds from sale of stock ......................................          --       37,957           --
    Proceeds from long-term debt .....................................      93,551      608,227      851,827
    Repayment of long-term debt ......................................     (81,515)    (512,134)    (604,720)
    Payments to acquire treasury stock ...............................        (370)        (597)        (650)
    Exercise of stock options ........................................         209          292           --
    Dividends ........................................................      (3,777)      (5,005)      (4,160)
    Capital contributions ............................................          --          879        9,985
                                                                         ---------    ---------    ---------
            Net cash provided by financing activities ................       8,098      129,619      252,282
                                                                         ---------    ---------    ---------
Effect of exchange rate changes on cash ..............................        (880)      (1,668)        (323)
                                                                         ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents .....................       4,746      (16,228)     (40,911)
Cash and cash equivalents at beginning of period .....................       4,459       20,687       61,598
                                                                         ---------    ---------    ---------
Cash and cash equivalents at end of period ...........................   $   9,205    $   4,459    $  20,687
                                                                         =========    =========    =========
Supplemental information:
    Cash paid for income taxes .......................................   $  10,743    $  24,034    $  41,551
                                                                         =========    =========    =========
    Cash paid for interest ...........................................   $  75,467    $  72,729    $  35,536
                                                                         =========    =========    =========
* Acquisition of businesses net of cash acquired:
        Working capital, other than cash .............................   $      --    $  (2,374)   $ (38,407)
        Property, plant and equipment ................................        (610)      (6,040)    (170,490)
        Other assets .................................................          --      (41,728)    (388,025)
        Noncurrent liabilities .......................................          --        1,762      152,140
                                                                         ---------    ---------    ---------
        Cash used to acquire businesses ..............................        (610)     (48,380)    (444,782)
        Cash to acquire Digital Communications Group .................          --      (90,000)          --
                                                                         ---------    ---------    ---------
            Total cash used to acquire businesses ....................   $    (610)   $(138,380)   $(444,782)
                                                                         =========    =========    =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 2001
                      (In thousands, except per share data)

                                                                             Paid in    Accumulated
                                                     Class B                 Capital      Other       Retained
                                          Common      Common     Treasury   (Capital   Comprehensive  Earnings
                                           Stock       Stock       Stock     Deficit)   Income (Loss) (Deficit)      Total
                                           -----       -----       -----    --------    ------------- --------       -----
Balance at January 1, 1999 ..............  $ 127    $    97    $ (32,796)   $(146,826)   $  (1,479)   $ 152,412    $ (28,465)
   Components of comprehensive income:
        Net income ......................     --         --           --           --           --       31,100       31,100
        Foreign currency translation
           adjustments (net of tax
           of $1,536) ...................     --         --           --           --       (2,347)          --       (2,347)
                                                                                                                   ---------
   Comprehensive income .................                                                                             28,753
   Dividends (per share $.20) ...........     --         --           --           --           --       (4,160)      (4,160)
   Capital contributions ................     --         --           --        9,985           --           --        9,985
   Conversion of Class B Common Stock
        to Common Stock .................     57        (57)          --           --           --           --           --
   Long-term incentive plan grants, net..     --         --           --          790           --           --          790
   Purchase of treasury stock ...........     --         --         (650)          --           --           --         (650)
   Spinoff adjustments ..................    (15)        --       33,169      186,122        1,717     (170,843)      50,150
                                           -------   --------    ---------    ---------    ---------    ---------  ---------
Balance at December 31, 1999 ............    169         40         (277)      50,071       (2,109)       8,509       56,403
   Components of comprehensive income:
        Net income ......................     --         --           --           --           --       50,241       50,241
        Change in net unrealized loss on
            securities (net of tax
            of $64) .....................     --         --           --           --          (97)          --          (97)
        Foreign currency translation
            admustments (net of tax
            of $4,559) ..................     --         --           --           --       (6,969)          --       (6,969)
                                                                                                                   ---------
   Comprehensive income .................                                                                             43,175
   Dividends (per share $.20) ...........     --         --           --           --           --       (5,005)      (5,005)
   Capital contributions ................     --         --           --          879           --           --          879
   Rights offering ......................     34          8           --       37,915           --           --       37,957
   Exercise of stock options ............      1         --           --          291           --           --          292
   Long-term incentive plan grants, net..     --         --           --        1,392           --           --        1,392
   Purchase of treasury stock ...........     --         --         (597)          --           --           --         (597)
   Digital acquisition (net of tax
        of $3,162) ......................     --         --           --      (86,838)          --           --      (86,838)
                                          ------    -------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2000 ............    204         48         (874)       3,710       (9,175)      53,745       47,658
   Components of comprehensive loss:

        Net loss ........................     --         --           --           --           --     (170,844)    (170,844)
        Change in net unrealized loss on
           securities (net of tax
           of $84) ......................     --         --           --           --         (129)          --         (129)
        Minimum pension liability
           adjustments (net of tax
           of $748) .....................     --         --           --           --       (1,144)          --       (1,144)
        Cumulative effect of accounting
           change (net of tax
           of $1,941)....................     --         --           --           --       (2,966)          --       (2,966)
        Change in net unrealized loss on
           derivative instruments (net
           of tax of $2,238).............     --         --           --           --       (3,421)          --       (3,421)
        Foreign currency translation
           adjustments (net of tax
           of $4,884) ...................     --         --           --           --       (7,467)          --       (7,467)
                                                                                                                   ---------
   Comprehensive loss ...................                                                                           (185,971)
   Dividends (per share $.15) ...........     --         --           --           --           --       (3,777)      (3,777)
   Exercise of stock options ............      3         --           --          206           --           --          209
   Long-term incentive plan grants, net..     --         --           --          (86)          --           --          (86)
   Purchase of treasury stock ...........     --         --         (370)          --           --           --         (370)
                                          ------    -------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2001 ............  $ 207    $    48    $  (1,244)   $   3,830    $ (24,302)   $(120,876)   $(142,337)
                                          ======    =======    =========    =========    =========    =========    =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     GenTek Inc. ("GenTek" or the "Company") was spun off from The General Chemical Group Inc. ("GCG") on April 30, 1999 (the "Spinoff"). The Spinoff has been treated as a reverse spinoff for financial statement purposes because a greater proportion of the former assets and operations of GCG are held by GenTek. Accordingly, the results of operations of the industrial chemicals business that remained with GCG have been reflected as discontinued operations.

     The Company's recent operating results have been negatively impacted by the weaker economic environment. The Company is in compliance with its financial and other covenants contained in its senior credit facility as of December 31, 2001. However, management anticipates that it will not be in compliance with certain financial covenants contained in its senior credit facility when financial results for the quarter ending March 31, 2002 are finalized. The Company's failure to meet such debt covenant requirements will result in a significant portion of the Company's long-term debt becoming callable by the Company's lenders. The Company has commenced discussions with its lenders towards amending its senior credit facility. If these discussions do not result in an acceptable amendment to the senior credit facility, the Company will explore alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or on terms which are favorable to the Company. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     On August 25, 2000, the Company acquired the Digital Communications Group ("Digital") of Prestolite Wire Corporation ("Prestolite") for $90,000 and reflected such payment as a reduction to paid in capital. As Prestolite is controlled by the controlling stockholder of GenTek, the transaction has been accounted for in a manner similar to a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Digital for all periods presented. Digital manufactures voice- and data-quality copper and fiber-optic cable for the telecommunications industry. Separate and combined results of GenTek and Digital are as follows:

                                                              GenTek      Digital     Adjustments   Combined
                                                              ------      -------     -----------   --------
Six months ended June 30, 2000 (unaudited):
           Net revenues ..................................  $  657,997   $   53,402   $   (3,696)  $  707,703
           Net income ....................................      28,749        2,033           --       30,782
Year ended December 31, 1999:
           Net revenues ..................................  $  964,354   $   69,043   $     (472)  $1,032,925
           Extraordinary item ............................       4,939           --           --        4,939
           Net income ....................................      32,895       (1,795)          --       31,100

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

     The consolidated financial statements include the accounts of the Company and all of its

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

majority owned subsidiaries. Investments in affiliates in which ownership is at least 20 percent, but less than a majority voting interest, are accounted for using the equity method. Investments in less than 20 percent owned affiliates are accounted for using the cost method. Intercompany balances and transactions are eliminated in consolidation.

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

     Property, plant and equipment are carried at cost and are depreciated principally using the straight-line method. Estimated lives range from five to 35 years for buildings and leasehold improvements and three to 15 years for machinery and equipment.

     The Company reviews long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of these assets against the estimated future cash flows to be generated by the assets. At the time such evaluations indicate that the future cash flows are not sufficient to recover the carrying value of such assets, the carrying values are adjusted to their fair values, which have been determined on a discounted cash flow basis. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period which ranges from five to 35 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. As of December 31, 2001 and 2000, goodwill is reflected net of accumulated amortization of $35,046 and $24,893, respectively.

     Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated.

     Revenue is recognized from product sales consistent with the related shipping terms, generally at the time products are shipped.

     Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development costs for the years ended December 31, 2001, 2000 and 1999, were $12,778, $12,892 and
$3,913, respectively.

     The Company does not hold or issue financial instruments for trading purposes. The company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. The differential to be paid or received on interest rate swaps is recognized as an adjustment to interest expense. Gains and losses on hedges of existing assests or liabilities are included in the carrying amounts of those assets or liabilities and ultimately recognized in earnings. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in earnings or as adjustments of carrying amounts when the

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

hedged transaction occurs.

     The components of accumulated other comprehensive loss are as follows:

                                                                                          December 31,
                                                                                -------------------------------
                                                                                      2001              2000
                                                                                      ----              ----
     Foreign currency translation...............................................$      16,545        $    9,078
     Net unrealized loss on securities..........................................          226                97
     Minimum pension liability adjustments......................................        1,144                --
     Net unrealized loss on derivative instruments..............................        6,387                --
                                                                                -------------      ------------
     Other comprehensive loss...................................................$      24,302        $    9,175
                                                                                =============        ==========

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The effect of the adoption of these pronouncements was a reduction of approximately $2,966 ($4,907 pre-tax) to other comprehensive income attributable to the net liability to be recorded for cash flow hedges.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 was $13,519, $12,914 and $9,364, respectively.

     In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement to be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discounted operations to include more disposal transactions. SFAS 144 is effective for years beginning after December 15, 2001. The Company is currently evaluating the effect, if any, that the adoption of SFAS 143 and SFAS 144 will have on the Company's consolidated financial position, results of operations and cash flows.

     Certain prior-period amounts have been reclassified to conform with the current presentation.

Note 3 - Discontinued Operations

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     Discontinued operations represent the industrial chemicals business of GCG (see Note 1). An allocation of certain expenses has been made related to discontinued operations. In the opinion of management, expenses have been allocated to the discontinued operations on a reasonable and consistent basis using management's estimate of services provided to the discontinued business by GCG. General corporate overhead expenses have not been allocated to discontinued operations. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the industrial chemicals business been operating as a stand-alone entity during the periods presented or expected to be incurred after the Spinoff.

     The results from operations of the industrial chemicals business are reflected in the Statements of Operations as "Income from discontinued operations" and are summarized as follows:

                                                                      Year Ended
                                                                  December 31, 1999
                                                                  -----------------
     Net revenues..............................................     $       98,893
     Cost of sales.............................................             86,542
     Selling, general and administrative expense...............              5,071
                                                                    --------------
     Operating profit..........................................              7,280
     Interest expense..........................................              3,521
     Interest income...........................................                384
     Other (income) expense, net...............................               (313)
                                                                    --------------
     Income before minority interest and income taxes..........              4,456
     Minority interest                                                       2,932
                                                                    --------------
     Income before income taxes................................              1,524
     Income tax provision                                                      518
                                                                    --------------
           Net income..........................................     $        1,006
                                                                    ==============

Note 4 - Fiscal 2001 Charges

     During 2001, the Company recorded pre-tax charges to income totaling $247,430 which includes restructuring and impairment charges of $187,417 and other charges of $60,013.

Restructuring Charges

     During 2001 the Company initiated a restructuring program, consisting of a workforce reduction, several plant closings and the discontinuation of certain product lines. During the year ended December 31, 2001, the Company recorded restructuring charges of $37,384 consisting of: $20,160 related to employee termination costs for approximately 2,000 employees; $11,920 associated with the write-down of assets resulting from plant closings and product line discontinuance; and $5,304 related primarily to lease obligations and other closure costs at facilities that will no longer be used. The Company expects to substantially complete implementation of its restructuring program by the end of 2002. Management does not expect that the restructuring program will have a material impact on the Company's revenues.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

The employee terminations impacted all of the Company's business segments, with the majority in the manufacturing and communications segments. As of December 31, 2001, approximately 1,200 employees had been terminated pursuant to the restructuring program. The following tables summarize the Company's accruals for restructuring costs:

                                                Employee                        Facility
                                           Termination Costs                   Exit Costs
                                           -----------------                   ----------
     Provisions                              $      20,160                    $      5,304
     Amounts utilized                                8,539                             676
                                             -------------                    ------------
     Balance at December 31, 2001            $      11,621                    $      4,628
                                             =============                    ============

Impairment Charges

     In the early part of 2001, operating losses were experienced in certain of the Company's operations. Additionally, forecasts updated at that time indicated significantly diminished prospects for these operations. As a result of these circumstances, management determined that the long-lived assets of these operations should be assessed for impairment. Based on the outcome of this assessment, the Company recorded a non-cash asset impairment charge of $83,623 in the second quarter of 2001. This charge includes write-downs of fixed assets of $57,298, goodwill and intangible assets of $23,905 and an investment and other long-term assets of $2,420. The second-quarter charge primarily related to nine facilities in the performance products segment totaling $59,185 and certain intangible assets in the communications segment totaling $21,956. The charge for eight of the nine performance products facilities was due to changes in the principal markets served by these units. The fair values of the assets of these facilities were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities. The charge for one performance products facility resulted from the facility's principal customer's decision to close its plant. The fair value of the assets at this facility was based upon a third-party appraisal. The impairment charge for the Company's communications segment is related to certain purchased technologies acquired in 2000 for the purpose of developing new products and services and expanding existing product offerings, and was due to the significant downturn in the telecommunications market to be served by these acquisitions. The Company determined the fair values of the related goodwill and intangible assets using a calculation of the present value of the expected future cash flows. During 2001, development of new products and service offerings based upon these purchased technologies was ultimately discontinued.

     As the year progressed, the Company experienced a significant decline in certain other businesses resulting in operating losses for these business units. The Company's revised forecast prepared in the fourth quarter indicated that, based upon diminished prospects in the markets served by certain operations, the cash flows to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the fourth quarter, the Company recorded additional non-cash impairment charges for long-lived assets totaling $66,410, of which $54,728 related to fixed assets, $8,795 to goodwill and intangibles and $2,887 to an equity investment. The charge primarily related to two facilities in the communications segment totaling $45,753 and two facilities and an equity investment in the manufacturing segment totaling $20,538. The charge for one facility in the manufacturing segment relates to notification by its largest customer in the fourth quarter that the customer was terminating its contract. As a result, management re-evaluated the forecast for this business and deemed it appropriate to test the carrying value of long-lived assets for impairment. The charge was recorded to reduce the carrying value to fair value, as determined using the present value of expected future cash flows. The charge for the other facilities was due to changes in the principal markets served by these units. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Selling, General and Administrative Expense

     Included in selling, general and administrative expense for the year ended December 31, 2001 is a $28,646 charge principally related to a loss provision for accounts receivable for certain customers who have recently filed for bankruptcy or whose current financial condition and payment history indicate payment is doubtful. The Company will continue to monitor the status of these accounts and further adjustments may be necessary.

Cost of Sales

     Included in cost of sales for the year ended December 31, 2001 is a $31,367 charge principally related to a loss provision for obsolete and excess inventory due to a significant decline in actual and forecasted revenue for certain of the Company's product lines as well as the discontinuation of certain of the Company's product lines.

Note 5 - Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

     The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                                                     Years Ended December 31,
                                                                        ----------------------------------------------------
                                                                          2001                   2000                1999
                                                                          ----                   ----                ----
Basic earnings per common share:
      Weighted average common shares outstanding ....................   25,434,802           24,670,854           20,952,915
                                                                        ----------           ----------           ----------
Diluted earnings per common share:
      Weighted average common shares outstanding ....................   25,434,802           24,670,854           20,952,915
      Options and restricted units ..................................           --              542,117              454,102
                                                                        ----------           ----------           ----------
           Total ....................................................   25,434,802           25,212,971           21,407,017
                                                                        ==========           ==========           ==========

     During 2001, options and restricted units were not included in the computation of diluted earnings per common share due to their antidilutive effect. Options to purchase 748,625 and 1,653,800 shares of common stock were outstanding during 2000 and 1999, respectively, but were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.

Note 6 - Acquisitions - Purchase Method

     GenTek has made a number of acquisitions which have been recorded using the purchase method of accounting. Accordingly, the net assets and results of operations of the acquisitions have been included in the financial statements from their respective acquisition date. Goodwill is amortized on a straight-line basis over periods ranging from five to 35 years.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

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

     On May 31, 2000, the Company acquired approximately 85 percent (81 percent on a fully diluted basis) of the outstanding stock of CON-X Corporation for approximately $18,000. During the third quarter of 2000 the Company received a definitive appraisal of the tangible and intangible assets acquired, including in-process research and development. Accordingly, the Company recorded a non-cash charge of $5,800 as this technology had not yet reached technological feasibility and had no alternative future use. The value assigned to purchased in-process research and development was determined by employment of a discounted cash flow model. The estimated cash flows span a 12-year period. These net cash flows were discounted back to their present value using a risk adjusted discount rate of 60 percent. The remaining purchase price was allocated to tangible and intangible assets, including goodwill and existing technology, less liabilities assumed. During 2001, development of new CON-X products was discontinued and all of the remaining acquired intangible assets were written off. The proforma impact of acquisitions made in 2000 in the aggregate is not material.

Note 7 - Income Taxes

     Income from continuing operations before income taxes is as follows:

                                                                           Years Ended December 31,
                                                                      ----------------------------------
                                                                         2001         2000        1999
                                                                         ----         ----        ----
           United States ..........................................   $(260,549)   $  28,759   $  42,149
           Foreign ................................................      14,806       60,068      27,047
                                                                      ---------    ---------   ---------
                Total .............................................   $(245,743)   $  88,827   $  69,196
                                                                      =========    =========   =========

           The components of the income tax provision are as follows:

                                                                          Years Ended December 31,
                                                                      -------------------------------
                                                                         2001       2000       1999
                                                                         ----       ----       ----
           United States:
                      Current .....................................   $(20,025)   $ 13,203   $ 23,128
                      Deferred ....................................    (43,732)      4,515     (5,223)
           Foreign:
                      Current .....................................      6,968       9,391     11,911
                      Deferred ....................................     (2,120)      9,453        960
           State:
                      Current .....................................     (7,264)        886      4,133
                      Deferred ....................................     (8,726)      1,138       (746)
                                                                      --------    --------   --------
                         Total ....................................   $(74,899)   $ 38,586   $ 34,163
                                                                      ========    ========   ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     A summary of the components of deferred tax assets and liabilities is as follows:

                                                                                     December 31,
                                                                                 -------------------
                                                                                   2001      2000
                                                                                   ----      ----
           Net operating loss carry forwards .................................   $ 16,398   $ 16,523
           Postretirement benefits ...........................................     35,465     30,299
           Nondeductible accruals ............................................     82,670     59,404
           Foreign operations ................................................     12,405      1,342
           Deferred tax on comprehensive income ..............................     15,899      6,003
           Other .............................................................     11,994     13,681
                                                                                 --------   --------
                   Deferred tax assets .......................................    174,831    127,252
                                                                                 --------   --------
           Property, plant and equipment .....................................     47,113     75,486
           Other .............................................................         --      1,258
                                                                                 --------   --------
                   Deferred tax liabilities ..................................     47,113     76,744
           Valuation allowance ...............................................     12,405      1,342
                                                                                 --------   --------
                   Net deferred tax assets ...................................   $115,313   $ 49,166
                                                                                 ========   ========

     The Company has deferred tax assets of $12,405 and $1,342 related to foreign tax credits, for which a full valuation allowance has been provided at December 31, 2001 and 2000, respectively. Net operating loss carryforwards in the United States expire through 2012. Net operating loss carryfowards in Germany do not expire.

     Based on the Company's historical taxable income, its expectations under its current business strategy that it will be able to generate taxable income over the long term and available tax-planning strategies, the Company believes that it is more likely than not that its net deferred tax assets will be realized. Uncertainties that affect the realization of these assets include tax law changes and the timing and amount of future taxable income generated by the Company. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowance may be necessary.

     The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                         2001      2000     1999
                                                                         ----      ----     ----
           U.S. federal statutory rate ..............................    (35.0)%   35.0%    35.0%
           State income taxes, net of federal benefit ...............     (4.2)     1.8      3.2
           Tax effect of foreign operations .........................      5.8      3.8      8.1
           Income from S-Corporations not subject
            to income tax ...........................................       --     (3.0)      .9
           Non-deductible goodwill ..................................      3.5      1.9      2.1
           Revaluation of deferred taxes ............................       --      3.2       --
           Other ....................................................      (.6)      .7       .1
                                                                          ----     ----     ----
                      Total .........................................    (30.5)%   43.4%    49.4%
                                                                          ====     ====     ====

     Prior to its acquisition, Digital was a division of Prestolite, which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition was $40,759 and $33,445 for the years ended December 31, 2000 and 1999, respectively.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

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

Note 8 - Pension Plans and Other Postretirement Benefits

     The Company maintains several defined benefit pension plans covering certain employees in Canada, Germany, Ireland and the United States. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are from two to five years. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined.

     The Company also sponsors several defined contribution pension plans covering certain employees in Canada and the United States. The Company's contributions are based upon a formula utilizing an employee's credited service and average annual salary. Vesting requirements are from two to five years. The Company's cost to provide this benefit was $1,217, $1,013 and $1,104 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company also maintains several plans providing postretirement benefits other than pensions covering certain hourly and salaried employees. The Company funds these benefits on a pay-as-you-go basis.

     Following the Spinoff, GCG and GenTek assumed responsibility for pension and other postretirement benefits for retirees whose last work assignment was with each of their respective businesses and the active employees of each of their respective businesses. GenTek's net periodic benefit cost for pension and other postretirement benefits disclosed below includes $1,948 for 1999 that has been allocated to the industrial chemicals business that remained with GCG and is included in "Income from discontinued operations" in the Statement of Operations.

                                                    Pension Benefits             Other Postretirement Benefits
                                                Years Ended December 31,            Years Ended December 31,
                                           --------------------------------    ---------------------------------
                                             2001        2000        1999        2001        2000        999
                                             ----        ----        ----        ----        ----        ---
United States:
Components of net periodic benefit cost:
      Service cost .....................   $  3,848    $  4,179    $  4,942    $  1,006    $    908    $  1,248
      Interest cost ....................     11,514      11,355      12,489       3,159       3,047       3,265
      Expected return on plan assets ...    (13,939)    (12,926)    (14,013)         --          --          --
      Amortization of net:
           Prior service cost ..........        346         263         379        (739)       (739)     (1,046)
           (Gain)/loss .................       (778)       (258)         16        (428)       (640)       (392)
                                           --------    --------    --------    --------    --------    --------
      Net periodic benefit cost ........   $    991    $  2,613    $  3,813    $  2,998    $  2,576    $  3,075
                                           ========    ========    ========    ========    ========    ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

                                                                          Pension Benefits       Other Postretirement Benefits
                                                                             December 31,                December 31,
                                                                       ----------------------    -----------------------------
                                                                          2001         2000            2001         2000
                                                                          ----         ----            ----         ----
Change in benefit obligation:
      Benefit obligation at prior measurement date .................   $ 164,189    $ 156,186       $  43,365    $  41,702
      Service cost .................................................       3,848        4,179           1,006          908
      Interest cost ................................................      11,514       11,355           3,159        3,047
      Actuarial loss ...............................................         345        2,028           6,880          461
      Benefits paid ................................................      (9,484)      (9,887)         (3,234)      (2,753)
      Plan amendments ..............................................       1,377          328              --           --
                                                                       ---------    ---------       ---------    ---------
      Benefit obligation at measurement date .......................   $ 171,789    $ 164,189       $  51,176    $  43,365
                                                                       =========    =========       =========    =========

Change in plan assets:
    Fair value of assets at prior measurement date .................   $ 169,462    $ 162,003       $      --    $      --
    Actual return on plan assets ...................................     (15,677)      15,959              --           --
    Employer contributions .........................................         961        1,387           3,234        2,753
    Benefits paid ..................................................      (9,484)      (9,887)         (3,234)      (2,753)
                                                                       ---------    ---------       ---------    ---------
    Fair value of assets at measurement date .......................   $ 145,262    $ 169,462       $      --    $      --
                                                                       =========    =========       =========    =========

Reconciliation of funded status:
    Funded status ..................................................   $ (26,527)   $   5,273       $ (51,176)   $ (43,365)
    Unrecognized net:
           Prior service cost ......................................       1,918          887          (2,126)      (2,865)
           (Gain)/loss .............................................       3,475      (27,234)           (808)      (8,116)
                                                                       ---------    ---------       ---------    ---------
    Net amount recognized ..........................................   $ (21,134)   $ (21,074)      $ (54,110)   $ (54,346)
                                                                       =========    =========       =========    =========

     For pension plans included above with accumulated benefit obligations in excess of plan assets, for 2001 and 2000, the projected benefit obligations were $159,275 and $5,869, respectively, the accumulated benefit obligations were $139,649 and $5,869, respectively, and the fair values of plan assets for those plans were $133,119 and $5,435, respectively.

     The assumptions used in accounting for the plans were:

                                                                                       2001        2000     1999
                                                                                       ----        ----     ----
Discount rate...................................................................      7 1/4%      7 1/2%   7 1/2%
Long-term rate of return on assets..............................................          9%          9%       9%
Average rate of increase in employee compensation...............................          5%          5%       5%

     The health care cost trend rate used in accounting for the medical plans was 11 percent (decreasing to 6 percent in the year 2007 and beyond) in 2001 and 7 1/2 percent in 2000. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $3,885 at year-end 2001 and the net periodic cost by $358 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $4,182 at year-end 2001 and the net periodic cost by $385 for the year.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     The dates used to measure plan assets and liabilities were October 31, 2001 and 2000 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                                                                  Pension Benefits          Other Postretirement Benefits
                                                              Years Ended December 31,        Years Ended December 31,
                                                           -----------------------------    ------------------------------
                                                            2001       2000       1999       2001       2000       1999
                                                            ----       ----       ----       ----       ----       ----
Foreign:
Components of net periodic benefit cost:
    Service cost .......................................   $   590    $   587    $   903    $    14    $    13    $   118
    Interest cost ......................................     2,774      2,817      2,410         64         66        345
    Expected return on plan assets .....................      (786)    (1,087)    (2,064)        --         --         --
    Amortization of net:
      Prior service cost ...............................         6          6         32         --         --         --
      (Gain)/loss ......................................        --        355        157         --         --         --
                                                           -------    -------    -------    -------    -------    -------
    Net periodic benefit cost ..........................   $ 2,584    $ 2,678    $ 1,438    $    78    $    79    $   463
                                                           =======    =======    =======    =======    =======    =======

                                                                         Pension Benefits      Other Postretirement Benefits
                                                                           December 31,                 December 31,
                                                                       --------------------    -----------------------------
                                                                         2001        2000            2001        2000
                                                                         ----        ----            ----        ----
  Change in benefit obligation:
     Benefit obligation at prior measurement date ..................   $ 49,553    $ 49,337        $    884    $    863
     Service cost ..................................................        590         587              14          13
     Employee contributions ........................................         29          54              --          --
     Interest cost .................................................      2,774       2,817              64          66
     Actuarial (gain)/loss .........................................      1,517         698              37          (3)
     Foreign currency translation ..................................     (2,796)     (1,481)            (51)        (28)
     Benefits paid .................................................     (2,492)     (2,420)            (39)        (27)
     Divestitures ..................................................         --         (39)             --          --
                                                                       --------    --------        --------    --------
     Benefit obligation at measurement date ........................   $ 49,175    $ 49,553        $    909    $    884
                                                                       ========    ========        ========    ========

  Change in plan assets:
     Fair value of assets at prior measurement date ................   $  9,663    $  7,192        $     --    $     --
     Actual return on plan assets ..................................       (997)      1,388              --          --
     Employer contributions ........................................      2,519       2,193              39          27
     Employee contributions ........................................         29          54              --          --
     Foreign currency translation ..................................       (524)      1,256              --          --
     Benefits paid .................................................     (2,492)     (2,420)            (39)        (27)
                                                                       --------    --------        --------    --------
     Fair value of assets at measurement date ......................   $  8,198    $  9,663        $     --    $     --
                                                                       ========    ========        ========    ========

  Reconciliation of funded status:
     Funded status .................................................   $(40,977)   $(39,890)       $   (909)   $   (884)
     Unrecognized net:
       Prior service cost ..........................................         26          34              --          --
       (Gain)/loss .................................................      2,984         391              11         (27)
                                                                       --------    --------        --------    --------
     Net amount recognized .........................................   $(37,967)   $(39,465)       $   (898)   $   (911)
                                                                       ========    ========        ========    ========

     For pension plans included above with accumulated benefit obligations in excess of plan assets,

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

for 2001 and 2000, the projected benefit obligations were $45,086 and $45,485 respectively, the accumulated benefit obligations were $43,599 and $44,188, respectively, and the fair values of plan assets for those plans were $4,102 and $4,768, respectively.

     The assumptions used in accounting for the plans were:

                                                                  2001                2000                1999
                                                                  ----                ----                ----
     Discount rate.......................................     5 3/4 - 7 1/4%      5 3/4 - 7 1/2%      5 3/4 - 7 1/2%
     Long-term rate of return on assets..................         8 - 9%                9%                  9%
     Average rate of increase in employee compensation...         5 - 5 1/4%          5 - 5 1/4%          5 - 5 1/4%

     The health care cost trend rate used in accounting for the medical plan was
7.2 percent in 2001 and 7.8 percent in 2000 (decreasing to 6 percent in the year 2003 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $203 at year-end 2001 and the net periodic cost by $27 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $246 at year-end 2001 and the net periodic cost by $20 for the year.

     The dates used to measure plan assets and liabilities were October 31, 2001 and 2000 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

Note 9 - Commitments and Contingencies

     Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001 are as follows:

                   Years Ending
                   December 31,
                   ------------

                       2002    ...................................       $12,939
                       2003    ...................................         7,676
                       2004    ...................................         5,389
                       2005    ...................................         3,610
                       2006    ...................................         3,278
                       thereafter.................................        11,678
                                                                         -------
                                                                         $44,570
                                                                         =======

     Rental expense for the years ended December 31, 2001, 2000 and 1999 was $20,355, $18,938 and $19,431, respectively.

Environmental Matters

     Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $24,657 and $29,277 at December 31, 2001 and 2000, respectively. These amounts do not include third-party recoveries nor have they been discounted.

Contingencies

     The Company is involved in various claims, litigation, administrative proceedings and investigations. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information, that any such liability will have no material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 10 - Related Party Transactions

Allocations

     Prior to its acquisition, Digital was a division of Prestolite Wire Corporation. Prestolite provided certain services to Digital such as accounting, legal, human resources, information technology and other corporate services. The accompanying statements of operations include allocations of $2,292 and $4,111 for the years 2000 and 1999, respectively. Interest expense of $3,518 and $4,476 for the years 2000 and 1999, respectively, has been charged to Digital based on a net assets basis utilizing Prestolite's effective interest rate and the cash flows of Digital. These allocations were made consistently in each period, and management believes the allocations are reasonable. However, such allocations are not necessarily indicative of the level of expenses that might have been incurred had Digital been operating as a stand-alone entity or which might be expected to be incurred as part of GenTek.

Management Agreement

     The Company is party to a management agreement with Latona Associates Inc. ("Latona Associates"), which is controlled by a stockholder of the Company, under which the Company receives corporate supervisory and administrative services and strategic guidance. Prior to the Spinoff, Latona Associates provided these services to GenTek's businesses pursuant to a substantially similar agreement with GCG. The Company was charged $4,864, $4,655, and $4,743 for the years 2001, 2000 and 1999, respectively. In addition, the Company paid $600 and $3,600 in connection with acquisitions during 2000 and 1999, respectively.

Other Transactions

     GenTek provides GCG with certain administrative services pursuant to a transition support agreement entered into in connection with the Spinoff. For the years ended December 31, 2001, 2000 and 1999, GenTek charged GCG $1,355, $1,692 and $2,474, respectively, related to this agreement.

     GCG supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 2001, 2000 and 1999, purchases from GCG amounted to $4,036, $4,389 and $14,696, respectively.

     In connection with the acquisition of Digital, Prestolite provided GenTek with various corporate and administrative transition services in respect of the digital business. The Company was charged $833

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

and $250 for the years 2001 and 2000, respectively. Effective September 30, 2001, all transition services terminated.

     GenTek provides Prestolite with corporate and administrative services, pursuant to a management agreement. For the year ended December 31, 2001, GenTek charged Prestolite $2,529.

     GenTek and Prestolite buy and sell certain wire and cable products from each other. Purchases from Prestolite for the years ended December 31, 2001, 2000 and 1999 were $9,805, $22,324 and $7,150, respectively. Sales to Prestolite for the years ended December 31, 2001, 2000 and 1999 were $2,613, $2,707 and $0, respectively.

Note 11 - Additional Financial Information

     Receivables                                                                   December 31,
                                                                              ----------------------
                                                                                2001          2000
                                                                                ----          ----
Trade .....................................................................   $ 199,718    $ 231,625
Other .....................................................................      16,306        7,708
Allowance for doubtful accounts ...........................................     (32,062)      (8,350)
                                                                              ---------    ---------
                                                                              $ 183,962    $ 230,983
                                                                              =========    =========

     Inventories                                                                   December 31,
                                                                              ----------------------
                                                                                2001          2000
                                                                                ----          ----
         Raw materials ....................................................   $  47,112    $  62,151
         Work in process ..................................................      15,156       23,654
         Finished products ................................................      40,795       56,632
         Supplies and containers ..........................................       4,611        4,723
                                                                              ---------    ---------
                                                                              $ 107,674    $ 147,160
                                                                              =========    =========

     Inventories valued at LIFO amounted to $25,401 and $28,888 at December 31, 2001 and 2000, respectively, which were below estimated replacement cost by $913 and $141, respectively. The impact of LIFO liquidations in 2001, 2000 and 1999 was not significant.

     Property, Plant and Equipment                                                 December 31,
                                                                              ----------------------
                                                                                2001          2000
                                                                                ----          ----
Land and improvements .....................................................   $  37,402    $  39,923
Machinery and equipment ...................................................     508,995      469,618
Buildings and leasehold improvements ......................................      90,583       83,231
Construction in progress ..................................................      52,659       51,247
                                                                              ---------    ---------
                                                                                689,639      644,019
Less accumulated depreciation and amortization ............................    (331,113)    (184,413)
                                                                              ---------    ---------
                                                                              $ 358,526    $ 459,606
                                                                              =========    =========

     Accrued Liabilities                                                           December 31,
                                                                              ----------------------
                                                                                2001          2000
                                                                                ----          ----
         Wages, salaries and benefits .....................................   $  36,547    $  38,016
         Interest .........................................................      12,166       13,728
         Income taxes .....................................................       5,908        6,455
         Taxes, other than income taxes ...................................       7,109        5,956
         Other ............................................................      73,364       70,817
                                                                              ---------    ---------
                                                                              $ 135,094    $ 134,972
                                                                              =========    =========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Note 12 - Long-Term Debt

                                                                                                 December 31,
                                                                                            ----------------------
                                                                            Maturities         2001         2000
                                                                            ----------         ----         ----
     Bank term loans - floating rates.................................      2002-2007       $ 486,250    $ 495,375
     Revolving credit facility - floating rate........................         2005           115,000       94,000
     Senior Subordinated Notes - 11%..................................         2009           200,000      200,000
     Other debt - floating rate.......................................      2002-2018          31,176       29,437
                                                                                            ---------    ---------
                Total debt                                                                    832,426      818,812
                Less:  current portion................................                         32,674       25,562
                                                                                            ---------    ---------
                Net long-term debt....................................                      $ 799,752    $ 793,250
                                                                                            =========    =========

     Aggregate maturities of long-term debt for each of the years in the five-year period ending December 31, 2006 are $32,674, $38,737, $63,802,
$166,376 and $72,670, respectively.

     On April 30, 1999, the Company entered into a new credit facility with a syndicate of banks and other financial institutions. The proceeds were used to repay outstanding borrowings of GCG under its existing credit facilities prior to the Spinoff, resulting in an extraordinary loss from the extinguishment of debt of $4,939, net of a tax benefit of $3,231. On August 9, 2000, the Company entered into a restated and amended credit agreement, which provides for $500,000 in term loans and a $300,000 revolving credit facility, which includes letters of credit up to $50,000. On August 1, 2001, the Company entered into an amendment of its credit facility which made certain modifications to the financial covenants and other terms of the credit facility. The unused letter of credit balance was $20,253 and $21,758 at December 31, 2001 and 2000, respectively. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate. The rate in effect for the revolving credit facility at December 31, 2001 and 2000 was 5.0 percent and 8.4 percent, respectively. The weighted average rate in effect for the term loans at December 31, 2001 and 2000 was 5.3 percent and 8.9 percent, respectively. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries, 65 percent of the capital stock of the Company's foreign subsidiaries and a security interest in certain real property, intellectual property and other assets of the Company in the United States and Canada.

     Management anticipates that it will not be in compliance with certain financial covenants contained in its senior credit facility when financial results for the quarter ending March 31, 2002 are finalized. The Company's failure to meet such covenant requirements will result in borrowings under the senior credit facility and a $25 million (Canadian) facility becoming callable by the Company's lenders. Should the lenders under the senior credit facility call these borrowings, the 11% Senior Subordinated Notes would become callable as well. If the Company fails to be in compliance with its financial or other covenants under the senior credit facility or if the borrowings under that facility are called by the lenders, counterparties to the Company's interest rate swap agreements will have the right to require the Company to cash settle these agreements by paying fair value (approximately $10,566 at December 31, 2001) to the counterparties. The Company has commenced discussions with its lenders towards amending its senior credit facility. If these discussions do not result in an acceptable amendment to the senior credit facility, the Company will explore alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or at terms which are favorable to the Company.

     On August 9, 1999, the Company issued $200,000 of 11% Senior Subordinated Notes due 2009. Net proceeds of the offering of $193,000 were used to repay a portion of the borrowings outstanding under the Company's revolving credit facility. On November 17, 1999, the Company filed a

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

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

     Commitment fees paid for the Company's credit facilities were $624, $556 and $231 for 2001, 2000 and 1999, respectively.

Note 13 - Capital Stock

     The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, of which 20,567,403 and 20,298,711 were outstanding at December 31, 2001 and 2000, respectively, and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis, of which 4,750,107 shares were outstanding at December 31, 2001 and 2000. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

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

     The Company's Preferred Stock, par value $.01 per share, consists of 10,000,000 authorized shares, none of which were outstanding at December 31, 2001 and 2000.

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

Note 14 - Stock Incentive Plans

     The Company has several long-term incentive plans pursuant to which stock options and other equity-related incentive awards may be granted to officers, non-employee directors and other key people. Stock options generally are granted with an exercise price equal to the market price on the day the option is granted, vest over three years and have a maximum term of 10 years. Restricted units, which represent common stock to be issued to the participant upon vesting, vest over five years for employees and four years for non-employee directors. Compensation cost recorded for stock-based compensation under those plans was $(86), $1,392, and $790 for the years ended December 2001, 2000 and 1999, respectively. As of December 31, 2001, the total number of shares authorized for grants under these plans was approximately 4,900,000, with approximately 1,200,000 shares available for grant.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     Effective as of the date of the Spinoff, holders of outstanding GCG equity-related awards received similar awards with respect to GenTek stock. The awards were adjusted to preserve the total economic value of the awards that existed prior to the Spinoff.

     Information with respect to all stock options is summarized below:

                                             2001                         2000                         1999
                                  --------------------------   --------------------------   --------------------------
                                                 Weighted                     Weighted                     Weighted
                                                  Average                      Average                      Average
                                   Shares     Exercise Price    Shares     Exercise Price    Shares     Exercise Price
                                   ------     --------------    ------     --------------    ------     --------------
Outstanding at
 Beginning of year ...........    3,100,700      $ 12.32       1,933,800      $ 13.66       1,679,500      $ 14.51
Options granted...............      313,000         2.62       1,221,000        10.27         310,000         9.96
Options exercised ............       21,900         9.43          22,000        13.29             --            --
Options cancelled ............      387,800        10.26          32,100        14.18          55,700        18.84
                                  ---------                    ---------                    ---------
Outstanding at end
 of year......................    3,004,000      $ 11.60       3,100,700      $ 12.32       1,933,800      $ 13.66
                                  =========                    =========                    =========
Exercisable at end
 of year......................    1,387,400      $ 13.26         739,400      $ 14.20         430,650      $ 14.74


     The following table summarizes information about stock options outstanding at December 31, 2001:

                                           Outstanding                                         Exercisable
                      ----------------------------------------------------------   ------------------------------------
                                        Weighted Average
                                           Remaining
      Range of          Number of         Contractual          Weighted Average      Number of       Weighted Average
  Exercise Prices        Options              Life              Exercise Price        Options         Exercise Price
-------------------   -------------   --------------------   -------------------   -------------   --------------------
 $  1.11 - $  5.00        210,000             9.8                  $  1.33                  --                --
 $  5.00 - $ 10.00        980,000             8.0                  $  9.43             368,900           $  9.55
 $ 10.00 - $ 15.00      1,454,000             5.3                  $ 12.96             686,500           $ 12.91
 $ 15.00 - $ 18.73        360,000             6.0                  $ 18.00             332,000           $ 18.12
                        ---------                                                    ---------
                        3,004,000                                                    1,387,400

     The Company applies APB 25 in accounting for its stock plans. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                                   2001        2000       1999
                                                                   ----        ----       ----
          Net income (loss)..................................   $ (172,581)  $ 47,681   $ 29,969
          Earnings (loss) per share - basic..................        (6.79)      1.93       1.43
          Earnings (loss) per share - diluted................        (6.79)      1.89       1.40

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                                  2001      2000      1999
                                                                  ----      ----      ----
          Dividend yield.....................................      2.8%      2.0%      1.5%
          Expected volatility................................       87%       57%       46%
          Risk-free interest rate............................      4.0%      6.4%      6.6%
          Expected holding period (in years).................        6         6         6
          Weighted average fair value........................   $ 1.15    $ 5.29    $ 6.42

Note 15 - Financial Instruments

Investments

     All marketable equity securities are classified as available-for-sale, with net unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). At December 31, 2001, gross unrealized losses were $375. At December 31, 2000, gross unrealized gains and losses were $254 and $415, respectively. Realized gains and losses are determined on the average cost method. Sales of investments were as follows:

                                                                                                    December 31,
                                                                                     ------------------------------------------
                                                                                       2001              2000              1999
                                                                                       ----              ----              ----
          Proceeds ........................................................          $ 4,582           $ 4,140               --
          Gross realized gains ............................................          $ 1,123           $ 1,893               --
          Gross realized losses............................................          $   564                --               --

Swap Agreements

     The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate to fixed-rate debt in order to reduce the Company's exposure to movements in interest rates and achieve a desired proportion of variable versus fixed-rate debt, in accordance with the Company's policy. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. All swap agreements have been designated as cash flow hedges, and all are 100 percent effective. As a result, there is no impact to earnings due to hedge ineffectiveness. The swap agreements in effect were as follows:

                                                                                                 Interest Rate
                                                     Notional                         -----------------------------------
                    December 31,                      Amount           Maturities       Receive (1)         Pay (2)
                    ------------                      ------           ----------       -----------         -------
                      2001................            $ 175,000         2002-2006           2.0%              6.8%
                      2000................            $ 178,750         2002-2006           6.5%              6.8%

(1)  Three-month LIBOR.
(2)  Represents the weighted average rate.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Fair Value of Financial Instruments

                                                                 December 31, 2001            December 31, 2000
                                                             -------------------------    ------------------------
                                                             Carrying          Fair       Carrying          Fair
                                                              Amount           Value       Amount          Value
                                                              ------           -----       ------          -----
     Marketable equity securities.........................   $     572       $     572    $   4,207      $   4,207
     Long-term debt.......................................   $ 832,426       $ 748,426    $ 818,812      $ 818,812
     Unrealized gain (loss) on swap
      Agreements..........................................   $ (10,566)      $ (10,566)          --      $  (4,907)

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

Note 16 - Geographic and Industry Segment Information

     GenTek operates through three primary business segments: communications, manufacturing and performance products. The business segments were determined based on several factors including products and services provided and markets served. Each segment is managed separately. The communications segment is a global provider of products, systems and services, including copper and fiber-optic cabling and connection products, for local and wide area data and communications networks. The manufacturing segment provides a broad range of engineered components and services to the automotive, appliance and electronic and industrial markets. The performance products segment manufactures a broad range of products and services to four principal markets: environmental services, pharmaceutical and personal care, chemical processing and technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Industry segment information for continuing operations is summarized as follows:

                                                                Net Revenues                   Operating Profit (Loss)
                                                         Years Ending December 31,            Years Ending December 31,
                                                ---------------------------------------   ---------------------------------
                                                    2001          2000          1999        2001        2000        1999
                                                    ----          ----          ----        ----        ----        ----
Performance Products ........................   $   360,927   $   353,125   $   341,899   $ (30,444)  $  40,024   $  32,138
Manufacturing ...............................       478,488       553,262       450,625     (10,831)     64,206      67,831
Communications ..............................       405,005       507,800       240,401    (119,108)     59,851      27,425
                                                -----------   -----------   -----------   ---------   ---------   ---------
        Total Segments ......................     1,244,420     1,414,187     1,032,925    (160,383)    164,081     127,394
Eliminations and other corporate
  Expenses ..................................            --            --            --     (12,363)     (4,790)    (12,307)
                                                -----------   -----------   -----------   ---------   ---------   ---------
Consolidated ................................   $ 1,244,420   $ 1,414,187   $ 1,032,925   $(172,746)  $ 159,291   $ 115,087
                                                ===========   ===========   ===========   =========   =========   =========
Interest expense ............................                                                74,980      74,948      45,979
Other income, net ...........................                                                (1,983)     (4,484)        (88)
                                                                                          ---------   ---------   ---------
Consolidated income (loss) from
   Continuing operations before income
   Taxes and extraordinary item .............                                             $(245,743)  $  88,827   $  69,196
                                                                                          =========   =========   =========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

                                                        Capital Expenditures        Depreciation and Amortization
                                                      Years Ending December 31,       Years Ending December 31,
                                                      ---------------------------   ----------------------------
                                                       2001      2000      1999      2001      2000      1999
                                                       ----      ----      ----      ----      ----      ----
Performance Products ..............................   $20,554   $20,023   $19,519   $21,203   $23,346   $20,395
Manufacturing .....................................    12,383    16,376    12,458    23,043    23,115    19,088
Communications ....................................    44,841    44,899    15,346    24,071    22,512    14,739
                                                      -------   -------   -------   -------   -------   -------
Consolidated ......................................   $77,778   $81,298   $47,323   $68,317   $68,973   $54,222
                                                      =======   =======   =======   =======   =======   =======

                                                         Identifiable Assets
                                                            December 31,
                                                      --------------------------
                                                         2001         2000
                                                         ----         ----
Performance Products ..............................   $  303,788   $  338,845
Manufacturing (1) .................................      409,006      475,103
Communications ....................................      426,767      511,222
Corporate .........................................       25,282       25,552
                                                      ----------   ----------
Consolidated ......................................   $1,164,843   $1,350,722
                                                      ==========   ==========

(1)  Includes equity method investments of $21,608 and $22,136, respectively.

     Geographic area information for continuing operations is summarized as follows:

                                            External Revenues (1)             Long-Lived Assets (2)
                                          Years Ended December 31,                December 31,
                                   ---------------------------------------   -----------------------
                                         2001         2000         1999         2001         2000
                                         ----         ----         ----         ----         ----
          United States ...........   $  811,788   $  951,608   $  776,832   $  381,036   $  501,893
          Foreign .................      432,632      462,579      256,093      350,703      395,673
                                      ----------   ----------   ----------   ----------   ----------
          Consolidated ............   $1,244,420   $1,414,187   $1,032,925   $  731,739   $  897,566
                                      ==========   ==========   ==========   ==========   ==========

(1) Revenues are attributed to geographic areas based on the locations of customers.
(2) Represents all non-current assets except deferred tax assets and financial instruments.

Note 17 - Summarized Financial Information

     The Company's Senior Subordinated Notes due 2009 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign or are part of the industrial chemicals business, which is no longer part of GenTek as a result of the Spinoff.

     The following condensed consolidating financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Condensed Consolidating Statement of Operations
Year ended December 31, 2001

                                                              Subsidiary    Non-Guarantor
                                                Parent        Guarantors    Subsidiaries    Eliminations   Consolidated
                                                ------        ----------    ------------    ------------   ------------
Net revenues ..............................   $        --    $   766,783     $   517,181    $   (39,544)   $ 1,244,420
Cost of sales .............................            --        643,812         389,678        (39,544)       993,946
Selling, general and administrative expense         2,801        149,322          83,680             --        235,803
Restructuring and impairment charges ......            --        161,150          26,267             --        187,417
                                              -----------    -----------     -----------    -----------    -----------
    Operating profit (loss) ...............        (2,801)      (187,501)         17,556             --       (172,746)
Interest expense ..........................        60,123         69,567          17,005        (71,715)        74,980
Other (income) expense, net ...............       (56,318)       (10,094)         (7,286)        71,715         (1,983)
                                              -----------    -----------     -----------    -----------    -----------
    Income (loss) before income taxes .....        (6,606)      (246,974)          7,837             --       (245,743)
Income tax provision (benefit) ............        (2,008)       (75,273)          2,382             --        (74,899)
Equity in income (loss) from subsidiaries .      (166,246)         5,455              --        160,791             --
                                              -----------    -----------     -----------    -----------    -----------
    Net income (loss) .....................   $  (170,844)   $  (166,246)    $     5,455    $   160,791    $  (170,844)
                                              ===========    ===========     ===========    ===========    ===========

Condensed Consolidating Statement of Operations
Year ended December 31, 2000

                                                              Subsidiary    Non-Guarantor
                                                Parent        Guarantors    Subsidiaries    Eliminations   Consolidated
                                                ------        ----------    ------------    ------------   ------------
Net revenues ..............................   $        --    $   901,743     $   554,593    $   (42,149)   $ 1,414,187
Cost of sales .............................            --        687,025         391,487        (42,149)     1,036,363
Selling, general and administrative expense         2,298        127,891          88,344             --        218,533
                                              -----------    -----------     -----------    -----------    -----------
    Operating profit (loss) ...............        (2,298)        86,827          74,762             --        159,291
Interest expense ..........................        53,278         58,678          19,574        (56,582)        74,948
Other (income) expense, net ...............       (52,896)        (8,801)            631         56,582         (4,484)
                                              -----------    -----------     -----------    -----------    -----------
    Income (loss) before income taxes .....        (2,680)        36,950          54,557             --         88,827
Income tax provision (benefit) ............        (1,072)        20,662          18,996             --         38,586
Equity in income from subsidiaries ........        51,849         35,561              --        (87,410)            --
                                              -----------    -----------     -----------    -----------    -----------
    Net income ............................   $    50,241    $    51,849     $    35,561    $   (87,410)   $    50,241
                                              ===========    ===========     ===========    ===========    ===========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Condensed Consolidating Statement of Operations
Year ended December 31, 1999

                                                                   Subsidiary    Non-Guarantor
                                                      Parent       Guarantors     Subsidiaries   Eliminations   Consolidated
                                                      ------       ----------     ------------   ------------   ------------
Net revenues ....................................   $        --    $   722,681     $   332,737   $   (22,493)   $ 1,032,925
Cost of sales ...................................            --        555,237         241,129       (22,493)       773,873
Selling, general and administrative expense .....         8,139         89,756          46,070            --        143,965
                                                    -----------    -----------     -----------   -----------    -----------
    Operating profit (loss) .....................        (8,139)        77,688          45,538            --        115,087
Interest expense ................................        32,276         23,221          14,412       (23,930)        45,979
Other (income) expense, net .....................       (31,744)         5,030           2,696        23,930            (88)
                                                    -----------    -----------     -----------   -----------    -----------
    Income (loss) from continuing operations
       before income taxes and extraordinary item        (8,671)        49,437          28,430            --         69,196
Income tax provision (benefit) ..................        (3,463)        24,092          13,534            --         34,163
Equity in income from subsidiaries ..............        41,247         15,902              --       (57,149)            --
                                                    -----------    -----------     -----------   -----------    -----------
    Income from continuing operations before
       extraordinary item .......................        36,039         41,247          14,896       (57,149)        35,033
Income from discontinued operations
 (net of tax) ...................................            --             --           1,006            --          1,006
                                                    -----------    -----------     -----------   -----------    -----------
    Income before extraordinary item ............        36,039         41,247          15,902       (57,149)        36,039
Extraordinary item (net of tax) .................         4,939             --              --            --          4,939
                                                    -----------    -----------     -----------   -----------    -----------
    Net income ..................................   $    31,100    $    41,247     $    15,902   $   (57,149)   $    31,100
                                                    ===========    ===========     ===========   ===========    ===========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Condensed Consolidating Balance Sheet
December 31, 2001

                                                            Subsidiary     Non-Guarantor
                                               Parent       Guarantors     Subsidiaries    Eliminations  Consolidated
                                               ------       ----------     ------------    ------------  ------------
Current assets:
    Cash and cash equivalents ............   $        --    $       443     $     8,762    $        --   $     9,205
    Receivables, net .....................            --        105,246          78,716             --       183,962
    Inventories ..........................            --         55,205          52,469             --       107,674
    Other current assets .................         1,488         43,633           7,695             --        52,816
                                             -----------    -----------     -----------    -----------   -----------
    Total current assets .................         1,488        204,527         147,642             --       353,657
Property, plant and equipment, net .......            --        270,780          87,746             --       358,526
Goodwill, net of amortization ............            --        161,664         167,311             --       328,975
Intercompany receivable (payable) ........       643,909       (742,123)         98,214             --            --
Investment in subsidiaries ...............       (88,541)       203,931              --       (115,390)           --
Other assets .............................         3,995        110,242           9,448             --       123,685
                                             -----------    -----------     -----------    -----------   -----------
    Total assets .........................   $   560,851    $   209,021     $   510,361    $  (115,390)  $ 1,164,843
                                             ===========    ===========     ===========    ===========   ===========
Current liabilities:
    Accounts payable .....................   $       274    $    73,292     $    33,816    $        --   $   107,382
    Accrued liabilities ..................        37,211         53,013          44,870             --       135,094
    Current portion of long-term debt ....        15,125            110          17,439             --        32,674
                                             -----------    -----------     -----------    -----------   -----------
    Total current liabilities ............        52,610        126,415          96,125             --       275,150
Long-term debt ...........................       639,875            678         159,199             --       799,752
Other liabilities ........................        10,703        170,469          51,106             --       232,278
                                             -----------    -----------     -----------    -----------   -----------
    Total liabilities ....................       703,188        297,562         306,430             --     1,307,180
Equity (deficit) .........................      (142,337)       (88,541)        203,931       (115,390)     (142,337)
                                             -----------    -----------     -----------    -----------   -----------
    Total liabilities and equity (deficit)   $   560,851    $   209,021     $   510,361    $  (115,390)  $ 1,164,843
                                             ===========    ===========     ===========    ===========   ===========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Condensed Consolidating Balance Sheet
December 31, 2000

                                                     Subsidiary    Non-Guarantor
                                         Parent      Guarantors     Subsidiaries   Eliminations   Consolidated
                                         ------      ----------     ------------   ------------   ------------
Current assets:
    Cash and cash equivalents .......   $       --   $   (4,889)    $    9,348      $       --     $    4,459
    Receivables, net ................           --      131,775         99,208              --        230,983
    Inventories .....................           --       89,471         57,689              --        147,160
    Other current assets ............          186       21,630         18,217              --         40,033
                                        ----------   ----------     ----------      ----------     ----------
    Total current assets ............          186      237,987        184,462              --        422,635
Property, plant and equipment, net ..           --      319,374        140,232              --        459,606
Goodwill, net of amortization .......           --      126,505        250,000              --        376,505
Intercompany receivable (payable) ...      643,282     (641,391)        (1,891)             --             --
Investment in subsidiaries ..........       72,602      227,334             --        (299,936)            --
Other assets ........................          245       81,424         10,307              --         91,976
                                        ----------   ----------     ----------      ----------     ----------
    Total assets ....................   $  716,315   $  351,233     $  583,110      $ (299,936)    $1,350,722
                                        ==========   ==========     ==========      ==========     ==========
Current liabilities:
    Accounts payable ................   $       29   $   72,132     $   47,973      $       --     $  120,134
    Accrued liabilities .............       26,120       59,988         48,864              --        134,972
    Current portion of long-term debt        7,625          154         17,783              --         25,562
                                        ----------   ----------     ----------      ----------     ----------
    Total current liabilities .......       33,774      132,274        114,620              --        280,668
Long-term debt ......................      634,000          799        158,451              --        793,250
Other liabilities ...................          883      145,558         82,705              --        229,146
                                        ----------   ----------     ----------      ----------     ----------
    Total liabilities ...............      668,657      278,631        355,776              --      1,303,064
Equity ..............................       47,658       72,602        227,334        (299,936)        47,658
                                        ----------   ----------     ----------      ----------     ----------
    Total liabilities and equity ....   $  716,315   $  351,233     $  583,110      $ (299,936)    $1,350,722
                                        ==========   ==========     ==========      ==========     ==========

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2001

                                                                         Non-
                                                        Subsidiary     Guarantor
                                             Parent     Guarantors   Subsidiaries   Consolidated
                                             ------     ----------   ------------   ------------
Net cash provided by operating activities   $ 11,506     $ 14,629     $ 42,272        $ 68,407
                                            --------     --------     --------        --------
Net cash (used in) investing activities .         --      (53,154)     (17,725)        (70,879)
                                            --------     --------     --------        --------
Cash flows from financing activities:
    Intercompany cash transfers .........    (20,943)      42,262      (21,319)             --
    Other ...............................      9,437        2,541       (3,880)          8,098
                                            --------     --------     --------        --------
Net cash provided by (used in) financing
    activities ..........................    (11,506)      44,803      (25,199)          8,098
                                            --------     --------     --------        --------
Effect of exchange rates on cash ........         --           --         (880)           (880)
                                            --------     --------     --------        --------
Increase (decrease) in cash and cash
     equivalents ........................         --        6,278       (1,532)          4,746
Cash and cash equivalents at beginning
    of year .............................         --       (4,889)       9,348           4,459
                                            --------     --------     --------        --------
Cash and cash equivalents at end of year    $     --     $  1,389     $  7,816        $  9,205
                                            ========     ========     ========        ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2000

                                                                          Non-
                                                         Subsidiary     Guarantor
                                             Parent      Guarantors   Subsidiaries   Consolidated
                                             ------      ----------   ------------   ------------
Net cash provided by (used in) operating
    Activities ..........................   $  18,971    $ 132,721     $ (64,422)     $  87,270
                                            ---------    ---------     ---------      ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
    Acquired ............................          --     (138,380)           --       (138,380)
    Other ...............................          --      (77,035)      (16,034)       (93,069)
                                            ---------    ---------     ---------      ---------
Net cash (used in) investing activities .          --     (215,415)      (16,034)      (231,449)
                                            ---------    ---------     ---------      ---------
Cash flows from financing activities:
    Proceeds from sale of stock .........      37,957           --            --         37,957
    Intercompany cash transfers .........     300,883     (400,106)       99,223             --
    Other ...............................    (357,862)     471,736       (22,212)        91,662
                                            ---------    ---------     ---------      ---------
Net cash provided by (used in) financing
    Activities ..........................     (19,022)      71,630        77,011        129,619
                                            ---------    ---------     ---------      ---------
Effect of exchange rates on cash ........          --           --        (1,668)        (1,668)
                                            ---------    ---------     ---------      ---------
(Decrease) in cash and cash
    equivalents .........................         (51)     (11,064)       (5,113)       (16,228)
Cash and cash equivalents at beginning
    of year .............................          51        6,175        14,461         20,687
                                            ---------    ---------     ---------      ---------
Cash and cash equivalents at end of year    $      --    $  (4,889)    $   9,348      $   4,459
                                            =========    =========     =========      =========

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 1999

                                                                             Non-
                                                            Subsidiary     Guarantor
                                                Parent      Guarantors   Subsidiaries   Consolidated
                                                ------      ----------   ------------   ------------
Net cash provided by (used in) operating
    Activities .............................   $  (3,773)    $  34,776    $  39,180      $  70,183
                                               ---------     ---------    ---------      ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
    Acquired ...............................          --      (444,782)          --       (444,782)
    Cash provided by discontinued operations          --            --      127,571        127,571
    Other ..................................          --       (37,869)      (7,973)       (45,842)
                                               ---------     ---------    ---------      ---------
Net cash provided by (used in) investing
    Activities .............................          --      (482,651)     119,598       (363,053)
                                               ---------     ---------    ---------      ---------
Cash flows from financing activities:
    Intercompany cash transfers ............    (215,513)      327,153     (111,640)            --
    Other ..................................     216,190        69,450      (33,358)       252,282
                                               ---------     ---------    ---------      ---------
Net cash provided by (used in) financing
    Activities .............................         677       396,603     (144,998)       252,282
                                               ---------     ---------    ---------      ---------
Effect of exchange rates on cash ...........          --            --         (323)          (323)
                                               ---------     ---------    ---------      ---------
Increase (decrease) in cash and cash
    equivalents ............................      (3,096)      (51,272)      13,457        (40,911)
Cash and cash equivalents at beginning
    of year ................................       3,147        57,447        1,004         61,598
                                               ---------     ---------    ---------      ---------
Cash and cash equivalents at end of year ...   $      51     $   6,175    $  14,461      $  20,687
                                               =========     =========    =========      =========

                                  GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                 (Dollars in thousands, except per share data)

Note 18- Unaudited Quarterly Information

                                                                               2001
                                            ------------------------------------------------------------------------------
                                               First         Second            Third            Fourth            Year
                                               -----         ------            -----            ------            ----
Net revenues ............................   $   339,962   $   319,474       $   299,698      $   285,286       $ 1,244,420
Gross profit ............................        76,395        55,493(1)         66,889           51,697(3)        250,474
Net income (loss) .......................         2,475      (102,429)(1)           190(2)       (71,080)(3)      (170,844)
                                            ===========   ===========       ===========      ===========       ===========
Earnings (loss) per common share - basic:   $       .10   $     (4.03)      $       .01      $     (2.79)      $     (6.72)
                                            ===========   ===========       ===========      ===========       ===========
Earnings (loss) per common share -
    Assuming dilution: ..................   $       .10   $     (4.03)      $       .01      $     (2.79)      $     (6.72)
                                            ===========   ===========       ===========      ===========       ===========
Stock price - high ......................   $     16.60   $     13.00       $      7.75      $      4.00
Stock price - low .......................   $     10.40   $      5.26       $      3.25      $      1.11

---------------------
(1) Includes charges to income totaling $150,769 ($99,333 after tax or $3.91 per share), which includes restructuring and impairment charges of $108,018, charges included in cost of sales of $16,431, principally related to loss provisions for obsolete and excess inventory, and charges included in selling, general administrative expenses of $26,320, principally related to loss provisions for accounts receivable.
(2) Includes restructuring charges of $2,910 ($1,759 after tax or $.07 per share).
(3) Includes charges to income totaling $93,751 ($66,005 after tax or $2.59 per share), which includes restructuring and impairment charges of $76,489, charges included in cost of sales of $14,936, principally related to loss provisions for obsolete and excess inventory, and charges included in selling, general and administrative expenses of $2,326, principally related to loss provisions for accounts receivable.

                                                                            2000
                                       --------------------------------------------------------------------
                                          First        Second         Third           Fourth        Year
                                          -----        ------         -----           ------        ----
Net revenues .......................   $   342,845   $   364,858   $   362,421      $   344,063   1,414,187
Gross profit .......................        90,381       101,780        98,737           86,926     377,824
Net income .........................         9,641        21,141        11,002(1)         8,457      50,241
                                       ===========   ===========   ===========      ===========   =========
Earnings per common share - basic: .   $       .42   $       .84   $       .44      $       .33   $    2.04
                                       ===========   ===========   ===========      ===========   =========
Earnings per common share - assuming
    Dilution: ......................   $       .41   $       .82   $       .43      $       .33   $    1.99
                                       ===========   ===========   ===========      ===========   =========
Stock price - high .................   $     15.75   $     15.50   $     16.94      $     17.63
Stock price - low ..................   $      9.56   $     11.00   $     11.50      $     13.19

(1) During the third quarter of 2000, the Company recorded a one-time charge of $5,800 ($3,500 after tax or $.14 per share) for purchased in-process research and development.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Directors. For information relating to the Company's Directors, see the information under the caption "Nomination and Election of Directors" in the Company's definitive 2001 Proxy Statement (the "Proxy Statement"), which is hereby incorporated by reference.

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

Item 11. Executive Compensation.

     Executive Compensation. For information relating to the compensation of the Company's executives, see the information under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

Item 13. Certain Relationships and Related Transactions.

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

                                     PART IV

Item 14. Exhibits and Financial Statement Schedules and Reports on Form 8-K.

List of Exhibits

Exhibit No.                       Description
-----------                       -----------

 3.1 -- Amended and Restated Certificate of Incorporation of GenTek Inc. Incorporated by reference to the relevant exhibit to the Amendment No. 2 to Registration Statement on Form 10 of GenTek Inc. (File No. 001-14789), filed with the Securities and Exchange Commission on April 8, 1999 (the "1999 GenTek Form 10")
 3.2 -- Amended and Restated By-Laws of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.01 -- GenTek Inc. Restricted Unit Plan for Non-Employee Directors. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.02 -- GenTek Inc. Retirement Plan for Non-Employee Directors. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.03 -- GenTek Inc. Performance Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.04 -- GenTek Inc. Long-Term Incentive Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.05 -- Employee Benefits Agreement among GenTek Inc., The General Chemical Group Inc., General Chemical Industrial Products Inc. and General Chemical Corporation. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.06 -- Tax Sharing Agreement between GenTek Inc. and The General Chemical Group Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.07 -- Intellectual Property Agreement among GenTek Inc., General Chemical Corporation, The General Chemical Group Inc. and General Chemical Industrial Products Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.08 -- Management Agreement between GenTek Inc. and Latona Associates Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.09 -- Registration Rights Agreement between Paul M. Montrone and The General Chemical Group Inc., as assumed by GenTek Inc. with respect to Common Stock of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
10.10 -- Credit Agreement among GenTek Inc., Noma Company, the several lenders from time to time party hereto, The Bank of Nova Scotia, as Syndication Agent, Bankers Trust Company, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 30, 1999 as amended and restated as of August 9, 2000 and as of August 1, 2001. Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the three months ended September 30, 2001 filed with the Securities and Exchange Commission on November 7, 2001.
10.11 -- Amended and Restated Guarantee and Collateral Agreement made by GenTek Inc. and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of April 30, 1999, as amended and restated as of October 30, 2001. Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the three months ended September 30, 2001 filed with the Securities and Exchange Commission on November 7, 2001.
10.12 -- Indenture, dated as of August 9, 1999, between the Company and U.S. National Trust Association, as Trustee. Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the nine months ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.
21.1  -- Subsidiaries of GenTek Inc.

Financial Statements

     See Item 8, beginning on page 20.

Financial Statement Schedules

     See Index to Financial Statement Schedule on page 56.

Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                                GENTEK INC.


                                By: /s/ RICHARD R. RUSSELL
                                    ------------------------------------
                                    Name:  Richard R. Russell
                                    Title: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Resistrant and in the capacities and on the dates indicated.

                 Signature                              Title                        Date
                 ---------                              -----                        ----

       Principal executive officer:

/s/ RICHARD R. RUSSELL                    President and Chief Executive Officer     March 28, 2002
--------------------------------------
Richard R. Russell

    Principal financial and accounting
                 officer:

/s/ MATTHEW R. FRIEL                      Vice President, Chief Financial Officer   March 28, 2002
--------------------------------------    and Treasurer
Matthew R. Friel


                Directors:

/s/ PAUL M. MONTRONE                      Chairman and Director                     March 28, 2002
--------------------------------------
Paul M. Montrone

/s/ PAUL M. MEISTER                       Vice Chairman and Director                March 28, 2002
--------------------------------------
Paul M. Meister

/s/ RICHARD R. RUSSELL                    Director                                  March 28, 2002
--------------------------------------
Richard R. Russell

/s/ SCOTT M. SPERLING                     Director                                  March 28, 2002
--------------------------------------
Scott M. Sperling

/s/ IRA STEPANIAN                         Director                                  March 28, 2002
--------------------------------------
Ira Stepanian

/s/ BRUCE KOEPFGEN                        Director                                  March 28, 2002
--------------------------------------
Bruce Koepfgen

                                   GENTEK INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Schedule II -- Valuation and Qualifying Accounts .............................60

     Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                   GENTEK INC.
                        Valuation and Qualifying Accounts

                                                         Balance at   Additions
                                                       Beginning of    Charged       Deductions                Balance at
                                                           Period     to Income    From Reserves    Other*    End of Period
                                                           ------     ---------    -------------    ------    -------------
                                                                                   (In thousands)
Year ended December 31, 2001
   Allowance for doubtful accounts .................     $ 8,350       $26,498        $(2,536)     $  (250)      $32,062
Year ended December 31, 2000
   Allowance for doubtful accounts .................     $ 7,348       $ 2,669        $(1,734)     $    67       $ 8,350
Year ended December 31, 1999
   Allowance for doubtful accounts .................     $ 3,786       $ 2,974        $(1,812)     $ 2,400       $ 7,348

*    Primarily acquisitions and foreign exchange

                                  EXHIBIT INDEX


                                                                           Page
Exhibit No.                                                               Number
-----------                                                               ------

  3.1 -- Amended and Restated Certificate of Incorporation of GenTek Inc. Incorporated by reference to the relevant exhibit to Amendment No. 2 to the Registration Statement on Form 10 of GenTek Inc. (File No. 001-14789), filed with the Securities and Exchange Commission on April 8, 1999 (the "1999 GenTek
          Form 10")...................................................
  3.2 -- Amended and Restated By-Laws of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form
          10 .........................................................
 10.01 -- GenTek Inc. Restricted Unit Plan for Non-Employee Directors. Incorporated by reference to the relevant exhibit to the
          1999 GenTek Form 10.........................................
 10.02 -- GenTek Inc. Retirement Plan for Non-Employee Directors. Incorporated by reference to the relevant exhibit to the
          1999 GenTek Form 10 ........................................
 10.03 -- GenTek Inc. Performance Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.............
 10.04 -- GenTek Inc. Long-Term Incentive Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form
          10 .........................................................
 10.05 -- Employee Benefits Agreement among GenTek Inc., The General Chemical Group Inc., General Chemical Industrial Products Inc. and General Chemical Corporation. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form
          10..........................................................
 10.06 -- Tax Sharing Agreement between GenTek Inc. and The General Chemical Group Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.................
 10.07 -- Intellectual Property Agreement among General Chemical Corporation, The General Chemical Group Inc., GenTek Inc. and General Chemical Industrial Products Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form
          10..........................................................
 10.08 -- Management Agreement between GenTek Inc. and Latona Associates Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10..........................
 10.09 -- Registration Rights Agreement between Paul M. Montrone and The General Chemical Group Inc., as assumed by GenTek Inc. with respect to Common Stock of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form
          10..........................................................
 10.10 -- Credit Agreement among GenTek Inc., Noma Company, the several lenders from time to time party hereto, The Bank of Nova Scotia, as Syndication Agent, Bankers Trust Company, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent, dated as of April 30, 1999 as amended and restated as of August 9, 2000 and as of August 1, 2001. Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the three months ended September 30, 2001 filed with the Securities and Exchange Commission on
          November 7, 2001............................................
10.11 -- Amended and Restated Guarantee and Collateral Agreement made by GenTek Inc. and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Administrative Agent, dated as of April 30, 1999, as amended and restated as of October 30, 2001. Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the three months ended September 30, 2001 filed with the Securities and Exchange Commission on
          November 7, 2001............................................

                                                                           Page
Exhibit No.                                                               Number
-----------                                                               ------

10.12 -- Indenture, dated as of August 9, 1999, between the Company and U.S. National Trust Association, as Trustee. Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the nine months ended September 30, 1999 filed with the Securities and Exchange Commission on
          November 15, 1999 ..........................................

21.1   -- Subsidiaries of GenTek Inc..................................