Form 10-Q
period 2002-03-31
GENTEK INC
filed 2002-05-15
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

     X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------            OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2002
                                         OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----------
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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



       Registrant's telephone number, including area code: (603) 929-2264


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes  X    No
                                                           -----    -----

The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of April 30, 2002 was 20,567,403 and 4,750,107, respectively.

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX


                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

      Consolidated Statements of Operations - Three Months
           Ended March 31, 2002 and 2001........................................    1

      Consolidated Balance Sheets - March 31, 2002 and
           December 31, 2001....................................................    2

      Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2002 and 2001........................................    3

      Notes to the Consolidated Financial Statements............................  4-13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................  14-16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........   17

PART II.  OTHER INFORMATION:

  Item 1.  Legal Proceedings....................................................   17

  Item 2.  Changes in Securities and Use of Proceeds............................   17

  Item 3.  Defaults upon Senior Securities......................................  17-18

  Item 4.  Submission of Matters to a Vote of Security Holders..................   18

  Item 5.  Other Information....................................................   18

  Item 6.  Exhibits and Reports on Form 8-K.....................................   18

  SIGNATURES....................................................................   19

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                                2002            2001
                                                                                ----            ----
Net revenues..............................................................  $   276,937     $   339,962
Cost of sales.............................................................      221,629         263,567
Selling, general and administrative expense...............................       42,450          54,911
                                                                            -----------     -----------
      Operating profit....................................................       12,858          21,484
Interest expense..........................................................       17,716          18,860
Interest income...........................................................          429             196
Other (income) expense, net...............................................           68          (1,763)
                                                                            -----------     -----------

      Income (loss) before income taxes...................................       (4,497)          4,583
Income tax provision (benefit)............................................       (1,349)          2,108
                                                                            -----------     -----------
           Net income (loss)..............................................  $    (3,148)    $     2,475
                                                                            ===========     ===========

Earnings  (loss) per common share - basic:................................  $      (.12)    $       .10
                                                                            ============    ===========

Earnings (loss) per common share - assuming dilution:.....................  $      (.12)    $       .10
                                                                            ============    ===========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              March 31,      December 31,
                                                                                2002            2001
                                                                                ----            ----
                                                                            (unaudited)
                                       ASSETS
Current assets:
     Cash and cash equivalents............................................  $   148,779     $     9,205
     Receivables, net.....................................................      181,886         183,962
     Inventories..........................................................      103,044         107,674
     Deferred income taxes................................................       38,864          39,345
     Other current assets.................................................       13,948          13,471
                                                                            -----------     -----------
         Total current assets.............................................      486,521         353,657
Property, plant and equipment, net........................................      356,037         358,526
Goodwill, net of amortization.............................................      328,262         328,975
Deferred income taxes.....................................................       78,796          79,447
Other assets..............................................................       43,814          44,238
                                                                            -----------     -----------
         Total assets.....................................................  $ 1,293,430     $ 1,164,843
                                                                            ===========     ===========

                          LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Accounts payable.....................................................  $   107,219     $   107,382
     Accrued liabilities..................................................      122,342         135,094
     Current portion of long-term debt....................................      778,125          32,674
                                                                            -----------     -----------
         Total current liabilities........................................    1,007,686         275,150
Long-term debt............................................................      201,681         799,752
Other liabilities.........................................................      228,621         232,278
                                                                            -----------     -----------
         Total liabilities................................................    1,437,988       1,307,180
                                                                            -----------     -----------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized 10,000,000 shares;
       none issued or outstanding.........................................           --              --
     Common Stock, $.01 par value; authorized 100,000,000 shares;
       issued: 20,712,973 shares at March 31, 2002
        and December 31, 2001.............................................          207             207
     Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding: 4,750,107 shares
       at March 31, 2002 and December 31, 2001............................           48              48
     Paid in capital......................................................        3,846           3,830
     Accumulated other comprehensive loss.................................      (23,391)        (24,302)
     Accumulated deficit..................................................     (124,024)       (120,876)
     Treasury stock, at cost: 145,570 shares at March 31, 2002
        and December 31, 2001.............................................       (1,244)         (1,244)
                                                                            ------------    -----------
         Total equity (deficit)...........................................     (144,558)       (142,337)
                                                                            -----------     -----------
         Total liabilities and equity (deficit)...........................  $ 1,293,430     $ 1,164,843
                                                                            ===========     ===========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     ----------------------
                                                                                        2002         2001
                                                                                        ----         ----
Cash flows from operating activities:
       Net income (loss).....................................................        $  (3,148)   $   2,475
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization.......................................           12,011       19,111
         Net (gain) loss on disposition of long-term assets..................              252       (1,089)
         Long-term incentive plan costs, net.................................               16          (49)
         (Increase) decrease in receivables..................................            4,233       (1,492)
         (Increase) decrease in inventories..................................            5,139       (4,847)
         Increase in accounts payable........................................               14        7,450
         Decrease in accrued liabilities.....................................          (13,315)     (12,817)
         Decrease in other liabilities and assets, net.......................           (3,523)      (3,237)
                                                                                     ---------    ---------
             Net cash provided by operating activities.......................            1,679        5,505
                                                                                     ---------    ---------
Cash flows from investing activities:
       Capital expenditures..................................................          (10,344)     (30,732)
       Proceeds from sales or disposals of long-term assets..................            1,064        3,021
       Acquisition of businesses net of cash acquired*.......................             (126)          --
       Other investing activities............................................               --       (2,675)
                                                                                     ---------    ---------
             Net cash used for investing activities..........................           (9,406)     (30,386)
                                                                                     ---------    ---------
Cash flows from financing activities:
       Proceeds from long-term debt..........................................          160,366       68,530
       Repayment of long-term debt...........................................          (13,196)     (35,809)
       Exercise of stock options.............................................               --          197
       Dividends.............................................................               --       (1,255)
                                                                                     ---------    ---------
             Net cash provided by financing activities.......................          147,170       31,663
                                                                                     ---------    ---------
Effect of exchange rate changes on cash......................................              131         (591)
                                                                                     ---------    ---------
Increase in cash and cash equivalents........................................          139,574        6,191
Cash and cash equivalents at beginning of period.............................            9,205        4,459
                                                                                     ---------    ---------
Cash and cash equivalents at end of period...................................        $ 148,779    $  10,650
                                                                                     =========    =========

Supplemental information:
       Cash paid (refunded) for income taxes.................................        $ (12,010)   $   2,628
                                                                                     =========    =========

       Cash paid for interest................................................        $  21,979    $  24,538
                                                                                     =========    =========

*Purchase of businesses net of cash acquired:
       Working capital, other than cash......................................        $      59    $      --
       Property, plant and equipment.........................................              (26)          --
       Other assets..........................................................             (159)          --
                                                                                     ---------    ---------
       Net cash used to acquire businesses...................................        $    (126)   $      --
                                                                                     =========    =========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - Summary of Significant Accounting Policies

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002, accordingly, the Company ceased amortizing goodwill. The following illustrates what net income (loss) and earnings (loss) per share would have been had these provisions been adopted for all periods presented:

                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                          2002            2001
                                                                          ----            ----
    Reported net income (loss)...................................    $   (3,148)     $      2,475
    Add back: goodwill amortization..............................             --            2,927
                                                                     -----------     ------------
    Adjusted net income (loss)...................................    $   (3,148)     $      5,402
                                                                     ===========     ============

  Earnings (loss) per share, basic and assuming dilution:
    Reported net income (loss)...................................    $     (.12)     $        .10
    Add back: goodwill amortization..............................             --              .11
                                                                     -----------     ------------
    Adjusted net income (loss)...................................    $     (.12)     $        .21
                                                                     ===========     ============

         In addition, the Company is currently in the process of the first step of the transitional goodwill impairment test, the results of which will indicate if an impairment loss may have to be recognized. The Company will complete this testing during the second quarter.

         In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years

                                   GENTEK INC.

                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this standard on January 1, 2002. There was no effect on the Company's consolidated financial statements.

Note 3 - Comprehensive Income (Loss)

         Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was $(2,237) and $(10,433), respectively.

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

         The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                 2002             2001
                                                                 ----             ----
Basic earnings per common share:
         Weighted average common shares
          outstanding......................................    25,457,736       25,338,769
                                                              ===========      ===========
Diluted earnings per common share:
         Weighted average common shares
          outstanding......................................    25,457,736       25,338,769
         Options and restricted units......................            --          450,309
                                                              -----------      -----------
               Total.......................................    25,457,736       25,789,078
                                                              ===========      ===========

         For the three months ended March 31, 2002 and 2001, options to purchase 2,861,000 and 535,900 shares of common stock were not included in the computation of diluted earning per common share because the exercise price was greater than the average market price of the common shares. For the three months ended March 31, 2002, 148,000 options and restricted units were not included in the computation of diluted earnings per common share due to their antidilutive effect.

                                   GENTEK INC.

                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 5 - Inventories

         The components of inventories were as follows:

                                                     March 31,       December 31,
                                                        2002             2001
                                                        ----             ----
             Raw materials......................   $     42,353     $     47,112
             Work in process....................         16,770           15,156
             Finished products..................         41,197           40,795
             Supplies and containers............          2,724            4,611
                                                   ------------     ------------
                                                   $    103,044     $    107,674
                                                   ============     ============

Note 6 - Long-Term Debt

         Long-term debt consists of the following:

                                                                             March 31,    December 31,
                                                               Maturities       2002          2001
                                                               ----------       ----          ----
             Bank term loans - floating rates..............    2002-2007   $   483,500   $   486,250
             Revolving credit facility - floating rate.....       2005         270,000       115,000
             Senior Subordinated Notes - 11%...............       2009         200,000       200,000
             Other debt - floating rates...................    2002-2018        26,306        31,176
                                                                           -----------   -----------
                   Total debt..............................                    979,806       832,426
                   Less:  current portion..................                    778,125        32,674
                                                                           -----------   -----------
                   Net long-term debt......................                $   201,681   $   799,752
                                                                           ===========   ===========

         As of March 31, 2002, the Company is not in compliance with certain financial covenants contained in its senior credit facility. The Company's failure to meet such covenant requirements gives the lenders under the senior credit facility and a $25 million (Canadian) facility the right to accelerate the loans. Accordingly, amounts outstanding under these facilities have been classified as current liabilities. In addition, as a result of such noncompliance, counterparties to the Company's interest rate swap agreements have the right to require the Company to cash settle these agreements by paying fair value (approximately $8,562 at March 31, 2002) to the counterparties. On May 1, 2002, the Company received notice from the counterparty to one of the Company's interest rate swap agreements that it was exercising its right to terminate the agreement, and requested an early termination payment of $1,414. Should $25 million or more of the Company's senior credit facilities and interest rate swap agreements become accelerated, the 11% Senior Subordinated Notes would become subject to acceleration as well. The Company has commenced discussions with its lenders towards amending its senior credit facility. If these discussions do not result in an acceptable amendment to the senior credit facility, the Company will explore alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or at terms which are favorable to the Company.

                                   GENTEK INC.

                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)



Note 7 - Segment Information

         Industry segment information is summarized as follows:


                                                                        Net Revenues                  Operating Profit
                                                                     Three Months Ended              Three Months Ended
                                                                         March 31,                        March 31,
                                                                         ---------                        ---------
                                                                   2002             2001            2002            2001
                                                                   ----             ----            ----            ----
Performance Products......................................    $      84,906   $      89,017     $     6,349    $     7,315
Manufacturing.............................................          123,063         124,950          11,817          7,099
Communications ...........................................           68,968         125,995          (3,472)         7,680
                                                              -------------   -------------     -----------    -----------
         Total segments...................................          276,937         339,962          14,694         22,094
Eliminations and other corporate expenses.................               --              --          (1,836)          (610)
                                                              -------------   -------------     -----------    -----------
Consolidated..............................................    $     276,937   $     339,962     $    12,858    $    21,484
                                                              =============   =============     ===========    ===========
Interest expense..........................................                                           17,716         18,860
Other income, net.........................................                                              361          1,959
                                                                                                -----------    -----------
Income (loss) before income taxes.........................                                      $    (4,497)   $     4,583
                                                                                                ===========    ===========

                                                                   Identifiable Assets
                                                                   -------------------

                                                                   March 31,    December 31,
                                                                     2002           2001
                                                                     ----           ----
Performance Products......................................    $     311,565   $     303,788
Manufacturing (1).........................................          408,265         409,006
Communications ...........................................          412,613         426,767
Corporate.................................................          160,987          25,282
                                                              -------------   -------------
Consolidated..............................................    $   1,293,430   $   1,164,843
                                                              =============   =============

(1) Includes equity method investments of $21,670 and $21,608, respectively.

                                   GENTEK INC.

                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 8 -  Restructuring Program

         During 2001 the Company initiated a restructuring program, consisting of a workforce reduction, several plant closings and the discontinuation of certain product lines. During the year ended December 31, 2001, the Company recorded restructuring charges of $37,384 consisting of: $20,160 related to employee termination costs for approximately 2,000 employees; $11,920 associated with the write-down of assets resulting from plant closings and product line discontinuance; and $5,304 related primarily to lease obligations and other closure costs at facilities that will no longer be used. The Company expects to substantially complete implementation of its restructuring program by the end of 2002. Management does not expect that the restructuring program will have a material impact on the Company's revenues. The employee terminations impacted all of the Company's business segments, with the majority in the manufacturing and communications segments. As of March 31, 2002, approximately 1,250 employees had been terminated pursuant to the restructuring program.

         The following tables summarize the Company's accruals for restructuring costs:

                                                Employee              Facility
                                           Termination Costs         Exit Costs
                                           -----------------         ----------
         Provisions                           $    20,160           $    5,304
         Amounts utilized                           8,539                  676
                                              -----------           ----------
         Balance at December 31, 2001              11,621                4,628
         Amounts utilized                           3,119                  389
                                              -----------           ----------
         Balance at March 31, 2002            $     8,502           $    4,239
                                              ===========           ==========

Note 9 - Summarized Financial Information

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

                                   GENTEK INC.

                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2002

                                                                                Non-
                                                                Subsidiary   Guarantor
                                                      Parent    Guarantors  Subsidiaries  Eliminations  Consolidated
                                                      ------    ----------  ------------  ------------  ------------
Net revenues......................................  $      --   $ 184,118   $   104,167   $  (11,348)   $ 276,937
Cost of sales.....................................         --     151,320        81,657      (11,348)     221,629
Selling, general and administrative expense.......        633      24,453        17,364           --       42,450
                                                    ---------   ---------   -----------   ----------    ---------
    Operating profit (loss).......................       (633)      8,345         5,146           --       12,858
Interest expense..................................     14,282      16,584         3,786      (16,936)      17,716
Other (income) expense, net.......................    (12,498)       (992)       (3,807)      16,936         (361)
                                                    ---------   ---------   -----------   ----------    ---------
    Income (loss) before income taxes.............     (2,417)     (7,247)        5,167           --       (4,497)
Income tax provision (benefit)....................       (725)     (2,174)        1,550           --       (1,349)
Equity in income (loss) from subsidiaries.........     (1,456)      3,617            --       (2,161)          --
                                                    ---------   ---------   -----------   ----------    ---------
    Net income (loss).............................  $  (3,148)  $  (1,456)  $     3,617   $   (2,161)   $  (3,148)
                                                    =========   =========   ===========   ==========    =========


Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2001

                                                                                Non-
                                                                Subsidiary   Guarantor
                                                      Parent    Guarantors  Subsidiaries  Eliminations  Consolidated
                                                      ------    ----------  ------------  ------------  ------------
Net revenues......................................  $      --   $ 212,661   $   135,728   $   (8,427)   $  339,962
Cost of sales.....................................         --     174,318        97,676       (8,427)      263,567
Selling, general and administrative expense.......        439      31,487        22,985           --        54,911
                                                    ---------   ---------   -----------   ----------    ----------
    Operating profit (loss).......................       (439)      6,856        15,067           --        21,484
Interest expense..................................     15,396      15,329         3,475      (15,340)       18,860
Other (income) expense, net.......................    (15,103)     (2,671)          475       15,340        (1,959)
                                                    ---------   ---------   -----------   ----------    ----------
    Income (loss) before income taxes.............       (732)     (5,802)       11,117           --         4,583
Income tax provision (benefit)....................       (292)     (2,074)        4,474           --         2,108
Equity in income from subsidiaries................      2,915       6,643            --       (9,558)           --
                                                    ---------   ---------   -----------   ----------    ----------
    Net income....................................  $   2,475   $   2,915   $     6,643   $   (9,558)   $    2,475
                                                    =========   =========   ===========   ==========    ==========

                                   GENTEK INC.

                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Balance Sheet
March 31, 2002

                                                                                Non-
                                                                Subsidiary   Guarantor
                                                       Parent   Guarantors  Subsidiaries  Eliminations  Consolidated
                                                       ------   ----------  ------------  ------------  ------------
Current assets:
    Cash and cash equivalents.....................  $       --  $ 130,424   $  18,355     $       --    $   148,779
    Receivables, net..............................          --    105,783      76,103             --        181,886
    Inventories...................................          --     49,967      53,077             --        103,044
    Other current assets..........................       1,002     43,589       8,221             --         52,812
                                                    ----------  ---------   ---------     ----------    -----------
       Total current assets.......................       1,002    329,763     155,756             --        486,521
Property, plant and equipment, net................          --    269,409      86,628             --        356,037
Goodwill, net.....................................          --    160,638     167,624             --        328,262
Intercompany receivable (payable).................     789,376   (866,563)     77,187             --             --
Investment in subsidiaries........................     (89,611)   192,990          --       (103,379)            --
Other assets......................................       3,226    114,930       4,454             --        122,610
                                                    ----------  ---------   ---------     ----------    -----------
       Total assets...............................  $  703,993  $ 201,167   $ 491,649     $ (103,379)   $ 1,293,430
                                                    ==========  =========   =========     ==========    ===========
Current liabilities:
    Accounts payable..............................  $      561  $  71,016   $  35,642     $       --    $   107,219
    Accrued liabilities...........................      31,769     48,050      42,523             --        122,342
    Current portion of long-term debt.............     607,625        110     170,390             --        778,125
                                                    ----------  ---------   ---------     ----------    -----------
       Total current liabilities..................     639,955    119,176     248,555             --      1,007,686
Long-term debt....................................     200,000        662       1,019             --        201,681
Other liabilities ................................       8,596    170,940      49,085             --        228,621
                                                    ----------  ---------   ---------     ----------    -----------
       Total liabilities..........................     848,551    290,778     298,659             --      1,437,988
Equity (deficit)..................................    (144,558)   (89,611)    192,990       (103,379)      (144,558)
                                                    ----------  ---------   ---------     ----------    -----------

       Total liabilities and equity (deficit).....  $  703,993  $ 201,167   $ 491,649     $ (103,379)   $ 1,293,430
                                                    ==========  =========   =========     ==========    ===========

                                   GENTEK INC.

                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Balance Sheet
December 31, 2001

                                                                                Non-
                                                                Subsidiary   Guarantor
                                                       Parent   Guarantors  Subsidiaries  Eliminations  Consolidated
                                                       ------   ----------  ------------  ------------  ------------
Current assets:
    Cash and cash equivalents....................   $       --  $      443   $   8,762    $       --     $     9,205
    Receivables, net.............................           --     105,246      78,716            --         183,962
    Inventories..................................           --      55,205      52,469            --         107,674
    Other current assets.........................        1,488      43,633       7,695            --          52,816
                                                    ----------  ----------   ---------    ----------     -----------
       Total current assets......................        1,488     204,527     147,642            --         353,657
Property, plant and equipment, net...............           --     270,780      87,746            --         358,526
Goodwill, net....................................           --     161,664     167,311            --         328,975
Intercompany receivable (payable)................      643,909    (742,123)     98,214            --              --
Investment in subsidiaries.......................      (88,541)    203,931          --      (115,390)             --
Other assets.....................................        3,995     110,242       9,448            --         123,685
                                                    ----------  ----------   ---------    ----------     -----------
       Total assets..............................   $  560,851  $  209,021   $ 510,361    $ (115,390)    $ 1,164,843
                                                    ==========  ==========   =========    ==========     ===========
Current liabilities:
    Accounts payable.............................   $      274  $   73,292   $  33,816    $       --     $   107,382
    Accrued liabilities..........................       37,211      53,013      44,870            --         135,094
    Current portion of long-term debt............       15,125         110      17,439            --          32,674
                                                    ----------  ----------   ---------    ----------     -----------
       Total current liabilities.................       52,610     126,415      96,125            --         275,150
Long-term debt...................................      639,875         678     159,199            --         799,752
Other liabilities ...............................       10,703     170,469      51,106            --         232,278
                                                    ----------  ----------   ---------    ----------     -----------
       Total liabilities.........................      703,188     297,562     306,430            --       1,307,180
Equity (deficit).................................     (142,337)    (88,541)    203,931      (115,390)       (142,337)
                                                    ----------  ----------   ---------    ----------     -----------
       Total liabilities and equity (deficit)....   $  560,851  $  209,021   $ 510,361    $ (115,390)    $ 1,164,843
                                                    ==========  ==========   =========    ==========     ===========

                                   GENTEK INC.

                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Cash Flows
Three Months ended March 31, 2002

                                                                               Non-
                                                               Subsidiary   Guarantor
                                                     Parent    Guarantors  Subsidiaries  Consolidated
                                                     ------    ----------  ------------  ------------
Net cash provided by (used for) operating
 activities......................................  $  (7,699)   $(12,883)     $22,261      $  1,679
                                                   ---------    --------      -------      --------
Net cash used for investing activities...........         --      (6,204)      (3,202)       (9,406)
                                                   ---------    --------      -------      --------
Cash flows from financing activities:
    Intercompany cash transfers..................   (144,926)    153,606       (8,680)           --
    Other........................................    152,625      (4,538)        (917)      147,170
                                                   ---------    --------      -------      --------
Net cash provided by (used for) financing
 activities......................................      7,699     149,068       (9,597)      147,170
                                                   ---------    --------      -------      --------
Effect of exchange rates on cash.................         --          --          131           131
                                                   ---------    --------      -------      --------
Increase in cash and cash equivalents............         --     129,981        9,593       139,574
Cash and cash equivalents at beginning
 of period.......................................         --         443        8,762         9,205
                                                   ---------    --------      -------      --------
Cash and cash equivalents at end of period.......  $      --    $130,424      $18,355      $148,779
                                                   =========    ========      =======      ========

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                    For the three months ended March 31, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)



Condensed Consolidating Statement of Cash Flows
Three Months ended March 31, 2001

                                                                               Non-
                                                               Subsidiary   Guarantor
                                                     Parent    Guarantors  Subsidiaries  Consolidated
                                                     ------    ----------  ------------  ------------
Net cash provided by (used for) operating
 activities......................................   $   3,828  $  (9,466)    $ 11,143     $   5,505
                                                    ---------  ---------     --------     ---------
Net cash used for investing activities...........          --    (26,138)      (4,248)      (30,386)
                                                    ---------  ---------     --------     ---------
Cash flows from financing activities:
    Intercompany cash transfers..................       6,476        240       (6,716)           --
    Other........................................     (10,304)    43,512       (1,545)       31,663
                                                    ---------  ---------     ----- ---    ---------
Net cash provided by (used for) financing
 activities......................................      (3,828)    43,752       (8,261)       31,663
                                                    ---------  ---------     --------     ---------
Effect of exchange rates on cash.................          --         --         (591)         (591)
                                                    ---------  ---------     --------     ---------
Increase (decrease) in cash and cash
 equivalents.....................................          --      8,148       (1,957)        6,191
Cash and cash equivalents at beginning
 of period.......................................          --     (4,889)       9,348         4,459
                                                    ---------  ---------     --------     ---------
Cash and cash equivalents at end of period.......   $      --  $   3,259     $  7,391     $  10,650
                                                    =========  =========     ========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

         Net revenues for the three month period ended March 31, 2002 were $277 million or $63 million below the comparable quarter of the prior year. This decrease is principally the result of lower volumes in the communications segment principally driven by a continuing weakness in demand for the Company's North American and European public and premises network products and services. The Company's communications segment accounted for $57 million of the total $63 million decrease in revenues from the prior year period.

         Gross profit for the three month period ended March 31, 2002 was $55 million as compared with $76 million for the comparable prior year period. This decrease is principally due to lower gross profit in the communications and performance products segments partially offset by higher gross profit in the manufacturing segment. The decline in gross profit in the communications segment reflects lower revenues as well as lower contribution margins reflecting pricing pressures, the impact of lower production volumes and product mix, partially offset by lower goodwill amortization and depreciation expense. The decrease in gross profit in the performance products segment reflects costs incurred to expedite repairs of two boilers and a loss of production at one of the Company's facilities partially offset by lower goodwill amortization and depreciation expense. The increase in gross profit in the manufacturing segment reflects a more stable automotive production environment, the impact of the Company's restructuring program implemented in 2001 and lower goodwill amortization and depreciation expense, offset partially by lower prices. The decrease in goodwill amortization in all segments is the result of an accounting change related to SFAS No. 142.

         Selling, general and administrative expense of $42 million was $12 million lower than the comparable quarter of the prior year principally due to lower expenses in the communications segment, reflecting the impact of the Company's restructuring program which included the closure of two non-core research and development facilities in 2001.

         Interest expense for the three month period ended March 31, 2002 was $18 million versus $19 million for the prior year period. This decrease reflects lower interest rates partially offset by higher average outstanding debt balances. The Company's average effective interest rate was 7.8 percent for the three months ended March 31, 2002 compared with 9.0 percent for the comparable period of 2001.

         The Company recorded an income tax benefit of $1 million for the three months ended March 31, 2002.

Restructuring and Impairment Charges

         During 2001, the Company initiated a restructuring program to reduce its workforce, close several plants and discontinue certain product lines. During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $37 million, comprised of $20 million related to employee termination costs, $12 million for asset write-downs related to management's decision to exit a business and $5 million for lease obligations and other closure costs for facilities which will no longer be used. The Company expects to substantially complete implementation of its restructuring program by the end of 2002. Management does not expect that the restructuring program will have a material impact on the Company's revenues. Cash payments charged against the restructuring liability totaled $3 million and $9 million for employee termination costs and $0.4 million and $1 million for facility exit costs in the three months ended March 31, 2002 and the twelve months ended December 31, 2001, respectively. Management expects that cash outlays related to the restructuring program will be substantially completed by the end of 2002, however certain severance and facility exit costs, primarily lease obligations, have payment terms extending beyond 2002. Management intends to fund these cash outlays from cash flow generated by operations. Management expects that the actions described above will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $30-$35 million. The Company began to realize these reductions in the third quarter of fiscal 2001.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $149 million at March 31, 2002 compared with $9 million at December 31, 2001. During the first three months of 2002 the Company generated cash flow from operations of $2 million and had net borrowings of $147 million from its working capital facility, a portion of which was used to make capital expenditures of $10 million.

         The Company had negative working capital of $521 million at March 31, 2002 as compared with working capital of $79 million at December 31, 2001. This decrease reflects the reclassification of $750 million of the Company's long-term debt to current liabilities as a result of the Company's failure to meet certain covenant requirements of its senior credit facility, partially offset by higher cash balances and lower accrued liabilities. Due to the Company's failure to meet certain covenant requirements of its senior credit facility, borrowings under the facility and a $25 million (Canadian) facility are now subject to acceleration by the Company's lenders. In addition, as a result of such noncompliance, counterparties to Company's interest rate swap agreements have the right to require the Company to cash settle these agreements by paying fair value (approximately $9 million at March 31, 2002) to the counterparties. On May 1, 2002, the Company received notice from the counterparty to one of the Company's interest rate swap agreements that it was exercising its right to terminate the agreement, and requested an early termination payment of approximately $1 million. Should $25 million or more of the Company's senior credit facilities and interest rate swap agreements become accelerated, the 11% Senior Subordinated Notes would become subject to acceleration as well.

         As a result of the defaults and pursuant to the terms of the senior credit facility, on May 1, 2002 the Company received notice from its lenders that it will no longer be allowed to utilize LIBOR as the base rate for borrowings under the senior credit facility. As interest reset dates occur, the Company anticipates that the switch to Prime rate based borrowings will result in increased borrowing costs, depending on the levels of the Prime and LIBOR rates at the reset dates. Based on current market rates, the Company estimates that the switch from LIBOR based to Prime based rates will increase the Company's average effective rate on its senior credit facility by approximately 140 basis points, once all of the loans have been converted. Based on scheduled reset dates, all loans should be converted to prime-rate based loans by October, 2002.

         During the first quarter of 2002, the Company borrowed all of its remaining availability on its revolving credit facility which approximated $155 million. The Company's ongoing liquidity will depend on a number of factors, including available cash resources, cash flows from operations, the impact of the restructuring program, proceeds from the sale of assets, if any, amending its senior credit facility to eliminate its defaults and obtaining modifications to restrictive covenants contained in the Company's financing agreements.

         The Company has commenced discussions with its lenders towards amending its senior credit facility. If these discussions do not result in an acceptable amendment to the senior credit facility, or if expectations regarding any of the other factors enumerated above are not realized, the Company may be required to reduce capital expenditures, sell additional assets, restructure all or a portion of its existing debt or obtain alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or on terms which are favorable to the Company.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. Accordingly, the Company ceased amortizing goodwill. The following illustrates what net income (loss) and earnings (loss) per share would have been had these provisions been adopted for all periods presented:

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2002            2001
                                                                        ----            ----
    Reported net income (loss)...................................  $    (3,148)    $      2,475
    Add back: goodwill amortization..............................           --            2,927
                                                                   ------------    ------------
    Adjusted net income (loss)...................................  $    (3,148)    $      5,402
                                                                   ============    ============

  Earnings (loss) per share, basic and assuming dilution:
    Reported net income (loss)...................................  $      (.12)    $        .10
    Add back: goodwill amortization..............................           --              .11
                                                                   ------------    ------------
    Adjusted net income (loss)...................................  $      (.12)    $        .21
                                                                   ============    ============

         In addition, the Company is currently in the process of the first step of the transitional goodwill impairment test, the results of which will indicate if an impairment loss may have to be recognized. The Company will complete this testing during the second quarter.

         In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this standard on January 1, 2002. There was no effect on the Company's consolidated financial statements.

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


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         May 1, 2001 Incident Litigation. On or about April 29, 2002, two lawyers claiming to represent approximately 1,850 persons filed three separate lawsuits, each in a different county in California state court, making claims against the Company and a third party arising out of a May 1, 2001 release of sulfur dioxide and sulfur trioxide from the Company's Richmond, California, sulfuric acid facility. The release was caused when the third party's truck hit a power pole and damaged an electrical substation owned by the local utility, thereby knocking out electrical power to a number of users, including the Company. This resulted in a loss of vacuum pressure at the Company's facility, which led to the release. The Company, which has also filed suit against the third party in connection with the May 1, 2001 incident, has not yet been served with the lawsuits. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages, but the amount of damages sought is not known. The Company will vigorously defend itself against these suits. The Company believes it has sufficient insurance coverage in the event of an adverse result in these lawsuits and does not believe that this matter will have a material adverse effect on its financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds.

         NONE


Item 3.  Defaults Upon Senior Securities.

         As of March 31, 2002, the Company is not in compliance with certain financial covenants contained in its senior credit facility. The Company's failure to meet such covenant requirements gives the lenders under the senior credit facility and a $25 million (Canadian) facility the right to accelerate the loans. Accordingly, amounts outstanding under these facilities have been classified as current liabilities. In addition, as a result of such noncompliance, counterparties to the Company's interest rate swap agreements have the right to require the Company to cash settle these agreements by paying fair value (approximately $9 million at March 31, 2002) to the counterparties. On May 1, 2002, the Company received notice from the counterparty to one of the Company's interest rate swap agreements that it was exercising its right to terminate the agreement, and requested an early termination payment of approximately $1 million. Should $25 million or more of the Company's senior credit facilities and interest rate swap agreements become accelerated, the 11% Senior Subordinated Notes would become subject to acceleration as well. The Company has commenced discussions with its lenders towards amending its senior credit facility. If these discussions do not result in an acceptable amendment to the senior credit facility, the Company will explore alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or at terms which are favorable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE


Item 5.  Other Information.

         NONE


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits;  NONE


(b) Form 8-K filed with the Securities and Exchange Commission dated March 28, 2002 with respect to the delisting of the Company's shares from the New York Stock Exchange.

         Form 8-K filed with the Securities and Exchange Commission dated March 31, 2002 with respect to notice of default received from the Company's lenders under its senior credit facility.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                 GENTEK INC.
                                               -----------------------------------------------
                                                                 Registrant



Date  May 15, 2002                             /s/ Richard R. Russell
      --------------------------                   -------------------------------------------
                                                   Richard R. Russell
                                                   President and Chief Executive Officer
                                                   (Principal Executive Officer) and Director



Date  May 15, 2002                             /s/ Matthew R. Friel
      ---------------------------                  -------------------------------------------
                                                   Matthew R. Friel
                                                   Vice President and Chief Financial Officer
                                                   (Principal Financial and Accounting Officer)