Form 10-Q
period 2002-06-30
GENTEK INC
filed 2002-08-14
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark One)

         X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----------      OF THE SECURITIES EXCHANGE ACT OF 1934

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



       Registrant's telephone number, including area code: (603) 929-2264


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      -------    --------

The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of July 31, 2002 was 20,586,416 and 4,750,107, respectively.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX



                                                                                                    Page No.
                                                                                                    --------

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months and
              Six Months Ended June 30, 2002 and 2001...............................................      1

         Consolidated Balance Sheets - June 30, 2002 and
              December 31, 2001.....................................................................      2

         Consolidated Statements of Cash Flows - Six Months
              Ended June 30, 2002 and 2001..........................................................      3

         Notes to the Consolidated Financial Statements.............................................    4-14

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................    15-19

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................    19-20

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings.....................................................................    20-21

     Item 2.  Changes in Securities and Use of Proceeds.............................................     21

     Item 3.  Defaults upon Senior Securities.......................................................     21

     Item 4.  Submission of Matters to a Vote of Security Holders...................................     22

     Item 5.  Other Information.....................................................................     22

     Item 6.  Exhibits and Reports on Form 8-K......................................................     22

     SIGNATURES.....................................................................................     23


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                  ---------------------------       -------------------------

                                                                       2002           2001           2002          2001
                                                                       ----           ----           ----          ----

Net revenues....................................................    $ 302,729       $ 319,474      $ 579,666     $ 659,436
Cost of sales...................................................      239,314         263,981        460,943       527,548
Selling, general and administrative expense.....................       48,579          80,170         91,029       135,081
Restructuring and impairment charges............................       23,618         108,018         23,618       108,018
                                                                    ---------       ---------      ---------     ---------
      Operating profit (loss)...................................       (8,782)       (132,695)         4,076      (111,211)
Interest expense................................................       18,869          18,631         36,585        37,491
Interest income.................................................          782             262          1,211           458
Other (income) expense, net.....................................       (1,057)             79           (989)       (1,684)
                                                                    ---------       ---------      ---------     ---------
      Loss before income taxes..................................      (25,812)       (151,143)       (30,309)     (146,560)
Income tax provision (benefit)..................................       75,451         (48,714)        74,102       (46,606)
                                                                    ---------       ---------      ---------     ---------
           Net loss.............................................    $(101,263)      $(102,429)     $(104,411)    $ (99,954)
                                                                    =========       =========      =========     =========



Loss per common share - basic:..................................    $   (3.97)      $   (4.03)     $   (4.10)    $   (3.94)
                                                                    =========       =========      =========     =========

Loss per common share - assuming dilution:......................    $   (3.97)      $   (4.03)     $   (4.10)    $   (3.94)
                                                                    =========       =========      =========     =========




      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                           June 30,       December 31,
                                                                                             2002             2001
                                                                                             ----             ----
                                                                                         (unaudited)


                                       ASSETS

Current assets:
     Cash and cash equivalents.....................................................       $  139,973        $    9,205
     Receivables, net..............................................................          198,824           183,962
     Inventories...................................................................          106,253           107,674
     Deferred income taxes.........................................................            1,638            39,345
     Other current assets..........................................................           16,286            13,471
                                                                                          ----------        ----------
         Total current assets......................................................          462,974           353,657
Property, plant and equipment, net.................................................          346,618           358,526
Goodwill, net of amortization......................................................          337,600           328,975
Deferred income taxes..............................................................           30,695            79,447
Other assets.......................................................................           41,667            44,238
                                                                                          ----------        ----------
         Total assets..............................................................       $1,219,554        $1,164,843
                                                                                          ==========        ==========

                          LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Accounts payable..............................................................       $   96,674        $  107,382
     Accrued liabilities...........................................................          137,383           135,094
     Current portion of long-term debt.............................................          781,548            32,674
                                                                                          ----------        ----------
         Total current liabilities.................................................        1,015,605           275,150
Long-term debt.....................................................................          201,306           799,752
Other liabilities..................................................................          239,089           232,278
                                                                                          ----------        ----------
         Total liabilities.........................................................        1,456,000         1,307,180
                                                                                          ----------        ----------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized 10,000,000 shares;
       none issued or outstanding..................................................               --                --
     Common Stock, $.01 par value; authorized 100,000,000 shares;
       issued: 20,736,376 and 20,712,973 shares at June 30, 2002
       and December 31, 2001, respectively.........................................              207               207
     Class B Common Stock, $.01 par value; authorized
       40,000,000 shares; issued and outstanding: 4,750,107 shares
       at June 30, 2002 and December 31, 2001......................................               48                48
     Paid in capital...............................................................            3,782             3,830
     Accumulated other comprehensive loss..........................................          (13,951)          (24,302)
     Accumulated deficit...........................................................         (225,287)         (120,876)
     Treasury stock, at cost: 149,889 and 145,570 shares at June 30, 2002
       and December 31, 2001, respectively.........................................           (1,245)           (1,244)
                                                                                          ----------        ----------
         Total equity (deficit)....................................................         (236,446)         (142,337)
                                                                                          ----------        ----------
         Total liabilities and equity (deficit)....................................       $1,219,554        $1,164,843
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

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                      -------------------------------
                                                                                           2002           2001
                                                                                           ----           ----

Cash flows from operating activities:
       Net loss..................................................................       $(104,411)       $(99,954)
       Adjustments to reconcile net loss to net cash provided by (used for)
       operating activities:
         Depreciation and amortization...........................................          24,379          37,108
         Asset impairment charges................................................          22,417          94,245
         Net loss on disposition of long-term assets.............................             160             801
         Long-term incentive plans...............................................             (48)            (12)
         Decrease in receivables.................................................           1,343          24,746
         Decrease in inventories.................................................           5,074           5,797
         Decrease in accounts payable............................................         (17,736)         (4,237)
         Increase (decrease) in accrued liabilities..............................            (478)         10,790
         Increase (decrease) in other liabilities and assets, net................          68,520         (56,692)
                                                                                        ---------        --------
             Net cash provided by (used for) operating activities................            (780)         12,592
                                                                                        ---------        --------
Cash flows from investing activities:
       Capital expenditures......................................................         (23,085)        (47,816)
       Proceeds from sales or disposals of long-term assets......................           6,088           5,982
       Acquisition of product lines/businesses net of cash acquired*.............            (464)             --
       Other investing activities................................................              --          (2,825)
                                                                                        ---------        --------
             Net cash used for investing activities..............................         (17,461)        (44,659)
                                                                                        ---------        --------
Cash flows from financing activities:
       Proceeds from long-term debt..............................................         165,928          87,636
       Repayment of long-term debt...............................................         (18,196)        (47,430)
       Payment to acquire treasury stock.........................................              (1)           (210)
       Exercise of stock options.................................................              --             206
       Dividends.................................................................              --          (1,255)
                                                                                        ---------        --------
             Net cash provided by financing activities...........................         147,731          38,947
                                                                                        ---------        --------
Effect of exchange rate changes on cash..........................................           1,278            (803)
                                                                                        ---------        --------
Increase in cash and cash equivalents............................................         130,768           6,077
Cash and cash equivalents at beginning of period.................................           9,205           4,459
                                                                                        ---------        --------
Cash and cash equivalents at end of period.......................................       $ 139,973        $ 10,536
                                                                                        =========        ========

Supplemental information:
       Cash paid (refunded) for income taxes.....................................       $  (9,035)       $  6,700
                                                                                        =========        ========

       Cash paid for interest....................................................       $  33,815        $ 37,046
                                                                                        =========        ========

*Purchase of product lines/businesses net of cash acquired:
       Working capital, other than cash..........................................       $      59        $     --
       Property, plant and equipment.............................................            (364)             --
       Other assets..............................................................            (159)             --
                                                                                        ---------        --------
       Net cash used to acquire product lines/businesses.........................       $    (464)       $     --
                                                                                        =========        ========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company's recent operating results have been negatively impacted by the weaker economic environment. Due to the Company's failure to meet certain covenant requirements of its senior credit facility, borrowing's under the facility and a $25 million (Canadian) facility are now subject to acceleration by the Company's lenders. On July 29, 2002, the Company received a payment blockage notice from its senior lenders preventing the Company from making its scheduled August 1, 2002 interest payment on its 11% Senior Subordinated Notes. If the Company does not make the scheduled interest payment on or before August 31, 2002, the 11% Senior Subordinated Notes would become subject to acceleration as well. Although the Company has been engaged in discussions with its senior lenders as to the terms of an amendment to the Company's senior credit facility, no agreement has been reached as to such terms and the Company is currently considering various alternatives, including restructuring its debt, the sale or other disposition of certain of its businesses or assets and possible filing for protection under Chapter 11 of the United States Bankruptcy Code. Filing for protection under the United States Bankruptcy Code would result in acceleration of the 11% Senior Subordinated Notes. In addition, a group of holders representing a significant portion of the outstanding 11% Senior Subordinated Notes has organized an Ad hoc committee of noteholders for the purpose of engaging in discussions with the Company regarding potential restructuring plans and the Company has agreed to pay the reasonable financial and legal advisory fees incurred by the Ad hoc committee. No assurances can be given that the Company will be able to consummate any amendment to the credit facility, any restructuring, recapitalization or reorganization or that it will be able to pay the scheduled interest payments on the 11% Senior Subordinated Notes. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

         During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax-planning strategies, the Company has concluded that it is more likely then not that it will not be able to realize its domestic net deferred tax assets. Accordingly, the Company recorded a valuation allowance of $96 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002, accordingly, the Company ceased amortizing goodwill. The following illustrates what net loss and loss per share would have been had these provisions been adopted for all periods presented:


                                                   Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                         --------                       --------
                                                    2002          2001           2002           2001
                                                    ----          ----           ----           ----

Reported net loss ..........................     $(101,263)     $(102,429)     $(104,411)     $(99,954)
       Add back: goodwill amortization .....            --          2,756             --         5,683
                                                 ---------      ---------      ---------      --------
       Adjusted net loss ...................     $(101,263)     $ (99,673)     $(104,411)     $(94,271)
                                                 =========      =========      =========      ========

Loss per share, basic and assuming dilution:
       Reported net loss ...................     $   (3.97)     $   (4.03)     $   (4.10)     $  (3.94)
       Add back: goodwill amortization .....            --            .11             --           .22
                                                 ---------      ---------      ---------      --------
       Adjusted net loss ...................     $   (3.97)     $   (3.92)     $   (4.10)     $  (3.72)
                                                 =========      =========      =========      ========


         During the second quarter, the Company completed the first step of the transitional goodwill impairment test, which indicated that an impairment loss may have to be recognized in the communications, manufacturing and performance products segments. As of December 31, 2001, the total amount of goodwill recorded in the reporting units that may be affected is $109,036, $136,245, and $44,027, respectively. The Company will complete measurement of any potential impairment loss during the third quarter.

         In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this standard on January 1, 2002. There was no effect upon adoption on the Company's consolidated financial statements.

                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flow.

Note 3 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss, foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive loss for the three months ended June 30, 2002 and 2001 was $(91,822) and $(106,822), respectively. Total comprehensive loss for the six months ended June 30, 2002 and 2001 was $(94,060) and $(117,255), respectively.

Note 4 - Earnings Per Share

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:


                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                                   --------                          --------
                                                             2002              2001            2002            2001
                                                             ----              ----            ----            ----

Basic earnings per common share:
         Weighted average common shares
          outstanding................................       25,510,048       25,420,750     25,491,247       25,379,936
                                                            ==========       ==========     ==========       ==========
Diluted earnings per common share:
         Weighted average common shares
          outstanding................................       25,510,048       25,420,750     25,491,247       25,379,936
         Options and restricted units................               --               --             --               --
                                                            ----------       ----------     ----------       ----------
               Total.................................       25,510,048       25,420,750     25,491,247       25,379,936
                                                            ==========       ==========     ==========       ==========


         For the six months ended June 30, 2002 and 2001, options to purchase 2,912,500 and 1,223,450 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. For the six months ended June 30, 2002 and 2001, 75,250 and 1,226,950 options and restricted units, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 5 - Inventories

         The components of inventories were as follows:


                                                                            June 30,        December 31,
                                                                              2002              2001
                                                                              ----              ----

                    Raw materials................................            $ 37,997         $ 47,112
                    Work in process..............................              18,179           15,156
                    Finished products............................              44,799           40,795
                    Supplies and containers......................               5,278            4,611
                                                                             --------         --------
                                                                             $106,253         $107,674
                                                                             ========         ========


Note 6 - Long-Term Debt

         Long-term debt consists of the following:


                                                                                         June 30,      December 31,
                                                                       Maturities          2002            2001
                                                                       ----------          ----            ----

             Bank term loans - floating rates...................       2002-2007         $479,523        $486,250
             Revolving credit facility - floating rate..........          2005            269,234         115,000
             Senior Subordinated Notes - 11%....................          2009            200,000         200,000
             Other debt - floating rates........................       2002-2018           34,097          31,176
                                                                                         --------        --------
                   Total debt...................................                          982,854         832,426
                   Less:  current portion.......................                          781,548          32,674
                                                                                         --------        --------
                   Net long-term debt...........................                         $201,306        $799,752
                                                                                         ========        ========


         The Company is not in compliance with certain covenants contained in its senior credit facility. The Company's failure to meet such covenant requirements gives the lenders under the senior credit facility and a $25 million (Canadian) facility the right to accelerate the loans. Accordingly, amounts outstanding under these facilities have been classified as current liabilities. In addition, as a result of such noncompliance, counterparties to the Company's interest rate swap agreements have the right to require the Company to cash settle these agreements by paying fair value (approximately $9,578 at June 30, 2002) to the counterparties. On May 1, 2002, the Company received notice from the counterparty to one of the Company's interest rate swap agreements that it was exercising its right to terminate the agreement, and demanded an early termination payment of $1,414, which has not been paid yet.
On July 29, 2002, the Company received a payment blockage notice from its senior lenders preventing the Company from making its scheduled August 1, 2002 interest payment on its 11% Senior Subordinated Notes. The Company's senior lenders may issue one payment blockage notice in any 12-month period while the Company is in default of its senior credit facility. If the Company does not make the scheduled interest payment on or before August 31, 2002, the $200,000 of 11% Senior Subordinated Notes outstanding will be reclassified as a current liability and acceleration of the principal amount and all accrued interest on all outstanding 11% Senior Subordinated Notes may result. In addition, should $25 million or more of the Company's senior credit facilities and interest rate swap agreements become accelerated, the 11% Senior Subordinated Notes would become subject to acceleration as well. Although the Company has been engaged in discussions with its senior lenders as to the terms of an amendment to the Company's senior credit facility, no agreement has been reached as to such terms and the Company is currently considering various alternatives, including restructuring its debt, the sale or other disposition of certain of its businesses or assets and possible filing

                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

for protection under Chapter 11 of the United States Bankruptcy Code. Filing for protection under the United States Bankruptcy Code would result in acceleration of the 11% Senior Subordinated Notes. In addition, a group of holders representing a significant portion of the outstanding 11% Senior Subordinated Notes has organized an Ad hoc committee of noteholders for the purpose of engaging in discussions with the Company regarding potential restructuring plans and the Company has agreed to pay the reasonable financial and legal advisory fees incurred by the Ad hoc committee. No assurances can be given that the Company will be able to consummate any amendment to the credit facility, any restructuring, recapitalization or reorganization or that it will be able to pay the scheduled interest payments on the 11% Senior Subordinated Notes.

Note 7 - Segment Information

         Industry segment information is summarized as follows:


                                                                        Net Revenues               Operating Profit (Loss)
                                                                      Six Months Ended                Six Months Ended
                                                                          June 30,                        June 30,
                                                                   2002             2001            2002            2001
                                                                   ----             ----            ----            ----

Performance Products......................................     $    178,477    $    181,792     $    12,803    $   (44,062)
Manufacturing.............................................          254,960         249,005          25,370         (8,722)
Communications ...........................................          146,229         228,639         (28,640)       (50,994)
                                                              -------------   -------------     -----------    -----------
         Total segments...................................          579,666         659,436           9,533       (103,778)
Eliminations and other corporate expenses.................               --              --          (5,457)        (7,433)
                                                              -------------   -------------     -----------    -----------
Consolidated..............................................    $     579,666   $     659,436           4,076       (111,211)
                                                              =============   =============     -----------    -----------
Interest expense..........................................                                           36,585         37,491
Other income, net.........................................                                            2,200          2,142
                                                                                                -----------    -----------
Loss before income taxes..................................                                      $   (30,309)   $  (146,560)
                                                                                                ===========    ===========

                                                                    Identifiable Assets
                                                                 June 30,      December 31,
                                                                   2002            2001
                                                                   ----            ----
Performance Products......................................    $     282,014   $     303,788
Manufacturing (1).........................................          389,430         409,006
Communications ...........................................          404,662         426,767
Corporate.................................................          143,448          25,282
                                                              -------------   -------------
Consolidated..............................................    $   1,219,554   $   1,164,843
                                                              =============   =============


(1) Includes equity method investments of $18,546 and $21,608, respectively.

Note 8 - Restructuring and Impairment Charges

         The Company initiated the 2002 restructuring program during the quarter ended June 30, 2002 and recorded restructuring charges of $1,201 related to employee termination costs for 86 employees. The employee terminations impacted the Company's communications segment. As of June 30, 2002, 58 employees have been terminated pursuant to the 2002 restructuring program.

                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

         The Company's 2001 restructuring program consists of a workforce reduction, several plant closings and the discontinuation of certain product lines. During the year ended December 31, 2001, the Company recorded restructuring charges of $37,384 consisting of: $20,160 related to employee termination costs for approximately 2,000 employees; $11,920 associated with the write-down of assets resulting from plant closings and product line discontinuance; and $5,304 related primarily to lease obligations and other closure costs at facilities that will no longer be used. The Company expects to substantially complete implementation of the 2001 restructuring program by the end of 2002. Management does not expect that the 2001 restructuring program will have a material impact on the Company's revenues. The employee terminations impacted all of the Company's business segments, with the majority in the manufacturing and communications segments. As of June 30, 2002, approximately 1,350 employees had been terminated pursuant to the 2001 restructuring program.

         The following tables summarize the Company's accruals for restructuring costs:



                                                             Employee                    Facility
                                                         Termination Costs              Exit Costs
                                                         -----------------              ----------

         Provisions...................................          $20,160                     $5,304
         Amounts utilized.............................            8,539                        676
                                                                -------                    -------
         Balance at December 31, 2001.................           11,621                      4,628
         Provisions...................................            1,201                    -------
         Amounts utilized.............................            5,510                        883
                                                                -------                    -------
         Balance at June 30, 2002.....................          $ 7,312                    $ 3,745
                                                                =======                    =======


         The Company has continued to experience significant declines in its communications businesses resulting in operating losses for several business units in 2002. The Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the market served by these operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter, the Company recorded non-cash impairment charges totaling $22,417 primarily related to fixed assets at two manufacturing facilities in the communications segment. The charge was due to changes in the principal markets served by these operations. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

Note 9 - Summarized Financial Information

         The Company's 11% Senior Subordinated Notes due 2009 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign.

         The following condensed consolidating financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2002


                                                                                        Non-
                                                                      Subsidiary      Guarantor
                                                          Parent      Guarantors    Subsidiaries   Eliminations   Consolidated
                                                          ------      ----------    ------------   ------------   ------------

Net revenues......................................     $       --   $   196,376     $   118,378    $  (12,025)   $   302,729
Cost of sales.....................................             --       160,118          91,221       (12,025)       239,314
Selling, general and administrative expense.......            649        29,341          18,589            --         48,579
Restructuring and impairment charges..............             --        23,183             435            --         23,618
                                                       ----------   -----------     -----------    ----------    -----------
    Operating profit (loss).......................           (649)      (16,266)          8,133            --         (8,782)
Interest expense..................................         15,315        17,658           4,075       (18,179)        18,869
Other (income) expense, net.......................        (13,676)       (2,199)         (4,143)       18,179         (1,839)
                                                       ----------   -----------     -----------    ----------    -----------
    Income (loss) before income taxes.............         (2,288)      (31,725)          8,201            --        (25,812)
Income tax provision..............................          5,277        69,666             508            --         75,451
Equity in income (loss) from subsidiaries.........        (93,698)        7,693              --        86,005             --
                                                       ----------   -----------     -----------    ----------    -----------
    Net income (loss).............................     $ (101,263)  $   (93,698)    $     7,693    $   86,005    $  (101,263)
                                                       ==========   ===========     ===========    ==========    ===========



Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2001


                                                                                        Non-
                                                                      Subsidiary      Guarantor
                                                          Parent      Guarantors    Subsidiaries   Eliminations   Consolidated
                                                          ------      ----------    ------------   ------------   ------------
Net revenues........................................  $        --    $   197,526     $   134,765   $  (12,817)   $   319,474
Cost of sales.......................................           --        173,866         102,932      (12,817)       263,981
Selling, general and administrative expense.........          704         52,848          26,618           --         80,170
Restructuring and impairment charges................           --         95,268          12,750           --        108,018
                                                      -----------    -----------     -----------   ----------    -----------
    Operating profit (loss).........................         (704)      (124,456)         (7,535)          --       (132,695)
Interest expense  ..................................       14,915         14,206           3,749      (14,239)        18,631
Other (income) expense, net.........................      (14,329)        (5,647)          5,554       14,239           (183)
                                                      -----------    -----------     -----------   ----------    -----------
    Income (loss) before income taxes...............       (1,290)      (133,015)        (16,838)          --       (151,143)
Income tax provision (benefit)......................         (413)       (42,913)         (5,388)          --        (48,714)
Equity in income (loss) from subsidiaries...........     (101,552)       (11,450)             --      113,002             --
                                                      -----------    -----------     -----------   ----------    -----------
    Net income (loss)...............................  $  (102,429)    $ (101,552)    $   (11,450)  $  113,002    $  (102,429)
                                                      ===========     ===========    ===========   ==========    ===========


                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2002


                                                                                         Non-
                                                                        Subsidiary     Guarantor
                                                          Parent        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                          ------        ----------   ------------   ------------   ------------
Net revenues.........................................    $      --        $380,494    $222,545      $(23,373)       $ 579,666
Cost of sales........................................           --         311,438     172,878       (23,373)         460,943
Selling, general and administrative expense..........        1,282          53,794      35,953            --           91,029
Restructuring and impairment charges.................           --          23,183         435            --           23,618
                                                         ---------        --------    --------      --------        ---------
    Operating profit (loss)..........................       (1,282)         (7,921)     13,279            --            4,076
Interest expense  ...................................       29,597          34,242       7,861       (35,115)          36,585
Other (income) expense, net..........................      (26,174)         (3,191)     (7,950)       35,115           (2,200)
                                                         ---------        --------    --------      --------        ---------
    Income (loss) before income taxes................       (4,705)        (38,972)     13,368            --          (30,309)
Income tax provision.................................        4,552          67,492       2,058            --           74,102
Equity in income (loss) from subsidiaries............      (95,154)         11,310          --        83,844               --
                                                         ---------        --------    --------      --------        ---------
    Net income (loss)................................    $(104,411)       $(95,154)   $ 11,310      $ 83,844        $(104,411)
                                                         =========        ========    ========      ========        =========



Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2001


                                                                                      Non-
                                                                    Subsidiary     Guarantor
                                                       Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       ------       ----------    ------------   ------------   ------------
Net revenues.......................................   $     --       $ 410,187       $270,493      $(21,244)     $ 659,436
Cost of sales......................................         --         348,184        200,608       (21,244)       527,548
Selling, general and administrative expense........      1,143          84,335         49,603            --        135,081
Restructuring and impairment charges...............         --          95,268         12,750            --        108,018
                                                      --------       ---------       --------      --------      ---------
    Operating profit (loss)........................     (1,143)       (117,600)         7,532            --       (111,211)
Interest expense  .................................     30,311          29,535          7,224       (29,579)        37,491
Other (income) expense, net........................    (29,432)         (8,318)         6,029        29,579         (2,142)
                                                      --------       ---------       --------      --------      ---------
    Income (loss) before income taxes..............     (2,022)       (138,817)        (5,721)           --       (146,560)
Income tax provision (benefit).....................       (647)        (44,129)        (1,830)           --        (46,606)
Equity in income (loss) from subsidiaries..........    (98,579)         (3,891)            --       102,470             --
                                                      --------       ---------       --------      --------      ---------
    Net income (loss)..............................   $(99,954)      $ (98,579)      $ (3,891)     $102,470      $ (99,954)
                                                      ========       =========       ========      ========      =========


                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Balance Sheet
June 30, 2002



                                                                                        Non-
                                                                      Subsidiary      Guarantor
                                                          Parent      Guarantors    Subsidiaries   Eliminations   Consolidated
                                                          ------      ----------    ------------   ------------   ------------

Current assets:
    Cash and cash equivalents....................    $       --      $   117,894   $    22,079       $     --   $   139,973
    Receivables, net.............................            --          112,921        85,903             --       198,824
    Inventories..................................            --           48,040        58,213             --       106,253
    Other current assets.........................           443           10,032         7,449             --        17,924
                                                     ----------      -----------   -----------       --------   -----------
       Total current assets......................           443          288,887       173,644             --       462,974
Property, plant and equipment, net...............            --          254,904        91,714             --       346,618
Goodwill, net....................................            --          167,542       170,058             --       337,600
Intercompany receivable (payable)................       788,578         (864,468)       75,890             --            --
Investment in subsidiaries.......................      (172,607)         203,843            --        (31,236)           --
Other assets.....................................            --           67,383         4,979             --        72,362
                                                     ----------      -----------   -----------       --------   -----------
       Total assets..............................    $  616,414      $   118,091   $   516,285       $(31,236)  $ 1,219,554
                                                     ==========      ===========   ===========       ========   ===========
Current liabilities:
    Accounts payable.............................    $      127      $    61,215   $    35,332       $     --   $    96,674
    Accrued liabilities..........................        39,187           53,063        45,133             --       137,383
    Current portion of long-term debt............       603,628              110       177,810             --       781,548
                                                     ----------      -----------   -----------       --------   -----------
       Total current liabilities.................       642,942          114,388       258,275             --     1,015,605
Long-term debt...................................       200,000              644           662             --       201,306
Other liabilities................................         9,918          175,666        53,505             --       239,089
                                                     ----------      -----------   -----------       --------   -----------
       Total liabilities.........................       852,860          290,698       312,442             --     1,456,000
Equity (deficit).................................      (236,446)        (172,607)      203,843        (31,236)     (236,446)
                                                     ----------      -----------   -----------       --------   -----------
       Total liabilities and equity (deficit)....    $  616,414      $   118,091   $   516,285       $(31,236)  $ 1,219,554
                                                     ==========      ===========   ===========       ========   ===========


                                   GENTEK INC.

                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2001



                                                                                        Non-
                                                                      Subsidiary      Guarantor
                                                          Parent      Guarantors    Subsidiaries   Eliminations   Consolidated
                                                          ------      ----------    ------------   ------------   ------------

Current assets:
    Cash and cash equivalents....................     $       --       $     443      $  8,762      $      --     $     9,205
    Receivables, net.............................             --         105,246        78,716             --         183,962
    Inventories..................................             --          55,205        52,469             --         107,674
    Other current assets.........................          1,488          43,633         7,695             --          52,816
                                                      ----------       ---------      --------      ---------     -----------
       Total current assets......................          1,488         204,527       147,642             --         353,657
Property, plant and equipment, net...............             --         270,780        87,746             --         358,526
Goodwill, net....................................             --         161,664       167,311             --         328,975
Intercompany receivable (payable)................        643,909        (742,123)       98,214             --              --
Investment in subsidiaries.......................        (88,541)        203,931            --       (115,390)             --
Other assets.....................................          3,995         110,242         9,448             --         123,685
                                                      ----------       ---------      --------      ---------     -----------
       Total assets..............................     $  560,851       $ 209,021      $510,361      $(115,390)    $ 1,164,843
                                                      ==========       =========      ========      =========     ===========
Current liabilities:
    Accounts payable.............................     $      274       $  73,292      $ 33,816      $      --     $   107,382
    Accrued liabilities..........................         37,211          53,013        44,870             --         135,094
    Current portion of long-term debt............         15,125             110        17,439             --          32,674
                                                      ----------       ---------      --------      ---------     -----------
       Total current liabilities.................         52,610         126,415        96,125             --         275,150
Long-term debt...................................        639,875             678       159,199             --         799,752
Other liabilities................................         10,703         170,469        51,106             --         232,278
                                                      ----------       ---------      --------      ---------     -----------
       Total liabilities.........................        703,188         297,562       306,430             --       1,307,180
Equity (deficit).................................       (142,337)        (88,541)      203,931       (115,390)       (142,337)
                                                      ----------       ---------      --------      ---------     -----------
       Total liabilities and equity (deficit)....     $  560,851       $ 209,021      $510,361      $(115,390)    $ 1,164,843
                                                      ==========       =========      ========      =========     ===========



                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                For the three and six months ended June 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Cash Flows
Six Months ended June 30, 2002


                                                                                        Non-
                                                                      Subsidiary     Guarantor
                                                           Parent     Guarantors    Subsidiaries   Consolidated
                                                           ------     ----------    ------------   ------------

Net cash provided by (used for) operating
 activities........................................     $  (1,793)      $(16,442)       $17,455      $   (780)
                                                        ---------       --------        -------      --------
Net cash used for investing activities.............            --        (10,171)        (7,290)      (17,461)
                                                        ---------       --------        -------      --------
Cash flows from financing activities:
    Intercompany cash transfers....................      (146,835)       144,478          2,357            --
    Other..........................................       148,628           (414)          (483)      147,731
                                                        ---------       --------        -------      --------
Net cash provided by financing activities..........         1,793        144,064          1,874       147,731
                                                        ---------       --------        -------      --------
Effect of exchange rates on cash...................            --             --          1,278         1,278
                                                        ---------       --------        -------      --------
Increase in cash and cash equivalents..............            --        117,451         13,317       130,768
Cash and cash equivalents at beginning
 of period.........................................            --            443          8,762         9,205
                                                        ---------       --------        -------      --------
Cash and cash equivalents at end of period.........     $      --       $117,894        $22,079      $139,973
                                                        =========       ========        =======      ========



Condensed Consolidating Statement of Cash Flows
Six Months ended June 30, 2001


                                                                                         Non-
                                                                       Subsidiary     Guarantor
                                                           Parent      Guarantors    Subsidiaries   Consolidated
                                                           ------      ----------    ------------   ------------

Net cash provided by (used for) operating
 activities........................................       $  7,271       $(14,203)      $ 19,524      $ 12,592
                                                          --------       --------       --------      --------
Net cash used for investing activities.............             --        (34,763)        (9,896)      (44,659)
                                                          --------       --------       --------      --------
Cash flows from financing activities:
    Intercompany cash transfers....................        (35,137)        51,751        (16,614)           --
    Other..........................................         27,866          7,757          3,324        38,947
                                                          --------       --------       --------      --------
Net cash provided by (used for) financing
 activities........................................         (7,271)        59,508        (13,290)       38,947
                                                          --------       --------       --------      --------
Effect of exchange rates on cash...................             --             --           (803)         (803)
                                                          --------       --------       --------      --------
Increase (decrease) in cash and cash
 equivalents.......................................             --         10,542         (4,465)        6,077
Cash and cash equivalents at beginning
 of period.........................................             --         (4,889)         9,348         4,459
                                                          --------       --------       --------      --------
Cash and cash equivalents at end of period.........       $     --       $  5,653       $  4,883      $ 10,536
                                                          ========       ========       ========      ========


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

Results of Operations

         The following table sets forth the Company's net revenues and operating profit (loss) by segment for the three and six month periods ended June 30, 2002 and 2001 (in millions):


                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                                          --------                          --------
Net Revenues:                                      2002              2001             2002            2001
------------                                       ----              ----             ----            ----
Performance Products........................ $       93.6      $       92.8      $      178.5    $      181.8
Manufacturing...............................        131.9             124.1             255.0           249.0
Communications..............................         77.2             102.6             146.2           228.6
                                             ------------      ------------      ------------    ------------
       Total................................ $      302.7      $      319.5      $      579.7    $      659.4
                                             ============      ============      ============    ============


                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                                          --------                          --------
Operating Profit (Loss):                           2002              2001             2002            2001
----------------------                             ----              ----             ----            ----

Performance Products........................ $        6.4      $      (51.4)     $       12.8    $      (44.1)
Manufacturing...............................         13.6             (15.8)             25.4            (8.7)
Communications..............................        (25.2)(1)         (58.7)            (28.6)(1)       (51.0)
Eliminations/Other Corporate................         (3.6)             (6.8)             (5.5)           (7.4)
                                             ------------      ------------      ------------    ------------
       Total................................ $       (8.8)     $     (132.7)(2)  $        4.1    $     (111.2)(2)
                                             ============      ============      ============    ============


(1)  Includes restructuring and impairment charges of $23.3 million.
(2) Includes restructuring, impairment and other charges of $62.3 million in the performance products segment, $26.2 million in the manufacturing segment, $56.5 million in the communications segment and $5.7 million in other corporate.

         Net consolidated revenues for the three and six month periods ended June 30, 2002 decreased by 5.2 percent and 12.1 percent from the comparable prior year periods to $303 million and $580 million, respectively. For the three and six month periods ended June 30, 2002, sales in the performance products segment increased $1 million and decreased $3 million, respectively, versus the comparable prior year periods. The decrease for the six month period reflects lower sales in the environmental services and chemical processing markets partially offset by higher sales in the pharmaceutical and personal care market and the technology market. In the manufacturing segment, sales increased 6.3 percent from prior year levels to $132 million for the three month period ended June 30, 2002. For the six month period ended June 30, 2002, manufacturing segment sales grew 2.4 percent versus prior year levels. The growth in both periods is primarily attributable to higher volumes in the Company's industrial market. For the three and six month periods ended June 30, 2002, sales in the communications segment decreased to $77 million and $146 million, respectively, representing decreases of 24.7 percent and 36.0 percent versus prior year levels. These decreases are the result of lower volumes and pricing pressures, principally driven by a continuing weakness in demand for the Company's public and premise network products and services in the North
American and European Markets.

         Gross profit for the three months ended June 30, 2002, increased $8 million to $63 million from the comparable prior year period. Gross profit for the six months ended June 30, 2002 decreased $13 million to $119 million versus the prior year. Excluding the impact of a $16 million charge to cost of sales recorded in the second quarter of 2001 principally due to obsolete and excess inventory, discontinued products and fixed asset write offs, gross profit for the three and six month periods ended June 30, 2002 decreased $9 million and $30 million from the comparable prior year periods, respectively. These decreases are principally due to lower sales volumes in the communications segment and costs associated with the expedited repair of two boilers and a loss of production at one of the Company's performance products facilities, partially offset by lower goodwill amortization and depreciation expense and higher sales volumes in the manufacturing segment.

         Selling, general and administrative expense decreased $5 million and $18 million for the three and six month periods ended June 30, 2002, respectively, as compared to prior year levels, excluding the impact of a $26 million loss provision for accounts receivable recorded in the second quarter of 2001. These decreases resulted from lower expenses in the communications segment reflecting the impact of the Company's restructuring program, which includes the closure of two non-core research and development facilities in 2001.

         Operating loss for the three months ended June 30, 2002 was $9 million as compared to $133 million for the prior year period. Operating profit for the six months ended June 30, 2002 was $4 million as compared to an operating loss of $111 million for the comparable prior year period. The improvement in operating profit for both periods was principally due to: restructuring, impairment and other charges totalling $151 million recorded in the second quarter of 2001 related to asset impairments, severance, plant closures, discontinuation of certain product lines and receivable and inventory write-downs; operating costs related to two non-core research and development facilities in the communications segment which were closed during the fourth quarter of 2001; and, during 2002, lower depreciation and amortization expense and favorable performance in the manufacturing segment. The decrease in depreciation expense and amortization expense is the result of asset impairment charges recorded in 2001 and an accounting change related to SFAS No. 142, respectively. The favorable performance in the manufacturing segment reflects a more stable automotive production environment, and the impact of the Company's restructuring program implemented in 2001, offset partially by lower prices. Offsetting the abovementioned positive factors were: unfavorable performance in the communications segment due to restructuring and impairment charges totaling $23 million recorded during the second quarter of 2002 and lower sales volume; unfavorable performance in the performance product segment due to costs associated with the expedited repair of two boilers and a loss of production at one of the Company's facilities; and expenses incurred as a result of the Company's ongoing bank negotiations.

         Interest expense for the three months ended June 30, 2002 was $19 million, which was up slightly from the prior year level due to higher average outstanding debt balances partially offset by lower average borrowing rates. The Company's average effective interest rate for the second quarter was 7.7 percent as compared to 8.6 percent for the second quarter of last year. Interest expense for the six months ended June 30, 2002 was $1 million lower than the prior year level due to lower average borrowing rates partially offset by higher average debt balances. The Company's average effective interest rate for the six months ended June 30, 2002 was 7.8 percent as compared to 8.8 percent for the prior year.

         The Company recorded income tax expense of $74 million for the six months ended June 30, 2002. During the second quarter of 2002, the Company revised its projection of domestic taxable income for the year 2002 and the year 2003. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax-planning strategies, the Company has concluded that it is more likely than not that it will not be able to realize its domestic net deferred tax assets. Accordingly, the Company recorded a valuation allowance of $96 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

Restructuring and Impairment Charges

         The Company initiated the 2002 restructuring program during the quarter ended June 30, 2002 and recorded restructuring charges of $1,201 related to employee termination costs for 86 employees in the Company's North American communications business. As of June 30, 2002, 58 employees have been terminated pursuant to the 2002 restructuring program.

         Cash payments charged against the restructuring liability for the 2002 and 2001 restructuring programs combined totaled $6 million and $9 million for employee termination costs and $1 million and $1 million for facility exit costs in the six months ended June 30, 2002 and the twelve months ended December 31, 2001, respectively. While management expects that cash outlays related to the restructuring programs will be substantially completed by the end of 2002, certain severance and facility exit costs, primarily lease obligations, have payment terms extending beyond 2002. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations. Management expects that the 2001 and 2002 restructuring programs will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $33-$38 million. The Company began to realize these reductions in the third quarter of fiscal 2001.

         The Company has continued to experience significant declines in its communications businesses resulting in operating losses for several business units in 2002. The Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the market served by these operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter, the Company recorded non-cash impairment charges totaling $22,417 primarily related to fixed assets at two manufacturing facilities in the communications segment. The charge was due to changes in the principal markets served by these operations. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

         The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions. In addition, the Company will continue to evaluate the recoverability of its assets, which may result in additional charges.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $140 million at June 30, 2002 compared with $9 million at December 31, 2001. During the first six months of 2002 the Company had proceeds from asset sales of $6 million and had net borrowings of $148 million from its revolving credit facility, a portion of which was used to make capital expenditures of $23 million.

         During the six month period ended June 30, 2002, the Company incurred approximately $6-8 million of one time costs associated with the expedited repair of two boilers and other related costs at one of the manufacturing facilities in the Company's performance products segment. While the boiler repairs have been completed and the facility is now operational, it is possible that significant additional spending may be required to improve reliability. The Company is currently reviewing a range of alternatives designed to address the facility's reliability and operating issues.

         The Company had negative working capital of $553 million at June 30, 2002 as compared with working capital of $79 million at December 31, 2001. This decrease reflects the reclassification of $736 million of the Company's long-term debt to current liabilities as a result of the Company's failure to meet certain covenant requirements contained in its senior credit facility and lower deferred tax assets due to a valuation allowance recorded during the second quarter of 2002, partially offset by higher cash and accounts receivable balances and lower accounts payable. Due to the Company's failure to meet certain covenant requirements contained in its senior credit facility, borrowings under the facility and a $25 million (Canadian) facility are now subject to acceleration by the Company's lenders. In addition, as a result of such noncompliance, counterparties to the Company's interest rate swap agreements have the right to require the Company to cash settle these agreements by paying fair value (approximately $10 million at June 30, 2002) to the counterparties. On May 1, 2002, the Company received notice from the counterparty to one of the Company's interest rate swap agreements that it was exercising its right to terminate the agreement, and demanded an early termination payment of approximately $1 million, which has not been paid yet. On July 29, 2002, the Company received a payment blockage notice from its senior lenders preventing the Company from making its scheduled August 1, 2002 interest payment on its 11% Senior Subordinated Notes. The Company's senior lenders may issue one payment blockage notice in any 12-month period while the Company is in default of its senior credit facility. If the Company does not make the scheduled interest payment on or before August 31, 2002, the $200 million of 11% Senior Subordinated Notes outstanding will be reclassified as a current liability and acceleration of the principal amount and all accrued interest on all outstanding 11% Senior Subordinated Notes may result. In addition, should $25 million or more of the Company's senior credit facilities and interest rate swap agreements become accelerated, the 11% Senior Subordinated Notes would become subject to acceleration as well.

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

         During the first quarter of 2002, the Company borrowed all of its remaining availability on its revolving credit facility which approximated $155 million. As of August 9, 2002, the Company had approximately $140 million in cash on hand which management believes will provide sufficient liquidity to maintain existing payment terms with vendors while it explores its restructuring alternatives. The Company's ongoing liquidity will depend on a number of factors, including available cash resources, cash flows from operations, the impact of the restructuring programs, proceeds from the sale of assets, if any, amending its senior credit facility to eliminate its defaults and obtaining modifications to restrictive covenants contained in the Company's financing agreements.

         Although the Company has been engaged in discussions with its senior lenders as to the terms of an amendment to the Company's senior credit facility, no agreement has been reached as to such terms and the Company is currently considering various alternatives, including restructuring its debt, the sale or other disposition of certain of its businesses or assets and possible filing for protection under Chapter 11 of the United States Bankruptcy Code. Filing for protection under the United States Bankruptcy Code would result in acceleration of the 11% Senior Subordinated Notes. In addition, a group of holders representing a significant portion of the outstanding 11% Senior Subordinated Notes has organized an Ad hoc committee of noteholders for the purpose of engaging in discussions with the Company regarding potential restructuring plans and the Company has agreed to pay the reasonable financial and legal advisory fees incurred by the Ad hoc committee. No assurances can be given that the Company will be able to consummate any amendment to the credit facility, any restructuring, recapitalization or reorganization or that it will be able to pay the scheduled interest payments on the 11% Senior Subordinated Notes.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. Accordingly, the Company ceased amortizing goodwill. The following illustrates what net loss and loss per share would have been had these provisions been adopted for all periods presented:


                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                                   --------                         --------
                                                                2002           2001             2002           2001
                                                                ----           ----             ----           ----
Reported net loss........................................  $  (101,263)   $  (102,429)     $  (104,411)   $   (99,954)
    Add back: goodwill amortization......................           --          2,756               --          5,683
                                                           -----------    -----------      -----------    ------------
    Adjusted net loss....................................  $  (101,263)   $   (99,673)     $  (104,411)   $   (94,271)
                                                           ===========    ===========      ===========    ===========

Loss per share, basic and assuming dilution:
    Reported net loss....................................  $     (3.97)   $     (4.03)     $     (4.10)   $     (3.94)
    Add back: goodwill amortization......................           --            .11               --            .22
                                                           -----------    -----------      -----------    ------------
    Adjusted net loss....................................  $     (3.97)   $     (3.92)     $     (4.10)   $     (3.72)
                                                           ===========    ===========      ===========    ===========


         During the second quarter, the Company completed the first step of the transitional goodwill impairment test, which indicated that an impairment loss may have to be recognized in the communications, manufacturing and performance products segments. As of December 31, 2001, the total amount of goodwill recorded in the reporting units that may be affected is $109,036, $136,245 and $44,027, respectively. The Company will complete measurement of any potential impairment loss during the third quarter.

         In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flow.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Sunoco Employee Litigation. In April 1998, approximately 40 employees (and their respective spouses) of the Sunoco refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against The General Chemical Group Inc. (whose obligations have been assumed by the Company pursuant to the terms of the Spinoff), alleging that sulfur dioxide and sulfur trioxide releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. As a result of pretrial proceedings, there are presently only 36 employees who are pursuing individual personal injury claims and 29 spouses claiming loss of consortium. There is a trial date of March 2003. The Company has denied all material allegations of the complaints and will continue to defend itself vigorously in this matter. Management further believes that current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

         In addition, on September 24, 1999 the same attorneys that filed the April 1998 individual actions against the Company also filed a purported class action complaint against the Company, titled Whisnant vs. General Chemical Corporation, (in the Court of Common Pleas, Delaware County, Pennsylvania), on behalf of more than 1,000 current and former employees of the Sunoco Marcus Hook, Pennsylvania refinery located immediately adjacent to the Company's Delaware Valley facility. The complaint alleges that unspecified releases of sulfur dioxide and sulfur trioxide over unspecified timeframes caused injuries to the plaintiffs, and seeks, among other things, to establish a "trust fund" for medical monitoring for the plaintiffs. In May 2002, the trial court denied plaintiffs' motion to certify the case to proceed as a class action. Plaintiffs have appealed that decision. The Company believes this claim is without merit and will vigorously defend itself in this matter. Management further believes that the Company's current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter, and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations or financial condition.

         May 1, 2001 Incident Ligitation. Starting on or about April 29, 2002, lawyers claiming to represent approximately 18,000 persons filed approximately 18 lawsuits in Contra Costa, San Francisco and Alameda counties in California state court, making claims against the Company and a third party arising out of a May 1, 2001 release of sulfur dioxide and sulfur trioxide from the Company's Richmond, California sulfuric acid facility. A class action lawsuit arising out of the same facts has also been filed. The release was caused when the third party's truck hit a power pole and damaged an electrical substation owned by the local utility, thereby knocking out electrical power to a number of users, including the Company. This resulted in a loss of vacuum pressure at the Company's facility, which led to the release. The Company, which has also filed suit against the third party in California State Court in Contra Costa County in connection with the May 1, 2001 incident, has been served with some of the lawsuits. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages, but the amount of damages sought is not known. The Company has filed a petition for coordination asking that all of the lawsuits be coordinated before a single judge. That petition is pending. The Company will vigorously defend itself against these suits. The Company believes it has sufficient insurance coverage in the event of an adverse result in these lawsuits and does not believe that this matter will have a material adverse effect on its financial condition or results of operations.

         Delaware Valley Settlement. On July 2, 2002, the Company's Delaware Valley facility experienced a release of fluosulfonic acid while loading a railcar for delivery to a customer. In connection with this accident and certain other recent incidents at the Delaware Valley facility, the Company and representatives of the Delaware Department of Natural Resources and Environmental Control ("DNREC") have reached agreement to resolve all alleged violations relating to the July 2 accident and all prior incidents. Without admitting liability, the Company agreed to pay a $475,000 civil penalty, plus DNREC's out-of-pocket costs in investigating the July 2, 2002 incident. In addition, the Company also agreed, among other things, to make certain improvements to its process safety and risk management programs at the facility.

Item 2.  Changes in Securities and Use of Proceeds.

         NONE

Item 3.  Defaults Upon Senior Securities.

         The Company is not in compliance with certain financial covenants contained in its senior credit facility. The Company's failure to meet such covenant requirements gives the lenders under the senior credit facility and a $25 million (Canadian) facility the right to accelerate the loans. Accordingly, amounts outstanding under these facilities have been classified as current liabilities. In addition, as a result of such noncompliance, counterparties to the Company's interest rate swap agreements have the right to require the Company to cash settle these agreements by paying fair value (approximately $10 million at June 30, 2002) to the counterparties. On May 1, 2002, the Company received notice from the counterparty to one of the Company's interest rate swap agreements that it was exercising its right to terminate the agreement, and demanded an early termination payment of approximately $1 million, which has not been paid yet. On July 29, 2002, the Company received a payment blockage notice from its senior lenders preventing the Company from making its scheduled August 1, 2002 interest payment on its 11% Senior Subordinated Notes. The Company's senior credit facility permits the Company's senior lenders to issue one payment blockage notice in any 12-month period while the Company is in default of its senior credit facility. If the Company does not make the scheduled interest payment on or before August 31, 2002, acceleration of the principal amount and all accrued interest on all outstanding 11% Senior Subordinated Notes may result. In addition, should $25 million or more of the Company's senior credit facilities and interest rate swap agreements become accelerated, the 11% Senior Subordinated Notes would become subject to acceleration as well. Although the Company has been engaged in discussions with its senior lenders as to the terms of an amendment to the Company's senior credit facility, no agreement has been reached as to such terms and the Company is currently considering various alternatives including restructuring its debt, the sale or other disposition of certain of its businesses or assets and possible filing for protection under Chapter 11 of the United States Bankruptcy Code. Filing for protection under the United States Bankruptcy Code would result in acceleration of the 11% Senior Subordinated Notes. In addition, a group of holders representing a significant portion of the outstanding 11% Senior Subordinated Notes has organized an Ad hoc committee of noteholders for the purpose of engaging in discussions with the Company regarding potential restructuring plans and the Company has agreed to pay the reasonable financial and legal advisory fees incurred by the Ad hoc committee. No assurances can be given that the Company will be able to consummate any amendment to the credit facility, any restructuring, recapitalization or reorganization or that it will be able to pay the scheduled interest payments on the 11% Senior Subordinated Notes.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 8, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, Paul M. Montrone, Paul M. Meister, Bruce L. Koepfgen, Richard R. Russell, Scott M. Sperling and Ira Stepanian were each elected as a director of the Company to serve a one year term which will expire at the 2003 Annual Meeting of Stockholders and until a successor has been duly elected and qualified. For Paul M. Montrone, 62,738,882 votes were cast in favor and 2,590,479 votes were cast against. For Paul M. Meister, 65,143,781 votes were cast in favor and 185,580 votes were cast against. For Bruce L. Koepfgen, 65,145,588 votes were cast in favor and 183,773 votes were cast against. For Richard R. Russell, 62,738,519 votes were cast in favor and 2,590,842 were cast against. For Scott M. Sperling, 65,144,588 votes were cast in favor and 184,773 votes were cast against. For Ira Stepanian, 65,144,587 votes were cast in favor and 184,774 votes were cast against.

         The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors; 65,261,276 votes were cast in favor of the ratification, 61,548 were votes against and 6,537 abstained.


Item 5.  Other Information.

         NONE


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits; NONE

         (b) Form 8-K filed with the Securities and Exchange Commission dated July 30, 2002 with respect to receipt of a payment blockage notice from the Registrants' senior lenders.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      GENTEK INC.
                               -----------------------------------------
                                                      Registrant



Date     August 14, 2002       /s/Richard R. Russell
         ------------------       -------------------------------------
                                  Richard R. Russell
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) and Director



Date     August 14, 2002       /s/ Matthew R. Friel
         -------------------      -------------------------------------
                                  Matthew R. Friel
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................   'SS'