Form 10-Q
period 2002-09-30
GENTEK INC
filed 2002-11-14
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

    X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 -------              OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2002
                                        OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------              OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________
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

The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of, October 31, 2002 was 20,586,416 and 4,750,107, respectively.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                               Page No.
                                                                               --------
PART I.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

         Consolidated Statements of Operations - Three Months and
             Nine Months Ended September 30, 2002 and 2001......................   1

         Consolidated Balance Sheets - September 30, 2002 and
             December 31, 2001..................................................   2

         Consolidated Statements of Cash Flows - Nine Months
             Ended September 30, 2002 and 2001..................................   3

         Notes to the Consolidated Financial Statements......................... 4-17

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................... 18-25

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......  25

     Item 4.   Controls and Procedures..........................................  25

PART II.   OTHER INFORMATION:

     Item 1.   Legal Proceedings................................................ 26-27

     Item 2.   Changes in Securities and Use of Proceeds........................  27

     Item 3.   Defaults upon Senior Securities.................................. 27-28

     Item 4.   Submission of Matters to a Vote of Security Holders..............  28

     Item 5.   Other Information................................................  28

     Item 6.   Exhibits and Reports on Form 8-K................................. 28-29

SIGNATURES .....................................................................  30

CERTIFICATIONS.................................................................. 31-32

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                        -----------------------       -------------------------
                                                          2002           2001            2002            2001
                                                          ----           ----            ----            ----
Net revenues  ......................................    $279,458       $299,698       $ 859,124       $ 959,134
Cost of sales.......................................     220,948        232,809         681,891         760,357
Selling, general and administrative expense.........      46,732         49,147         137,761         184,228
Restructuring and impairment charges................      49,722          2,910          73,340         110,928
                                                        --------       --------       ---------       ---------
    Operating profit (loss).........................     (37,944)        14,832         (33,868)        (96,379)
Interest expense....................................      20,752         18,858          57,337          56,349
Interest income.....................................         568            346           1,779             804
Other (income) expense, net.........................         495            745            (494)           (939)
                                                        --------       --------       ---------       ---------
    Loss before income taxes and cumulative
         effect of change in accounting principle...     (58,623)        (4,425)        (88,932)       (150,985)
Income tax provision (benefit)......................        (791)        (4,615)        118,261         (51,221)
                                                        --------       --------       ---------       ---------
    Income (loss) before cumulative effect of
         change in accounting principle.............     (57,832)           190        (207,193)        (99,764)
Cumulative effect of change in accounting
    principle (net of tax benefit of $39,760).......          --             --        (161,125)             --
                                                        --------       --------       ---------       ---------
       Net income (loss)............................    $(57,832)      $    190       $(368,318)      $ (99,764)
                                                        ========       ========       =========       =========

Income (loss) per common share - basic:
Income (loss) before cumulative effect of
    change in accounting principle..................    $  (2.26)      $    .01       $   (8.12)      $   (3.92)
Cumulative effect of change in accounting
    principle.......................................          --             --           (6.32)             --
                                                        --------       --------       ---------       ---------
       Net income (loss)............................    $  (2.26)      $    .01       $  (14.44)      $   (3.92)
                                                        ========       ========       =========       =========

Income (loss) per common share - assuming
    dilution:
Income (loss) before cumulative effect of change
    in accounting principle.........................    $  (2.26)      $    .01       $   (8.12)      $   (3.92)
Cumulative effect of change in accounting
    principle.......................................          --             --           (6.32)             --
                                                        --------       --------       ---------       ---------
       Net income (loss)............................    $  (2.26)      $    .01       $  (14.44)      $   (3.92)
                                                        ========       ========       =========       =========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 September 30,     December 31,
                                                                                     2002              2001
                                                                                     ----              ----
                                                                                  (unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents.................................................    $  128,101        $    9,205
    Receivables, net..........................................................       191,111           183,962
    Inventories...............................................................       102,360           107,674
    Deferred income taxes.....................................................         1,604            39,345
    Other current assets......................................................        17,276            13,471
                                                                                  ----------        ----------
         Total current assets.................................................       440,452           353,657
Property, plant and equipment, net............................................       300,708           358,526
Goodwill .....................................................................       127,717           328,975
Deferred income taxes.........................................................        30,683            79,447
Other assets  ................................................................        38,005            44,238
                                                                                  ----------        ----------
         Total assets.........................................................    $  937,565        $1,164,843
                                                                                  ==========        ==========

                         LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
    Accounts payable..........................................................    $   79,248        $  107,382
    Accrued liabilities.......................................................       145,687           135,094
    Current portion of long-term debt.........................................       975,135            32,674
                                                                                  ----------        ----------
         Total current liabilities............................................     1,200,070           275,150
Long-term debt................................................................         2,553           799,752
Other liabilities.............................................................       240,695           232,278
                                                                                  ----------        ----------
         Total liabilities....................................................     1,443,318         1,307,180
                                                                                  ----------        ----------
Equity (deficit):
    Preferred Stock, $.01 par value; authorized 10,000,000 shares;
       none issued or outstanding.............................................            --                --
    Common Stock, $.01 par value; authorized 100,000,000 shares;
       issued: 20,736,376 and 20,712,973 shares at September 30, 2002
       and December 31, 2001,  respectively...................................           207               207
    Class B Common Stock, $.01 par value; authorized 40,000,000 shares;
       issued and outstanding: 4,750,107 shares at September 30, 2002
       and December 31, 2001..................................................            48                48
    Paid in capital...........................................................         3,288             3,830
    Accumulated other comprehensive loss......................................       (18,857)          (24,302)
    Accumulated deficit.......................................................      (489,194)         (120,876)
    Treasury stock, at cost: 149,960 and 145,570 shares at
       September 30, 2002 and December 31, 2001, respectively.................        (1,245)           (1,244)
                                                                                  ----------        ----------
         Total equity (deficit)...............................................      (505,753)         (142,337)
                                                                                  ----------        ----------
         Total liabilities and equity (deficit)...............................    $  937,565        $1,164,843
                                                                                  ==========        ==========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            ------------------------
                                                                               2002           2001
                                                                               ----           ----
Cash flows from operating activities:
    Net loss...........................................................     $(368,318)      $(99,764)
    Adjustments to reconcile net loss to net cash provided by
       (used for) operating activities:
       Cumulative effect of change in accounting principle.............       161,125             --
       Depreciation and amortization...................................        36,188         53,520
       Asset impairment charges........................................        64,819         94,245
       Net gain on disposition of long-term assets.....................          (596)        (1,219)
       Long-term incentive plans.......................................          (542)          (103)
       Decrease in receivables.........................................         2,325         20,555
       Decrease in inventories.........................................         7,730          5,949
       (Increase) decrease in deferred tax assets......................       126,400        (49,786)
       Decrease in accounts payable....................................       (33,888)          (825)
       Increase in accrued liabilities.................................         6,296          1,154
       Decrease in other liabilities and assets, net...................        (3,759)        (3,541)
                                                                            ---------       --------
         Net cash provided by (used for) operating activities..........        (2,220)        20,185
                                                                            ---------       --------
Cash flows from investing activities:
    Capital expenditures...............................................       (36,026)       (63,153)
    Proceeds from sales or disposals of long-term assets...............        13,449          8,643
    Acquisition of product lines/businesses net of cash acquired*......          (464)            --
    Other investing activities.........................................            --         (3,718)
                                                                            ---------       --------
         Net cash used for investing activities........................       (23,041)       (58,228)
                                                                            ---------       --------
Cash flows from financing activities:
    Proceeds from long-term debt.......................................       167,778         93,551
    Repayment of long-term debt........................................       (24,601)       (49,372)
    Payment to acquire treasury stock..................................            (1)          (277)
    Exercise of stock options..........................................            --            206
    Dividends..........................................................            --         (2,515)
                                                                            ---------       --------
         Net cash provided by financing activities.....................       143,176         41,593
                                                                            ---------       --------
Effect of exchange rate changes on cash................................           981           (812)
                                                                            ---------       --------
Increase in cash and cash equivalents..................................       118,896          2,738
Cash and cash equivalents at beginning of period.......................         9,205          4,459
                                                                            ---------       --------
Cash and cash equivalents at end of period.............................     $ 128,101       $  7,197
                                                                            =========       ========
Supplemental information:
    Cash paid (refunded) for income taxes..............................     $  (6,853)      $  7,998
                                                                            =========       ========
    Cash paid for interest.............................................     $  48,465       $ 62,210
                                                                            =========       ========
*Purchase of product lines/businesses net of cash acquired:
     Working capital, other than cash..................................     $      59       $     --
     Property, plant and equipment.....................................          (364)            --
     Other assets......................................................          (159)            --
                                                                            ---------       --------
     Net cash used to acquire product lines/businesses.................     $    (464)      $     --
                                                                            =========       ========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 1 - Subsequent Event - Voluntary Petition for Relief Under Chapter 11

         On October 11, 2002, GenTek Inc. ("GenTek" or the "Company") and 31 of its direct and indirect subsidiaries, including Noma Company, a Canadian subsidiary, (collectively, including the Company, the "Debtors") filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases (the "Chapter 11 Cases") are being jointly administered as Case No. 02-12986 (MFW). GenTek and the other Debtors will continue to operate their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

         The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its senior credit facility. The Company believes that the protection afforded by Chapter 11 best preserves its ability to continue to serve its customers and preserve the value and goodwill of its businesses, while it reorganizes, and develops and implements a new strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

         The Company believes that its available cash and continued cash flow from operations should be adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course during the Chapter 11 process. However, should the Company's available cash and continued cash flow from operations prove to be insufficient, or the Company otherwise requires post-petition credit accommodations, the Company may seek to obtain debtor-in-possession financing. The filing of a bankruptcy petition results in an immediate acceleration of the Company's senior credit facility and 11% Senior Subordinated Notes, subject to the automatic stay of the Bankruptcy Code.

         The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees.

         At hearings held on October 17 and November 7, 2002, the Bankruptcy Court granted the Debtors' first day motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and others, and entered orders granting authority to GenTek and the other Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; and (6) pay certain pre-petition claims of critical vendors. The Bankruptcy Court also entered orders authorizing the Debtors to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


         As a result of the Filing, pending pre-petition litigation and claims against the Debtors have been stayed automatically in accordance with Section 362 of the Bankruptcy Code and no party may take any action to seek payment on its pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. The Company anticipates that most liabilities of the Debtors as of the date of the Filing will be treated in accordance with one or more Chapter 11 plans of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

         Although GenTek expects to file a reorganization plan that may provide for its emergence from Chapter 11 during 2003, there can be no assurance that a reorganization plan will be proposed by GenTek or confirmed by the Court, or that any such plan will be consummated.

         GenTek and the other Debtors will incur significant administrative and reorganization expenses resulting from the Chapter 11 filing. The amount of these expenses, which will be expensed as incurred, are expected to have a material affect on the Company's results of operations.

         At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's business, various creditors and security holders, or when it may be possible to emerge from Chapter 11.

         The Company's common stock was delisted from the New York Stock Exchange on April 8, 2002 and currently trades on the over the counter bulletin board under the symbol GNKIQ.

         The ultimate treatment of and recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as consequence of a plan of reorganization.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 3 - Summary of Significant Accounting Policies

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002, and accordingly, the Company ceased amortizing goodwill. Upon adoption of SFAS No. 142, the Company recorded a charge of $161,125 (net of a tax benefit of $39,760) as a cumulative effect of a change in accounting principle. The following illustrates what net income (loss) and income (loss) per share would have been had these provisions been adopted for all periods presented:

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                          ---------------------     -----------------------
                                                            2002          2001         2002           2001
                                                            ----          ----         ----           ----
Reported net income (loss).............................   $(57,832)      $  190     $(368,318)     $(99,764)
    Add back: goodwill amortization....................         --        2,745            --         8,428
                                                          --------       ------     ---------      --------
    Adjusted net income (loss).........................   $(57,832)      $2,935     $(368,318)     $(91,336)
                                                          ========       ======     =========      ========

Income (loss) per share, basic and assuming dilution:
    Reported net income (loss).........................   $  (2.26)      $  .01     $  (14.44)     $  (3.92)
    Add back: goodwill amortization....................         --          .11            --           .33
                                                          --------       ------     ---------      --------
    Adjusted net income (loss).........................   $  (2.26)      $  .12     $  (14.44)     $  (3.59)
                                                          ========       ======     =========      ========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


         Carrying amount of goodwill by segment is as follows:

                                                    Performance
                                                      Products     Manufacturing    Communications    Consolidated
                                                      --------     -------------    --------------    ------------
Balance at December 31, 2001...................       $ 65,765       $154,174         $ 109,036        $ 328,975
Adoption of SFAS No. 142.......................        (44,027)       (48,200)         (109,036)        (201,263)
Foreign currency translation...................             --              5                --                5
                                                      --------       --------         ---------        ---------
Balance at September 30, 2002..................       $ 21,738       $105,979         $      --        $ 127,717
                                                      ========       ========         =========        =========

         During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax-planning strategies, the Company has concluded that it is more likely than not that it will not be able to realize its domestic net deferred tax assets. Accordingly, the Company recorded a valuation allowance of $140,950 in the second quarter effectively reducing the carrying value of its domestic net deferred tax assets to zero. During the third quarter and for the foreseeable future, the Company will not record any tax expense or benefit on its domestic income or loss. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

         In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

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

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flow.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 4 - Comprehensive Income (Loss)

         Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive income (loss) for the three months ended September 30, 2002 and 2001 was $(59,157) and $2,633, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2002 and 2001 was $(362,873) and $(114,622), respectively.

Note 5 - Earnings Per Share

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                 ---------------------------           ----------------------------
                                                    2002              2001                 2002             2001
                                                    ----              ----                 ----             ----
Basic earnings per common share:
    Weighted average common shares
        outstanding..........................    25,563,185       25,503,468           25,515,445        25,423,347
                                                 ==========       ==========           ==========        ==========

Diluted earnings per common share:
    Weighted average common shares
        outstanding..........................    25,563,185       25,503,468           25,515,445        25,423,347
    Options and restricted units.............            --           32,844                   --                --
                                                 ----------       ----------           ----------        ----------
         Total...............................    25,563,185       25,536,312           25,515,445        25,423,347
                                                 ==========       ==========           ==========        ==========

         For the nine months ended September 30, 2002 and 2001, options to purchase 2,899,500 and 1,772,633 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. For the nine months ended September 30, 2002 and 2001, 50,583 and 425,983 options and restricted units, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 6 - Inventories

                                                     September 30,    December 31,
                                                         2002             2001
                                                         ----             ----
       Raw materials...............................    $ 37,402        $ 47,112
       Work in process.............................      17,508          15,156
       Finished products...........................      42,580          40,795
       Supplies and containers.....................       4,870           4,611
                                                       --------        --------
                                                       $102,360        $107,674
                                                       ========        ========

Note 7 - Long-Term Debt

                                                                      September 30,   December 31,
                                                        Maturities         2002           2001
                                                        ----------         ----           ----
       Bank term loans - floating rates.............    2002-2007        $474,349      $486,250
       Revolving credit facility - floating rate....       2005           269,234       115,000
       Senior Subordinated Notes - 11%..............       2009           200,000       200,000
       Other debt - floating rates..................    2002-2018          34,105        31,176
                                                                         --------      --------
            Total debt..............................                      977,688       832,426
            Less: current portion...................                      975,135        32,674
                                                                         --------      --------
            Net long-term debt......................                     $  2,553      $799,752
                                                                         ========      ========

         The Company previously reported that it was not in compliance with certain covenants contained in its senior credit facility. The Company's failure to meet such covenant requirements gave the lenders under the senior credit facility and a $25 million (Canadian) facility the right to accelerate the loans. On July 29, 2002, the Company received a payment blockage notice from its senior lenders preventing the Company from making its scheduled August 1, 2002 interest payment on its 11% Senior Subordinated Notes. The Company's failure to pay the August 1, 2002 interest payment within 30 days of its due date constituted an event of default under the 11% Senior Subordinated Notes and could have resulted in the acceleration of the principal amount and all accrued interest on the Notes. Accordingly, amounts outstanding under these facilities have been classified as current liabilities at September 30, 2002. In addition, as a result of noncompliance with certain terms of the Company's senior credit facility, counterparties to the Company's interest rate swap agreements had the right at September 30, 2002 to require the Company to cash settle these agreements by paying fair value to the counterparties. Through November 5, 2002, the Company received notices from counterparties to four out of the Company's five interest rate swap agreements that they were exercising their rights to terminate the agreements. Although the Company has not received precise demand amounts from all of the counterparties, the Company estimates that the total of the termination payment demands received and the fair value of the remaining swaps approximates $12,870 as of September 30, 2002. In addition, due to the Filing, the Company's bank term loans and revolving credit facility have been converted to fixed interest rates, with interest rates ranging from 6.25 percent to 7 percent.

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


         On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The ultimate treatment of and recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. See Note 1 for further discussion of the Company's bankruptcy.

Note 8 - Segment Information

         Industry segment information is summarized as follows:

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                 ----------------------         ----------------------
Net Revenues:
                                                    2002         2001             2002          2001
                                                    ----         ----             ----          ----
Performance products.........................    $ 94,034      $ 94,087         $272,511      $275,879
Manufacturing................................     113,016       114,793          367,976       363,798
Communications...............................      72,408        90,818          218,637       319,457
                                                 --------      --------         --------      --------
         Total segments......................    $279,458      $299,698         $859,124      $959,134
                                                 ========      ========         ========      ========

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                 ----------------------         ----------------------
Operating Profit (Loss):
                                                    2002         2001             2002          2001
                                                    ----         ----             ----          ----
Performance products.........................    $ 10,620      $ 12,054         $ 23,423     $ (32,008)
Manufacturing................................       9,066         9,071           34,436           349
Communications...............................     (53,610)       (5,221)         (82,250)      (56,215)
                                                 --------      --------         --------     ---------
         Total segments......................     (33,924)       15,904          (24,391)      (87,874)
Eliminations and other corporate expenses....      (4,020)       (1,072)          (9,477)       (8,505)
                                                 --------      --------         --------     ---------
Consolidated.................................     (37,944)       14,832          (33,868)      (96,379)
Interest expense.............................      20,752        18,858           57,337        56,349
Other (income) expense, net..................         (73)          399           (2,273)       (1,743)
                                                 --------      --------         --------     ---------
Loss before income taxes.....................    $(58,623)     $ (4,425)        $(88,932)    $(150,985)
                                                 ========      ========         ========     =========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                Identifiable Assets
                                            September 30,    December 31,
                                                2002             2001
                                                ----             ----
         Performance products...........      $249,530       $  303,788
         Manufacturing (1)..............       357,101          409,006
         Communications.................       246,804          426,767
         Corporate  ....................        84,130           25,282
                                              --------       ----------
         Consolidated                         $937,565       $1,164,843
                                              ========       ==========

(1) Includes equity method investments of $18,536 and $21,608, respectively.

Note 9 - Restructuring and Impairment Charges

         The Company initiated its 2002 restructuring program during the quarter ended June 30, 2002 and recorded restructuring charges of $1,201 related to employee termination costs for 86 employees. In the third quarter, the Company recorded additional charges of $7,217 related to employee termination costs for 217 employees and $103 for closure costs at a facility that will no longer be used. The employee terminations impacted the Company's communications segment. As of September 30, 2002, approximately 100 employees have been terminated pursuant to the 2002 restructuring program.

         The Company's 2001 restructuring program consists of a workforce reduction, several plant closings and the discontinuation of certain product lines. During the year ended December 31, 2001, the Company recorded restructuring charges of $37,384 consisting of: $20,160 related to employee termination costs for approximately 2,000 employees; $11,920 associated with the write-down of assets resulting from plant closings and product line discontinuance; and $5,304 related primarily to lease obligations and other closure costs at facilities that will no longer be used. The Company expects to substantially complete implementation of the 2001 restructuring program by the end of 2002. Management does not expect that the 2001 restructuring program will have a material impact on the Company's revenues. The employee terminations impacted all of the Company's business segments, with the majority of the terminations occurring in the manufacturing and communications segments. As of September 30, 2002, approximately 1,350 employees had been terminated pursuant to the 2001 restructuring program.

         The following tables summarize the Company's accruals for restructuring costs:

                                                   Employee
                                                 Termination       Facility
                                                    Costs         Exit Costs
                                                    -----         ----------
       Provisions................................. $20,160          $5,304
       Amounts utilized...........................   8,539             676
                                                   -------          ------
       Balance at December 31, 2001...............  11,621           4,628
       Provisions.................................   8,418             103
       Amounts utilized...........................   7,478           1,290
                                                   -------          ------
       Balance at September 30, 2002.............. $12,561          $3,441
                                                   =======          ======

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


         The Company has continued to experience significant declines in its communications businesses resulting in operating losses for several business units in 2002. The Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the market served by these operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter, the Company recorded non-cash impairment charges totaling $22,417 primarily related to fixed assets at two manufacturing facilities in the communications segment. In the third quarter, the Company recorded non-cash impairment charges totaling $42,402 primarily related to fixed assets in the Company's connectivity products business in the communications segment. The charges were due to changes in the principal markets served by these operations. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

Note 10 - Summarized Financial Information

         The Company's 11% Senior Subordinated Notes due 2009 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are the Company's foreign subsidiaries.

         The following condensed consolidating financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate, complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2002

                                                                Subsidiary  Non-Guarantor
                                                      Parent    Guarantors   Subsidiaries  Eliminations  Consolidated
                                                      ------    ----------   ------------  ------------  ------------
Net revenues .....................................   $     --    $181,454     $107,239        $(9,235)     $279,458
Cost of sales ....................................         --     145,789       84,394         (9,235)      220,948
Selling, general and administrative expense.......        119      27,782       18,831             --        46,732
Restructuring and impairment charges..............         --         102       49,620             --        49,722
                                                     --------    --------     --------        -------      --------
    Operating profit (loss).......................       (119)      7,781      (45,606)            --       (37,944)
Interest expense..................................     16,593      16,076        3,079        (14,996)       20,752
Other (income) expense, net.......................    (15,084)       (746)         761         14,996           (73)
                                                     --------    --------     --------        -------      --------
    Income (loss) before income taxes.............     (1,628)     (7,549)     (49,446)            --       (58,623)
Income tax provision (benefit)....................        388        (150)      (1,029)            --          (791)
Equity in income (loss) from subsidiaries.........    (55,816)    (48,417)          --        104,233            --
                                                     --------    --------     --------       --------      --------
    Net income (loss).............................   $(57,832)   $(55,816)    $(48,417)      $104,233      $(57,832)
                                                     ========    ========     ========       ========      ========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2001

                                                                Subsidiary  Non-Guarantor
                                                      Parent    Guarantors   Subsidiaries  Eliminations  Consolidated
                                                      ------    ----------   ------------  ------------  ------------
Net revenues......................................   $     --    $187,839     $123,453       $(11,594)     $299,698
Cost of sales ....................................         --     153,737       90,666        (11,594)      232,809
Selling, general and administrative expense.......        561      33,631       14,955             --        49,147
Restructuring and impairment charges..............         --       2,740          170             --         2,910
                                                     --------    --------     --------       --------      --------
    Operating profit (loss).......................       (561)     (2,269)      17,662             --        14,832
Interest expense..................................     15,184      24,287        4,488        (25,101)       18,858
Other (income) expense, net.......................    (14,000)      2,584      (13,286)        25,101           399
                                                     --------    --------     --------       --------      --------
    Income (loss) before income taxes.............     (1,745)    (29,140)      26,460             --        (4,425)
Income tax provision (benefit)....................       (630)    (12,846)       8,861             --        (4,615)
Equity in income (loss) from subsidiaries.........      1,305      17,599           --        (18,904)           --
                                                     --------    --------     --------       --------      --------
    Net income (loss).............................   $    190    $  1,305     $ 17,599       $(18,904)     $    190
                                                     ========    ========     ========       ========      ========

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2002

                                                                Subsidiary  Non-Guarantor
                                                      Parent    Guarantors   Subsidiaries  Eliminations  Consolidated
                                                      ------    ----------   ------------  ------------  ------------
Net revenues......................................   $     --   $ 559,121    $ 329,784      $ (29,781)    $ 859,124
Cost of sales ....................................         --     454,351      257,321        (29,781)      681,891
Selling, general and administrative expense.......      1,401      81,540       54,820             --       137,761
Restructuring and impairment charges..............         --      23,285       50,055             --        73,340
                                                    ---------   ---------    ---------       --------     ---------
    Operating profit (loss).......................     (1,401)        (55)     (32,412)            --       (33,868)
Interest expense..................................     46,190      44,548        7,877        (41,278)       57,337
Other (income) expense, net.......................    (41,258)     (1,893)        (400)        41,278        (2,273)
                                                    ---------    --------    ---------       --------     ---------
    Income (loss) before income taxes and
      cumulative effect of change in
      accounting principle........................     (6,333)    (42,710)     (39,889)            --       (88,932)
Income tax provision..............................      4,940      69,685       43,636             --       118,261
Equity in income (loss) from subsidiaries.........   (357,045)   (179,291)          --        536,336            --
Cumulative effect of change in accounting
  principle (net of tax)..........................         --     (65,359)     (95,766)            --      (161,125)
                                                    ---------   ---------    ---------       --------     ---------
    Net income (loss).............................  $(368,318)  $(357,045)   $(179,291)      $536,336     $(368,318)
                                                    =========   =========    =========       ========     =========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2001

                                                                Subsidiary  Non-Guarantor
                                                      Parent    Guarantors   Subsidiaries  Eliminations  Consolidated
                                                      ------    ----------   ------------  ------------  ------------
Net revenues......................................   $     --    $598,026     $393,946       $(32,838)    $ 959,134
Cost of sales ....................................         --     501,921      291,274        (32,838)      760,357
Selling, general and administrative expense.......      1,704     117,966       64,558             --       184,228
Restructuring and impairment charges..............         --      98,008       12,920             --       110,928
                                                     --------    --------     --------       --------     ---------
    Operating profit (loss).......................     (1,704)   (119,869)      25,194             --       (96,379)
Interest expense..................................     45,495      53,822       11,712        (54,680)       56,349
Other (income) expense, net.......................    (43,432)     (5,734)      (7,257)        54,680        (1,743)
                                                     --------    --------     --------       --------     ---------
    Income (loss) before income taxes.............     (3,767)   (167,957)      20,739             --      (150,985)
Income tax provision (benefit)....................     (1,277)    (56,975)       7,031             --       (51,221)
Equity in income (loss) from subsidiaries.........    (97,274)     13,708           --         83,566            --
                                                     --------    --------     --------       --------     ---------
    Net income (loss).............................   $(99,764)   $(97,274)    $ 13,708       $ 83,566     $ (99,764)
                                                     ========    ========     ========       ========     =========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Balance Sheet
September 30, 2002

                                                                Subsidiary  Non-Guarantor
                                                      Parent    Guarantors   Subsidiaries  Eliminations  Consolidated
                                                      ------    ----------   ------------  ------------  ------------
Current assets:
    Cash and cash equivalents.................      $  62,152   $  18,230     $ 47,719       $     --     $  128,101
    Receivables, net..........................             47     111,169       79,895             --        191,111
    Inventories...............................             --      47,870       54,490             --        102,360
    Other current assets......................            237      10,306        8,337             --         18,800
                                                    ---------   ---------     --------       --------     ----------
      Total current assets....................         62,436     187,575      190,441             --        440,452
Property, plant and equipment, net............             --     204,868       95,840             --        300,708
Goodwill, net.................................             --      45,005       82,712             --        127,717
Intercompany receivable (payable).............        699,840    (672,188)     (27,652)            --             --
Investment in subsidiaries....................       (438,927)     39,567           --        399,360             --
Other assets..................................             --      32,732       35,956             --         68,688
                                                    ---------   ---------     --------       --------     ----------
      Total assets............................      $ 323,349   $(162,441)    $377,297       $399,360     $  937,565
                                                    =========   =========     ========       ========     ==========

Current liabilities:
    Accounts payable..........................      $      --   $  51,194     $ 28,054       $     --     $   79,248
    Accrued liabilities.......................         18,443      79,547       47,697             --        145,687
    Current portion of long-term debt.........        798,454         100      176,581             --        975,135
                                                    ---------   ---------     --------       --------     ----------
      Total current liabilities...............        816,897     130,841      252,332             --      1,200,070
Long-term debt................................             --         624        1,929             --          2,553
Other liabilities.............................         12,205     145,021       83,469             --        240,695
                                                    ---------   ---------     --------       --------     ----------
      Total liabilities.......................        829,102     276,486      337,730             --      1,443,318
Equity (deficit)..............................       (505,753)   (438,927)      39,567        399,360       (505,753)
                                                    ---------   ---------     --------       --------     ----------
      Total liabilities and equity
           (deficit)..........................      $ 323,349   $(162,441)    $377,297       $399,360     $  937,565
                                                    =========   =========     ========       ========     ==========

                                   GENTEK INC.

             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Balance Sheet
December 31, 2001

                                                                Subsidiary  Non-Guarantor
                                                      Parent    Guarantors   Subsidiaries  Eliminations  Consolidated
                                                      ------    ----------   ------------  ------------  ------------
Current assets:
    Cash and cash equivalents.................      $      --   $     443     $  8,762       $     --     $    9,205
    Receivables, net..........................             --     105,246       78,716             --        183,962
    Inventories...............................             --      55,205       52,469             --        107,674
    Other current assets......................          1,488      43,633        7,695             --         52,816
                                                    ---------   ---------     --------      ---------     ----------
      Total current assets....................          1,488     204,527      147,642             --        353,657
Property, plant and equipment, net............             --     270,780       87,746             --        358,526
Goodwill, net.................................             --     161,664      167,311             --        328,975
Intercompany receivable (payable).............        643,909    (742,123)      98,214             --             --
Investment in subsidiaries....................        (88,541)    203,931           --       (115,390)            --
Other assets..................................          3,995     110,242        9,448             --        123,685
                                                    ---------   ---------     --------      ---------     ----------
      Total assets............................      $ 560,851   $ 209,021     $510,361      $(115,390)    $1,164,843
                                                    =========   =========     ========      =========     ==========

Current liabilities:
    Accounts payable..........................      $     274   $  73,292     $ 33,816      $      --     $  107,382
    Accrued liabilities.......................         37,211      53,013       44,870             --        135,094
    Current portion of long-term debt.........         15,125         110       17,439             --         32,674
                                                    ---------   ---------     --------      ---------     ----------
      Total current liabilities...............         52,610     126,415       96,125             --        275,150
Long-term debt................................        639,875         678      159,199             --        799,752
Other liabilities.............................         10,703     170,469       51,106             --        232,278
                                                    ---------   ---------     --------      ---------     ----------
      Total liabilities.......................        703,188     297,562      306,430             --      1,307,180
Equity (deficit)..............................       (142,337)    (88,541)     203,931       (115,390)      (142,337)
                                                    ---------   ---------     --------      ---------     ----------
      Total liabilities and equity
           (deficit)..........................      $ 560,851   $ 209,021     $510,361      $(115,390)    $1,164,843
                                                    =========   =========     ========      =========     ==========

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
             For the three and nine months ended September 30, 2002
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002

                                                                Subsidiary  Non-Guarantor
                                                      Parent    Guarantors   Subsidiaries  Consolidated
                                                      ------    ----------   ------------  ------------
Net cash provided by (used for) operating
  activities.......................................  $ (2,294)   $(24,285)    $ 24,359       $ (2,220)
                                                     --------    --------     --------       --------
Net cash used for investing activities.............        --     (16,224)      (6,817)       (23,041)
                                                     --------    --------     --------       --------
Cash flows from financing activities:
    Intercompany cash transfers....................   (79,007)     58,961       20,046             --
    Other..........................................   143,453        (665)         388        143,176
                                                     --------    --------     --------       --------
Net cash provided by financing activities..........    64,446      58,296       20,434        143,176
                                                     --------    --------     --------       --------
Effect of exchange rates on cash...................        --          --          981            981
                                                     --------    --------     --------       --------
Increase in cash and cash equivalents..............    62,152      17,787       38,957        118,896
Cash and cash equivalents at beginning of period...        --         443        8,762          9,205
                                                     --------    --------     --------       --------
Cash and cash equivalents at end of period........   $ 62,152    $ 18,230     $ 47,719       $128,101
                                                     ========    ========     ========       ========

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2001

                                                                Subsidiary  Non-Guarantor
                                                      Parent    Guarantors   Subsidiaries  Consolidated
                                                      ------    ----------   ------------  ------------
Net cash provided by (used for) operating
  activities.......................................  $  2,554    $ (7,027)    $ 24,658       $ 20,185
                                                     --------    --------     --------       --------
Net cash used for investing activities.............        --     (42,913)     (15,315)       (58,228)
                                                     --------    --------     --------       --------
Cash flows from financing activities:
    Intercompany cash transfers....................   (40,718)     50,926      (10,208)            --
    Other..........................................    38,164       4,913       (1,484)        41,593
                                                     --------    --------     --------       --------
Net cash provided by (used for) financing
  activities.......................................    (2,554)     55,839      (11,692)        41,593
                                                     --------    --------     --------       --------
Effect of exchange rates on cash...................        --          --         (812)          (812)
                                                     --------    --------     --------       --------
Increase (decrease) in cash and cash equivalents...        --       5,899       (3,161)         2,738
Cash and cash equivalents at beginning of period...        --      (4,889)       9,348          4,459
                                                     --------    --------     --------       --------
Cash and cash equivalents at end of period.........  $     --    $  1,010     $  6,187       $  7,197
                                                     ========    ========     ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including the ability of the Company to satisfy the conditions and requirements of its credit facilities, the effects of the Chapter 11 Cases on the operation of the Company, the Company's ability to obtain court approval with respect to motions in the Chapter 11 Cases prosecuted by it from time to time, the ability of the Company to develop, prosecute, confirm, and consummate one or more plans of reorganization with respect to the Chapter 11 Cases, the effect of international, national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing environment, financial difficulties encountered by customers, the ability of the Company to attract, motivate and retain key executives and employees and the ability of the Company to attract and retain customers. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will likely result", or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could effect the value of the Company's stock.

         On October 11, 2002, GenTek Inc. ("GenTek" or the "Company") and 31 of its direct and indirect subsidiaries, including the Company's Noma Company subsidiary (collectively, the "Debtors") filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases (the "Chapter 11 Cases") are being jointly administered as Case No. 02-12986 (MFW). GenTek and the other Debtors will continue to operate their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

         The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its senior credit facility. The Company believes that the protection afforded by Chapter 11 best preserves its ability to continue to serve its customers and preserve the value and goodwill of its businesses, while it reorganizes, and develops and implements a new strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

         The Company believes that its available cash and continued cash flow from operations should be adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course during the Chapter 11 process. However, should the Company's available cash and continued cash flow from operations prove to be insufficient, or the Company otherwise requires post-petition credit accommodations, the Company may seek to obtain debtor-in-possession financing. The filing of a bankruptcy petition results in an immediate acceleration of the Company's senior credit facility and 11% Senior Subordinated Notes, subject to the automatic stay of the Bankruptcy Code.

         The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees.

         At hearings held on October 17 and November 7, 2002, the Bankruptcy Court granted the Debtors' first day motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and others, and entered orders granting authority to GenTek and the other Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; and (6) pay certain pre-petition claims of critical vendors. The Bankruptcy Court also entered orders authorizing the Debtors to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders.

         As a result of the Filing, pending pre-petition litigation and claims against the Debtors have been stayed automatically in accordance with Section 362 of the Bankruptcy Code and no party may take any action to seek payment on its pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. The Company anticipates that most liabilities of the Debtors as of the date of the Filing will be treated in accordance with one or more Chapter 11 plans of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

         Although GenTek expects to file a reorganization plan that may provide for its emergence from Chapter 11 during 2003, there can be no assurance that a reorganization plan will be proposed by GenTek or confirmed by the Court, or that any such plan will be consummated.

         GenTek and the other Debtors will incur significant administrative and reorganization expenses resulting from the Chapter 11 filing. The amount of these expenses, which will be expensed as incurred, are expected to have a material affect on the Company's results of operations.

         At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's business, various creditors and security holders, or when it may be possible to emerge from Chapter 11.

         The Company's common stock was delisted from the New York Stock Exchange on April 8, 2002 and currently trades on the over the counter bulletin board under the symbol GNKIQ.

         The ultimate treatment of and recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

         The consolidated financial statements included elsewhere in this report have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as consequence of a plan of reorganization.

Results of Operations

         The following table sets forth the Company's net revenues and operating profit (loss) by segment for the three and nine month periods ended September 30, 2002 and 2001 (in millions):

                                         Three Months            Nine Months
                                            Ended                   Ended
                                         September 30,          September 30,
                                       ----------------        ---------------
                                       2002        2001        2002       2001
                                       ----        ----        ----       ----
    Net Revenues:
    Performance products............. $ 94.1     $ 94.1       $272.5     $275.9
    Manufacturing....................  113.0      114.8        368.0      363.8
    Communications...................   72.4       90.8        218.6      319.4
                                      ------     ------       ------     ------
             Total................... $279.5     $299.7       $859.1     $959.1
                                      ======     ======       ======     ======

                                         Three Months            Nine Months
                                            Ended                   Ended
                                         September 30,          September 30,
                                       ----------------        ---------------
                                       2002        2001        2002       2001
                                       ----        ----        ----       ----
    Operating Profit (Loss):
    Performance products............. $ 10.6     $ 12.0       $ 23.4     $(32.0)
    Manufacturing....................    9.1        9.1         34.4         .3
    Communications...................  (53.6)(1)   (5.2)       (82.2)(3)  (56.2)
    Eliminations/other corporate.....   (4.0)      (1.1)        (9.5)      (8.5)
                                      ------     ------       ------     ------
             Total................... $(37.9)    $ 14.8(2)    $(33.9)    $(96.4)(4)
                                      ======     ======       ======     ======

(1)  Includes restructuring and impairment charges of $49.7 million.

(2) Includes restructuring charges of $0.2 million in the manufacturing segment and $2.7 million in the communications segment.

(3)  Includes restructuring and impairment charges of $73.3 million.

(4) Includes restructuring, impairment and other charges of $62.3 million in the performance products segment, $26.4 million in the manufacturing segment, $59.2 million in the communications segment and $5.7 million in other corporate.

         Net consolidated revenues for the three and nine month periods ended September 30, 2002 decreased by 7 percent and 10 percent from the comparable prior year periods to $280 million and $859 million, respectively. For the three and nine month periods ended September 30, 2002, sales in the performance products segment were flat and decreased $3 million, respectively, versus the comparable prior year periods. The decrease for the nine month period reflects lower sales in the environmental services and chemical processing markets partially offset by higher sales in the pharmaceutical and personal care market and the technology market. In the manufacturing segment, sales decreased 2 percent from prior year levels to $113 million for the three month period ended September 30, 2002. This decrease can be attributed to lower sales in the appliance and electronics markets partially offset by higher sales in the industrial and automotive markets. For the nine month period ended September 30, 2002, manufacturing segment sales grew 1 percent versus prior year levels, principally due to higher volumes in the industrial market partially offset by weakness in the automotive services sector. For the three and nine month periods ended September 30, 2002, sales in the communications segment decreased to $72 million and $219 million, respectively, representing decreases of 20 percent and 32 percent versus prior year levels. These decreases are the result of lower volumes and pricing pressures, principally driven by a continuing weakness in demand for the Company's public and private network products and services in the North American and European markets.

         Gross profit for the three and nine month period ended September 30, 2002 decreased $8 million and $22 million from the comparable prior year periods to $59 million and $177 million, respectively. The decrease in gross profit for the third quarter is principally due to the lower volumes in the communication segment, partially offset by lower goodwill amortization and depreciation expense. Excluding the impact of a $16 million charge to cost of sales recorded in 2001 principally due to obsolete and excess inventory, discontinued products and fixed asset write offs, gross profit for the nine month period decreased $38 million. This decrease is principally due to lower sales volumes in the communications segment and costs associated with the expedited repair of two boilers and a loss of production at one of the Company's performance products facilities, partially offset by lower goodwill amortization and depreciation expense.

         Selling, general and administrative expense decreased $2 million for the three month period ended September 30, 2002 and decreased $20 million after excluding the impact of a $26 million loss provision for accounts receivable recorded in 2001, for the nine month period ended September 30, 2002. These decreases resulted from lower expenses in the communications segment reflecting the impact of the Company's restructuring programs, which included the closure of two non-core research and development facilities in 2001, partially offset by financial and legal advisory fees incurred in connection with the Company's debt restructuring plans.

         Operating loss for the three months ended September 30, 2002 was $38 million as compared to operating profit of $15 million for the prior year period. This decrease was principally due to an increase in restructuring and impairment charges of $47 million, lower sales volume in the communications segment, partially offset by lower goodwill amortization and depreciation expense. Operating loss for the nine months ended September 30, 2002 was $34 million as compared to an operating loss of $96 million for the comparable prior year period. The operating loss in the prior year period includes restructuring, impairment and other charges totaling $154 million recorded in 2001 that are related to asset impairments, severance, plant closures, discontinuation of certain product lines and receivable and inventory write-downs and, in addition, operating costs related to two non-core research and development facilities in the communications segment which were closed during the fourth quarter of 2001. The current year period reflects a restructuring and impairment charge of $73 million and lower depreciation and amortization expense and favorable performance in the manufacturing segment. The decrease in depreciation expense and amortization expense is the result of asset impairment charges recorded in 2001 and an accounting change related to SFAS No. 142, respectively. The favorable performance in the manufacturing segment reflects a more stable automotive production environment, and the impact of the Company's restructuring program implemented in 2001, partially offset by lower prices. The abovementioned positive factors were offset by: lower sales volume in the communications segment; unfavorable performance in the performance product segment due to costs associated with the expedited repair of two boilers and a loss of production at one of the Company's facilities; and financial and legal advisory fees incurred in connection with the Company's debt restructuring plans.

         Interest expense for the three months ended September 30, 2002 was $21 million, which was $2 million higher than the prior year level due to higher average outstanding debt balances, partially offset by lower average borrowing rates. The Company's average effective interest rate for the third quarter was
8.5 percent as compared to 8.6 percent for the third quarter of last year. Interest expense for the nine months ended September 30, 2002 was $1 million higher than the prior year level due to higher average debt balances partially offset by lower average borrowing rates. The Company's average effective interest rate for the nine months ended September 30, 2002 was 8.0 percent as compared to 8.7 percent for the prior year.

         The Company recorded income tax expense of $118 million for the nine months ended September 30, 2002. During the second quarter of 2002, the Company revised its projection of domestic taxable income for the year 2002 and the year 2003. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax-planning strategies, the Company has concluded that it is more likely than not that it will not be able to realize its domestic net deferred tax assets. Accordingly, the Company recorded a valuation allowance of $141 million in the second quarter effectively reducing the carrying value of its domestic net deferred tax assets to zero. During the third quarter and for the foreseeable future, the Company will not record any tax expense or benefit on its domestic income or loss. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, which resulted in a charge of $161 million (net of a tax benefit of $40 million) reported as a cumulative effect of a change in accounting principle. Please see "Recent Accounting Pronouncements".

Restructuring and Impairment Charges

         The Company initiated its 2002 restructuring program during the quarter ended June 30, 2002 and recorded restructuring charges of $1 million related to employee termination costs for 86 employees. In the third quarter, the Company recorded additional charges of $7 million related to employee termination costs for 217 employees and $0.1 million for closure costs at a facility that will no longer be used. The employee terminations impacted the Company's communications segment. As of September 30, 2002, approximately 100 employees have been terminated pursuant to the 2002 restructuring program.

         Cash payments charged against the restructuring liability for the 2002 and 2001 restructuring programs combined totaled $7 million and $9 million for employee termination costs and $1 million and $1 million for facility exit costs in the nine months ended September 30, 2002 and the twelve months ended December 31, 2001, respectively. While management expects that cash outlays related to the restructuring programs will be substantially completed by the end of the second quarter 2003, certain facility exit costs, primarily lease obligations, have payment terms extending beyond 2003. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations. Management expects that the 2001 and 2002 restructuring programs will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $40-$45 million. The Company began to realize these reductions in the third quarter of fiscal 2001.

         The Company has continued to experience significant declines in its communications businesses resulting in operating losses for several business units in 2002. The Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the markets served by these operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter, the Company recorded non-cash impairment charges totaling $22 million, primarily related to fixed assets at two manufacturing facilities in the communications segment. In the third quarter, the Company recorded non-cash impairment charges totaling $42 million, related to fixed assets in the Company's connectivity products business in the communications segment. The charges were due to changes in the principal markets served by these operations. The fair values of these assets were determined based upon a calculation of the present value of the expected future cash flows.

         The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions. Part of any restructuring plan may include the sale of assets. In addition, the Company will continue to evaluate the recoverability of its assets, which may result in additional charges.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $128 million at September 30, 2002 compared with $9 million at December 31, 2001. During the first nine months of 2002 the Company had proceeds from asset sales of $13 million and had net borrowings of $143 million from its revolving credit facility, a portion of which was used to make capital expenditures of $36 million.

         During the nine month period ended September 30, 2002, the Company incurred approximately $8 million of one time costs associated with the expedited repair of two boilers and other related costs at one of the manufacturing facilities in the Company's performance products segment. While the boiler repairs have been completed and the facility is now operational, it is possible that significant additional spending may be required to improve reliability. The Company is currently reviewing a range of alternatives designed to address the facility's reliability and operating issues.

         The Company had negative working capital of $760 million at September 30, 2002 as compared with working capital of $79 million at December 31, 2001. This decrease reflects the reclassification of $924 million of the Company's long-term debt to current liabilities as a result of the Company's failure to meet certain covenant requirements contained in its senior credit facility and the Company's failure to make its scheduled August 1, 2002 interest payment on its 11% Senior Subordinated Notes and lower deferred tax assets due to a valuation allowance recorded during the second quarter of 2002, partially offset by higher cash and accounts receivable balances and lower accounts payable.

         During the first quarter of 2002, the Company borrowed all of its remaining availability on its revolving credit facility, which approximated $155 million. As of September 30, 2002, the Company had approximately $128 million in cash on hand, which management believes will provide sufficient liquidity to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course during the Chapter 11 process. However, should the Company's available cash and continued cash flow from operations prove to be insufficient or the Company otherwise requires post-petition credit accommodations, the Company may seek to obtain debtor-in-possession financing. The Company's ability to obtain such financing may be limited. At hearings held on October 17 and November 7, 2002, the Bankruptcy Court also entered orders authorizing the Debtors' to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders.

         GenTek and the other Debtors will incur significant administrative and reorganization expenses resulting from the Chapter 11 filing. The amount of these expenses, which will be expensed as incurred, are expected to have a material effect on the Company's results of operations. In addition, due to the Filing, the Company's senior credit facility converted to fixed interest rates, with interest rates ranging from 6.25 percent to 7 percent.

         The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees.

         Based on the recent investment performance of the assets in the Company's various pension trusts, the Company anticipates a significant increase in the amount of required pension funding in the future, beginning in 2004. The magnitude of the required funding is not presently determinable, but could have a material impact on the Company's cash requirements.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. Accordingly, the Company ceased amortizing goodwill. Upon adoption of SFAS No. 142, the Company recorded a charge of $161 million (net of a tax benefit of $40 million) as a cumulative effect of a change in accounting principle. The following illustrates what net income (loss) and income (loss) per share would have been had these provisions been adopted for all periods presented (in thousands, except per share data):

                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                             -------------------      -----------------------
                                               2002        2001          2002         2001
                                               ----        ----          ----         ----
Reported net income (loss).................. $(57,832)    $  190      $(368,318)    $(99,764)
    Add back: goodwill amortization.........       --      2,745             --        8,428
                                             --------     ------      ---------     --------
    Adjusted net income (loss).............. $(57,832)    $2,935      $(368,318)    $(91,336)
                                             ========     ======      =========     ========

Income (loss) per share, basic and
  assuming dilution:
    Reported net income (loss).............. $  (2.26)    $  .01      $  (14.44)    $  (3.92)
    Add back: goodwill amortization.........       --        .11             --          .33
                                             --------     ------      ---------     --------
    Adjusted net income (loss).............. $  (2.26)    $  .12      $  (14.44)    $  (3.59)
                                             ========     ======      =========     ========

         In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

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

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flow.

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

Item 4. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed and submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         On October 11, 2002, GenTek Inc. and 31 of its direct and indirect subsidiaries, including Noma Company, a Canadian subsidiary, (collectively, including the Company, the "Debtors") filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases (the "Chapter 11 cases") are being jointly administered as Case No. 02-12986 (MFW). GenTek and the other Debtors will continue to operate their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

         The prosecution against the Debtors of claims and efforts to recover from the Debtors payments related to litigation existing on October 11, 2002, the date of filing for protection under Chapter 11 of the Bankruptcy Code, are automatically stayed in accordance with section 362 of the Bankruptcy Code and no party may take action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court.

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

         May 1, 2001 Incident Litigation. Starting on or about April 29, 2002, lawyers claiming to represent approximately 18,000 persons filed approximately 18 lawsuits in Contra Costa, San Francisco and Alameda counties in California state court, making claims against the Company and a third party arising out of a May 1, 2001 release of sulfur dioxide and sulfur trioxide from the Company's Richmond, California sulfuric acid facility. A class action lawsuit arising out of the same facts has also been filed. The release was caused when the third party's truck hit a power pole and damaged an electrical substation owned by the local utility, thereby knocking out electrical power to a number of users, including the Company. This resulted in a loss of vacuum pressure at the Company's facility, which led to the release. The Company, which has also filed suit against the third party in California State Court in Contra Costa County in connection with the May 1, 2001 incident, has been served with some of the lawsuits. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages, but the amount of damages sought is not known. The Company has filed a petition for coordination asking that all of the lawsuits be coordinated before a single judge. That petition is pending. The Company will vigorously defend itself against these lawsuits. The Company believes it has sufficient insurance coverage in the event of an adverse result in these lawsuits and does not believe that this matter will have a material adverse effect on its financial condition or results of operations.

         Delaware Valley Settlement. On July 2, 2002, the Company's Delaware Valley facility experienced a release of fluosulfonic acid while loading a railcar for delivery to a customer. In connection with this accident and other releases and emissions at the Delaware Valley facility, the Company and representatives of the Delaware Department of Natural Resources and Environmental Control ("DNREC") have reached agreement to resolve all alleged violations relating to the July 2, 2002 accident and any other releases and emissions occurring on or after January 1, 2001. Without admitting liability, the Company agreed to pay a $475,000 civil penalty, plus DNREC's out-of-pocket costs in investigating the July 2, 2002 incident. In addition, the Company also agreed, among other things to make certain improvements to its process safety and risk management programs at the facility. The settlement was approved by the Superior Court of the State of Delaware on September 25, 2002. Payment of the civil penalty is dependant upon Bankruptcy Court approval.

Item 2.  Changes in Securities and Use of Proceeds.

         NONE

Item 3.  Defaults Upon Senior Securities.

         The Company previously reported that it was not in compliance with certain covenants contained in its senior credit facility. The Company's failure to meet such covenant requirements gave the lenders under the senior credit facility and a $25 million (Canadian) facility the right to accelerate the loans. On July 29, 2002, the Company received a payment blockage notice from its senior lenders preventing the Company from making its scheduled August 1, 2002 interest payment on its 11% Senior Subordinated Notes. The Company's failure to pay the August 1, 2002 interest payment within 30 days of its due date constituted an event of default under the 11% Senior Subordinated Notes and could have resulted in the acceleration of the principal amount and all accrued interest on the Notes. Accordingly, amounts outstanding under these facilities have been classified as current liabilities at September 30, 2002. In addition, as a result of noncompliance with certain terms of the Company's senior credit facility, counterparties to the Company's interest rate swap agreements had the right at September 30, 2002 to require the Company to cash settle these agreements by paying fair value to the counterparties. Through November 5, 2002, the Company received notices from counterparties to four out of the Company's five interest rate swap agreements that they were exercising their rights to terminate the agreements. Although the Company has not received precise demand amounts from all of the counterparties, the Company estimates that the total of the termination payment demands received and the fair value of the remaining swaps approximates
$13 million as of September 30, 2002.

         On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The future results of the Company are dependent upon confirming and implementing, on a timely basis, a plan of reorganization. The ultimate treatment of and recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed.

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information.

         NONE

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits;

              99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K;

             1. Form 8-K filed with the Securities and Exchange Commission dated July 30, 2002 with respect to receipt of a payment blockage notice from the Registrant's senior lenders.

             2. Form 8-K filed with the Securities and Exchange Commission dated August 14, 2002 with respect to certifications required by (i) the Securities and Exchange Commission Order of June 27, 2002 pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, and (ii) 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

             3. Form 8-K filed with the Securities and Exchange Commission dated August 28, 2002 with respect to receipt of a 60 day grace period on the default of the 11% Senior Subordinated Notes from an ad hoc committee of noteholders representing 66 percent of the Senior Subordinated Notes.

             4. Form 8-K filed with the Securities and Exchange Commission dated October 15, 2002, regarding the Registrant and certain of its direct and indirect subsidiaries in the United

                 States and Canada filing voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code for the District of Delaware on October 11, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                                   GENTEK INC.
                                    ------------------------------------------
                                                   Registrant



Date  November 14, 2002         /s/ Richard R. Russell
     ----------------------         ------------------------------------------
                                    Richard R. Russell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director



Date  November 14, 2002         /s/ Matthew R. Friel
     ----------------------         ------------------------------------------
                                    Matthew R. Friel
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS


I, Richard R. Russell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of GenTek Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date   November 14, 2002             /s/ Richard R. Russell
     ---------------------               ---------------------------------------
                                         Richard R. Russell
                                         President and Chief Executive Officer

I, Matthew R. Friel, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of GenTek Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date   November 14, 2002        /s/  Matthew R. Friel
     -----------------------         -------------------------------------------
                                     Matthew R. Friel
                                     Vice President and Chief Financial Officer

                            STATEMENT OF DIFFERENCES
                            ------------------------

The section symbol shall be expressed as ..................................'SS'