Form 10-K
period 2002-12-31
GENTEK INC
filed 2003-03-31
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    (Mark One)

         __X__ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common stock, par value $.01 per share

                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,471,762.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003, was approximately $247,167. The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of February 28, 2003 was 20,586,063 and 4,750,107, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2003 is incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.


GENERAL

         GenTek Inc. (the "Company" or "GenTek") is a technology-driven manufacturer of communications products, industrial components and performance chemicals. GenTek was spun off from The General Chemical Group Inc. on April 30, 1999 (the "Spinoff"). The Company operates through three primary business segments: communications, manufacturing and performance products. The communications segment serves the public telecom and the private enterprise network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries including the environmental services, pharmaceutical and personal care, technology and chemical processing markets. The Company's products are frequently highly engineered and are important components of, or provide critical attributes to, its customers' end products or operations. The Company operates over 80 manufacturing and production facilities located primarily in the U.S. and Canada, with additional facilities in Australia, Austria, China, Germany, Great Britain, India, Ireland and Mexico.

         On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases are being jointly administered as Case No. 02-12986
(MFW). As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. The Debtors have been operating, and will continue to operate, their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they are permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that such approvals will be granted when requested.

         On December 10, 2002, Noma Company sought and obtained from the Ontario Superior Court of Justice, Canada, (the "Ontario Court") an initial order pursuant to section 18.6 of the COMPANIES' CREDITORS ARRANGEMENT ACT, R.S.C. 1985, c. C-36, as amended ("CCAA"), recognizing the Filing and granting Noma Company, among other things, a stay against claims, proceedings and the exercise of any contractual rights against it or its property in Canada, and recognizing various orders granted by the Bankruptcy Court.

         The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its senior credit facility. The Company believes that the protection afforded by Chapter 11 best preserves the Debtors' ability to continue to serve their customers and preserve the value of their businesses, while it reorganizes, and develops and implements a new strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

         Since the Filing, the Company's available cash and continued cash flow from operations have been adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process, and management believes it will continue to remain adequate. Further, in order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its current pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. The new facility will enable the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and will provide the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

         At hearings held on October 17, 2002 and November 7, 2002, the Bankruptcy Court granted the Debtors' "first day" motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; and (6) pay certain pre-petition claims of critical vendors. The Bankruptcy Court also entered orders authorizing the Debtors to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. All such orders were also recognized by the Ontario Court.

         As previously mentioned, as a result of the Filing, pending pre-petition litigation and claims against the Debtors have been stayed automatically in accordance with Section 362 of the Bankruptcy Code and no party may take any action to seek payment on its pre-petition claims or to proceed against property of the Debtors' estates except pursuant to further order of the Bankruptcy Court. The filing resulted in an immediate acceleration of the Company's senior credit facility and 11% Senior Subordinated Notes, subject to the automatic stay.

         As a general rule, all of the Debtors' contracts and leases continue in effect in accordance with their terms notwithstanding the Filing, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Court provides the Debtors with the opportunity to reject any contracts or leases that are burdensome or assume any contracts or leases that are favorable or otherwise necessary to their business operations. In the event of a rejection of a contract or lease by the Debtors, the affected parties may file rejection damage claims, which are considered to be pre-petition claims. As a condition to assumption of a contract or lease, the Debtors are required to cure breaches under such agreements, including, without limitation, payment of any amounts due and owing.

         GenTek and the other Debtors have incurred, and will continue to incur, significant administrative and reorganization expenses resulting from the Filing and the continuing Chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization items, are expected to have a material effect on the Company's results of operations.

         The potential adverse publicity associated with the Filing and the continuing Chapter 11 proceedings, and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees generally.

         The Company anticipates that most liabilities of the Debtors as of the date of the Filing will be treated in accordance with one or more Chapter 11 plans of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code. Although the Debtors expect to file a plan that may provide for its emergence from Chapter 11 during 2003, there can be no assurance that a plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's businesses, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11.

         The ultimate treatment of and recovery, if any, by creditors and security holders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the Company currently believes that the Debtors' proposed reorganization plan or plans will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

         On February 28, 2003, the Company and Esseco S.p.A. announced plans to form a joint venture, Esseco General Chemical LLC, to supply various sodium and sulfur-based chemistries to the North American market. Initially, the joint venture will focus on the supply and distribution of all grades of sodium metabisulfite, sodium sulfite and sodium thiosulfate, among other products. It is anticipated that the joint venture will be operational early in the second quarter of 2003. The implementation of the joint venture is subject to certain conditions, including approval of the Bankruptcy Court in Delaware. A motion seeking such approval was filed on March 11, 2003.

         On February 28, 2003, the Company announced a plan to wind down and close operations in North Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan is subject to approval by the Bankruptcy Court. A motion seeking such approval was filed on March 4, 2003. If approved by the Bankruptcy Court, the South Plant is expected to cease production on or about September 30, 2003. The South Plant contains sulfuric acid regeneration and production facilities as well as other operations. Failure of the Company to achieve such approval could have a material adverse effect on the Company's results of operations. The Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation and any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these potential additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas located in the North Plant of the facility, including the production of sulfur, fluorine, potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

         To minimize the impact of the South Plant closure on its sulfuric acid regeneration and merchant acid customers, the Company has made arrangements to continue offering products and services to these customers through its four other sulfuric acid facilities, supplemented by agreements with certain strategic partners. In particular, the Company has negotiated with Rhodia Inc. to assume responsibility for five of its sulfuric acid regeneration contracts, subject to entering into appropriate modified contracts with the customers. A motion seeking the Bankruptcy Court's approval of the transaction with Rhodia Inc. was filed on March 11, 2003.

         The consolidated financial statements included elsewhere in this report have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet.

         Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 cases. A bar date of April 14, 2003 has been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

PRODUCTS AND SERVICES BY SEGMENT

         The following table sets forth the Company's sales by segment for each of the three years in the period ended December 31, 2002.

                                          YEARS ENDED DECEMBER 31,
                               ------------------------------------------------
                                     2002             2001             2000
                               -------------    -------------        ----------
                                               (IN MILLIONS)
Communications.................  $    294.0      $    405.0       $    507.8
Manufacturing..................       477.1           478.5            553.3
Performance Products...........       357.4           360.9            353.1
                               ------------    ------------     ------------
                                 $  1,128.5      $  1,244.4      $   1,414.2
                                 ==========      ==========      ===========

COMMUNICATIONS SEGMENT

         The communications segment is a global provider of products, systems and services for local and wide area data and communications networks. These products and services use and build on the throughput-enhancing technology that the Company has developed. The Company's offerings include throughput-optimized copper and fiber-optic cabling and connectivity products for both public and private enterprise networks, as well as design, installation and maintenance services for wide-area wireline and wireless networks.

         The Company competes in the global markets for telecommunications and data networking equipment and services, particularly the public telecom (or access) and private enterprise (or premise) segments of these markets. The public telecommunications network is comprised of the long-haul network (long distance copper and fiber cables), the metro area (city wide) network, and the access portion of the network. The Company competes primarily in this access portion which consists of the telecommunications central office, remote terminals and the local loop also known as the "last mile." The local loop links the enterprise customer's home or office to the metro area and the long-haul portions of the public network. The enterprise segment of the market consists of the voice, data and video networks located within the customer's (or end-user's) premises.

         The communications segment's customers include Fortune 1000 companies, incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), internet service providers (ISPs), managed service providers (MSPs), data networking equipment distributors, government institutions, public utilities and academic institutions.

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

         Automotive manufacturers generally award business to their suppliers by individual engine line or model, often for multiple-model years. The loss of any individual engine line or model contract would not be material to the Company. However, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of any of DaimlerChrysler, Ford or General Motors could have a material adverse impact on the results of the Company's manufacturing segment. None of these customers accounted for 10 percent or more of the Company's revenues in 2002.

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

        ENVIRONMENTAL SERVICES. With a network of 35 plants strategically located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or "alum," which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of ferric sulfate and other specialty flocculents (polymer-based materials used for settling and/or separating solids from liquids). The Company's water treatment products and services are designed to address the important environmental issues confronting its customers. These value-added products and services provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water.

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

         PHARMACEUTICAL AND PERSONAL CARE. The Company is a leading supplier of the active chemical ingredients used in the manufacture of antiperspirants, and also supplies active ingredients used in prescription pharmaceuticals, nutritional supplements, nutraceuticals, veterinary health products and other personal care products.

         TECHNOLOGY. The Company provides ultrahigh-purity electronic chemicals for the semiconductor and disk drive industries. The Company's electronic chemicals include ultrahigh-purity acids, caustics, solvents, etchants and formulated photo ancillaries for use in the manufacture of semiconductor processing chips and computer disk drives.

         CHEMICAL PROCESSING. The Company manufactures and/or distributes a broad range of products that serve as chemical intermediates in the production of such everyday products as newspapers, tires, paints, dyes and carpets. The Company's products include:

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

RESTRUCTURING

         During 2002, the Company initiated a restructuring program to reduce its workforce in its communications segment, and recorded charges of approximately $13 million primarily related to employee termination costs.

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

         The Company expects to substantially complete implementation of its restructuring programs by the end of 2003. Management does not expect that the restructuring programs will have a material impact on the Company's revenues. Cash payments charged against the restructuring liability totaled $9 million for employee termination costs and $1 million for facility exit costs in 2001 and $10 million for employee termination costs and $1 million for facility exit costs in 2002. Management expects that cash outlays related to the restructuring program will be substantially completed by the end of 2003, however certain severance and facility exit costs, primarily lease obligations, have payment terms extending beyond 2003. Management intends to fund these cash outlays from cash flow generated by operations. Management expects that the actions described above will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $40-$45 million. The Company began to realize these reductions in the third quarter of fiscal 2001.

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

         Although the Company's performance products segment generally has significant market share positions in the product areas in which it competes, most of its end markets are highly competitive. In the pharmaceuticals and personal care market, the Company's major competitors include Giulini, Summit and Westwood. The Company's competitors in the environmental market include the refineries that perform their own sulfuric acid regeneration, as well as Arch Chemical, DuPont, Marsulex, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In addition, the Company competes with Geo Specialty Chemicals, U.S. Aluminates and other regional players in the water treatment market. Competitors in the technology market include Ashland and Tyco/Mallinckrodt-Baker. Competitors in the chemical processing market include BASF, Calabrian, Rhodia, Solvay S.A. and U.S. Salt.

SUPPLIERS; AVAILABILITY OF RESOURCES

         The Company purchases a variety of raw materials for its businesses. The primary raw materials used by the communications segment are copper, steel and plastic. The Company's primary raw materials in its manufacturing segment are copper and steel. The Company's performance products segment's competitive cost position is, in part, attributable to its control of certain raw materials that serve as the feedstocks for many of its products. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, soda ash (for the manufacture of sodium nitrites), bauxite and hydrate (for the manufacture of alum), zirconium oxychloride (for the manufacture of antiperspirant active ingredients) and sulfur (for the manufacture of sulfuric acid).

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

         In the Company's performance products segment, the Company employs approximately 120 sales, marketing, distribution and customer service personnel. The sales force is divided into several specialized groups which focus on specific products, end-users and geographic regions. This targeted approach provides the Company with insight into emerging industry trends and creates opportunities for product development.

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

ENVIRONMENTAL MATTERS

         The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Ireland, Mexico and other countries in which it operates. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require capital expenditures which may be material or otherwise adversely impact the Company's operations.

         The Company has an established program to ensure that its facilities comply with environmental laws and regulations. In 2002, expenditures made in connection with this program approximated $17 million (of which approximately $3 million represented capital expenditures and approximately $14 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2001 approximated $16 million (of which approximately $4 million represented capital expenditures and approximately $12 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Management expects expenditures similar to 2002 levels in 2003. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

         The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and similar state statutes have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites and transporters and generators of hazardous substances regardless of fault. The Company's facilities have been operated for many years by the Company or its prior owners and operators, and adverse environmental conditions of which the Company is not aware may exist. The discovery of additional or unknown environmental contamination at any of the Company's current or former facilities could have a material adverse effect on the Company's financial condition, cash flows and/or results of operations. In addition, the Company has received written notice from the Environmental Protection Administration that it has been identified as a "potentially responsible party" under CERCLA at three third-party sites. The Company does not believe that its liability, if any, for these sites will be material to its results of operations, cash flows or financial condition.

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

         AVTEX SITE AT FRONT ROYAL, VIRGINIA. On March 22, 1990, the Environmental Protection Agency (the "EPA") issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers Front Royal, Inc., which has filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex site was previously owned and operated by the Company. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA, which requires The General Chemical Group Inc. (whose obligations the Company assumed in connection with the Spinoff), AlliedSignal Inc. (now Honeywell) and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with that order, subject to numerous defenses. The requirements of the order include preparation of a study to determine the extent of any contamination at the acid plant site. The Company has provided for the estimated costs of $1.7 million for these activities in its accrual for environmental liabilities relating to the order. The Company is working cooperatively with the EPA with respect to compliance with the order and believes that such compliance will not have a material effect on its results of operations or financial condition.

         DELAWARE VALLEY FACILITY. On September 7, 2000, the U.S. Environmental Protection Agency issued to the Company an Initial Administrative Order (an "IAO") pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), which requires that the Company conduct an environmental investigation of certain portions of the Company's Delaware Valley facility (the "Facility") and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. The Company is working cooperatively with the EPA and Honeywell Inc. (formerly AlliedSignal Inc.), prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The requirements of the IAO will be performed over the course of the next several years. The Company has provided for the estimated costs of $2.4 million for these activities in its accrual for environmental liabilities. As previously mentioned, on February 28, 2003 the Company announced a plan to wind down and close most South Plant operations of its Delaware Valley facility. This closure could result in an expansion of the investigation to be performed under the IAO. Depending on the scope of any potential expansion of the investigation under the IAO and any additional remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these potential additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

         ANACORTES, WASHINGTON FACILITY. On March 30, 2000, the Company received a Notice of Violation issued by the U.S. Environmental Protection Agency, pursuant to which the EPA alleged that the routine replacement of certain catalysts at the Company's Anacortes, Washington facility in 1990 constituted a violation of the EPA's Prevention of Significant Deterioration ("PSD") regulations promulgated under Sections 165 - 169 of the Clean Air Act. The Company denies such allegation and will defend itself vigorously in this matter. There has been no activity with respect to this matter during 2001 or 2002. In the event that the Company is unsuccessful in its defense or cannot otherwise resolve this matter with the EPA, potential penalties could exceed $100,000. Management does not expect that this matter will have a material effect on the financial condition, cash flows or results of operations of the Company.

         Claims against the Debtors for environmental liabilities arising prior to the Filing will be addressed in the Chapter 11 cases. In general, monetary claims by private (non-governmental) parties relating to remedial actions at off-site locations used for disposal prior to the Filing and penalties resulting from violations of applicable environmental law before that time will be treated as general unsecured claims. The Debtors are obligated to comply with applicable environmental law in the conduct of their business as debtors-in-possession, including any potential obligation to conduct investigations and implement remedial actions at facilities the Company owns or operates, and thus will be required to pay such expenses in full.

EMPLOYEES/LABOR RELATIONS

         At December 31, 2002, the Company had approximately 7,500 employees, of whom approximately 2,500 were full-time salaried employees, approximately 2,200 were full-time hourly employees (represented by 11 different unions) and approximately 2,800 were hourly employees working in nonunion facilities. Approximately 500 of the Company's 2,500 salaried employees are based in Germany. German-based employees are members of unions and are subject to industry-wide and other collective bargaining agreements.

         The Company's union contracts have durations which vary from two to four years. The Company's relationships with its different unions are generally good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

          Set forth below is information with respect to each of the Company's executive officers and/or key employees.

         Richard R. Russell, 60, President and Chief Executive Officer and a Director since April 1999. From 1994 until April 1999, he served as the President and Chief Executive Officer and a Director of The General Chemical Group Inc. Mr. Russell has also been the President and Chief Executive Officer of General Chemical Corporation since 1986.

         Matthew R. Friel, 36, Vice President, Chief Financial Officer and Treasurer since September 2001. From September 1997 to September 2002, Mr. Friel served as Managing Director of Latona Associates Inc. ("Latona Associates"). Latona Associates has provided GenTek with strategic management, business and financial advisory services since 1995.

         Michael R. Herman, 40, Vice President and General Counsel since April 1999. From 1997 until April 1999, he served as the Vice President and General Counsel of General Chemical Corporation.

         Ronald A. Lowy, 47, Chief Operating Officer of the Krone Group since December 2000. Mr. Lowy served as Vice President and General Manager - Automotive and Industrial Products of Prestolite Wire Corporation from January 2000 to December 2000, and Vice President and General Manager - Automotive Products of Prestolite Wire Corporation from 1995 to 2000.

         Kevin J. O'Connor, 52, Vice President and Controller since April 1999. From March 1996 until April 1999, he served as the Controller of The General Chemical Group Inc. Mr. O'Connor has also served as Controller of General Chemical Corporation since 1986.

         Ramanlal L. Patel, 57, President of the Manufacturing segment since December 2001. Mr. Patel has also served as President and Chief Executive Officer of Noma Company since December 2000. From 1997 to December 2000, he was Chief Executive Officer of Pram Filtration Corporation.

         Charles W. Shaver, 44, Vice President and General Manager for Performance Products since November 2001. Mr. Shaver served as Vice President and General Manager for Performance Products for Arch Chemicals, Inc. from 1999 to November 2001. From September 1996 to 1999 he served as Vice President of Operations and Chief Operating Officer for MMT, Inc.

         Matthew M. Walsh, 36, Vice President and Operations Controller since December 2000. Mr. Walsh served as Vice President and Treasurer from January 2000 through December 2000. Mr. Walsh served as Group Controller-Performance Products of General Chemical Corporation from October 1997 to December 1999.

ITEM 2.  PROPERTIES.

         The Company operates over 80 manufacturing and production facilities located in the United States, Canada, Australia, Austria, China, Germany, Great Britain, India, Ireland and Mexico. The Company's headquarters are located in Hampton, New Hampshire.

         Set forth below are the locations and uses of the Company's major properties:


         LOCATION                                                   USE
         --------                                                   ---

         COMMUNICATIONS  SEGMENT

         Centennial, Colorado(1)..........................  Offices
         Sidney, Nebraska(2)..............................  Production Facility
         North Bennington, Vermont(1).....................  Production Facility
         Racine, Wisconsin(2).............................  Production Facility and Offices
         Sydney, Australia................................  Production Facility and Offices
         Trumau, Austria..................................  Production Facility
         Cheltenham, England..............................  Production Facility and Offices
         Berlin, Germany(1)...............................  Production Facility and Offices
         Toluca, Mexico(1)................................  Production Facility
         Shanghai, People's Republic of China.............  Production Facility
         Bangalore, India.................................  Production Facility


         MANUFACTURING SEGMENT

         Southfield, Michigan(1)..........................  Offices
         Troy, Michigan(1)................................  Production Facility and Offices
         Westland, Michigan(1)............................  Production Facility
         Weaverville, North Carolina(2)...................  Production Facility
         Upper Sandusky, Ohio(1)..........................  Production Facility
         Toledo, Ohio.....................................  Production Facility
         Defiance, Ohio...................................  Production Facility
         Perrysburg, Ohio(1)..............................  Production Facility and Offices
         Mineral Wells, Texas.............................  Production Facility
         Imuris, Mexico...................................  Production Facility
         Juarez, Mexico(1)................................  Production Facility
         Nogales, Mexico..................................  Production Facility
         Concord, Ontario(2)..............................  Production Facility
         Guelph, Ontario(1)...............................  Production Facility
         Scarborough, Ontario(2)..........................  Production Facility
         Stouffville, Ontario(2)..........................  Production Facility
         Tillsonburg, Ontario(1)..........................  Production Facility
         Waterdown, Ontario...............................  Production Facility


         PERFORMANCE PRODUCTS SEGMENT

         Hollister, California(2).........................  Production Facility and Offices
         Pittsburg, California(2).........................  Production Facility
         Richmond, California(2)..........................  Production Facility
         North Claymont, Delaware(2)......................  Production Facility, Offices and Warehouse
         Augusta, Georgia.................................  Production Facility
         East St. Louis, Illinois.........................  Production Facility
         Berkeley Heights, New Jersey(2)..................  Production Facility, Offices and Warehouse
         Newark, New Jersey(2)............................  Production Facility
         Solvay, New York(2)..............................  Production Facility






         Marcus Hook, Pennsylvania(2).....................  Production Facility, Offices and Warehouse
         Celina, Texas(2).................................  Production Facility
         Midlothian, Texas(2).............................  Production Facility
         Anacortes, Washington............................  Production Facility
         Dublin, Ireland..................................  Production Facility, Offices and Warehouse
         Thorold, Ontario.................................  Production Facility
         Valleyfield, Quebec..............................  Production Facility



         OFFICES
         Hampton, New Hampshire(1)........................  Headquarters
         Parsippany, New Jersey(1)........................  Offices


-----------------------

(1) Leased.
(2) Mortgaged as security under the Company's senior credit facility.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in claims, litigation, administrative proceedings and investigations of various types, including the Sunoco Employee litigation discussed below, and certain environmental proceedings previously discussed. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations, cash flows or financial condition. See Item 1. "Business - Environmental Matters" above.

         As previously discussed, on October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors") filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases are being jointly administered as Case No. 02-12986 (MFW). As a result of the Debtors' commencement of the Chapter 11 cases, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 cases by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

         Sunoco Employee Litigation. In April 1998, approximately 40 employees (and their respective spouses) of the Sunoco refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against The General Chemical Group Inc. (whose obligations have been assumed by the Company pursuant to the terms of the Spinoff), alleging that sulfur dioxide and sulfur trioxide releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. As a result of pretrial proceedings, there are presently only 36 employees who are pursuing individual personal injury claims and 29 spouses claiming loss of consortium. The scheduled trial date is March 2003, but the trial will not commence at this time due to the automatic stay previously mentioned. The Company has denied all material allegations of the complaints and will continue to defend itself vigorously in this matter. Management further believes that current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

         In addition, on September 24, 1999 the same attorneys that filed the April 1998 individual actions against the Company also filed a purported class action complaint against the Company, titled Whisnant vs. General Chemical Corporation, (in the Court of Common Pleas, Delaware County, Pennsylvania), on behalf of more than 1,000 current and former employees of the Sunoco Marcus Hook, Pennsylvania refinery located immediately adjacent to the Company's Delaware Valley facility. The complaint alleges that unspecified releases of sulfur dioxide and sulfur trioxide over unspecified timeframes caused injuries to the plaintiffs, and seeks, among other things, to establish a "trust fund" for medical monitoring for the plaintiffs. In May 2002, the trial court denied plaintiffs' motion to certify the case to proceed as a class action. Plaintiffs have appealed that decision. The Company will vigorously defend itself in this matter. Management further believes that the Company's current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter, and that, based on currently available information, this matter will not have a material adverse effect on the Company's results of operations, cash flows or financial condition. Unless otherwise ordered by the Bankruptcy Court, the claim is subject to the automatic stay and recoveries (if any) sought thereon from assets of the Debtors will be addressed in the Chapter 11 cases.

         Richmond Litigation. Starting on or about April 29, 2002, lawyers claiming to represent approximately 44,000 persons filed approximately 24 lawsuits in Contra Costa, San Francisco and Alameda counties in California state court, making claims against the Company and a third party arising out of a May 1, 2001 release of sulfur dioxide and sulfur trioxide from the Company's Richmond, California sulfuric acid facility. A class action lawsuit arising out of the same facts has also been filed. The release was caused when the third party's truck hit a power pole and damaged an electrical substation owned by the local utility, thereby knocking out electrical power to a number of users, including the Company. This resulted in a loss of vacuum pressure at the Company's facility, which led to the release. The Company, which has also filed suit against the third party in California State Court in Contra Costa County in connection with the May 1, 2001 incident, has been served with some of the lawsuits. Some of the filed lawsuits also appear to allege damages arising out of a separate alleged release of sulfur trioxide from the Richmond facility on November 29, 2001, but it is unclear how many parties have actually made claims at this time. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages, but the amount of damages sought is not known. The Company has filed a petition for coordination asking that all of the lawsuits be coordinated before a single judge. That petition is pending. The Company will vigorously defend itself against these lawsuits. The Company believes it has sufficient insurance coverage in the event of an adverse result in these lawsuits and does not believe that this matter will have a material adverse effect on its financial condition, cash flows or results of operations. Unless otherwise ordered by the Bankruptcy Court, the lawsuits are subject to the automatic stay and recoveries (if any) sought thereon from assets of the Debtors will be addressed in the Chapter 11 cases.

         Delaware Valley Settlement. On July 2, 2002, the Company's Delaware Valley facility experienced a release of fluosulfonic acid while loading a railcar for delivery to a customer. In connection with this accident and other releases and emissions at the Delaware Valley facility, the Company and representatives of the Delaware Department of Natural Resources and Environmental Control ("DNREC") have reached agreement to resolve all alleged violations relating to the July 2, 2002 accident and any other releases and emissions occurring on or after January 1, 2001. Without admitting liability, the Company agreed to pay a $475,000 civil penalty, plus DNREC's out-of-pocket costs in investigating the July 2, 2002 incident. In addition, the Company also agreed, among other things to make certain improvements to its process safety and risk management programs at the facility. The settlement was approved by the Superior Court of the State of Delaware on September 25, 2002. On December 2, 2002, the Bankruptcy Court issued an order approving payment of the civil penalty, and the Company has paid the penalty in full.

         Other Claims. The Company is subject to various other claims and legal actions that arise in the ordinary course of business. Claims and legal actions against the Debtors that existed as of the date of the

Filing are subject to the automatic stay, and recoveries sought thereon from assets of the Debtors will be required to be dealt with in the Chapter 11 cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock is currently traded on the Over The Counter Bulletin Board under the symbol "GNKIQ." The Company's Class B Common Stock has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis. The Common Stock and Class B Common Stock are substantially identical, except as to the disparity in voting power, restriction on transfer and conversion provisions. There is no established public trading market for the Company's Class B Common Stock. The table below shows the high and low recorded sales prices of the Company's Common Stock, for each quarterly period within the last two years.

                                             2002
                        --------------------------------------------------
                          First       Second        Third        Fourth
Stock price - high      $    1.97    $     .47     $    .23     $     .095
Stock price - low       $     .30    $     .15     $    .08     $     .015


                                             2001
                        --------------------------------------------------
                          First       Second        Third        Fourth
Stock price - high      $   16.60    $   13.00     $   7.75     $     4.00
Stock price - low       $   10.40    $    5.26     $   3.25     $     1.11

         As of March 13, 2003, there were 141 stockholders of record of the Company's Common Stock and 4 stockholders of record of the Company's Class B Common Stock.

DIVIDENDS

         The Company paid a regular quarterly cash dividend of $.05 per share for the first, second and third quarters of 2001. During the fourth quarter of 2001, the Company suspended the payment of quarterly dividends and no dividends were paid in 2002.

EQUITY COMPENSATION PLAN INFORMATION

                           Number of securities            Weighted-average        Number of securities remaining
                           to be issued upon exercise      exercise price of       for future issuance under equity
                           of outstanding options,         outstanding options,    compensation plans (excluding
Plan Category              warrants and rights             warrants and rights     securities reflected in column (a)
-----------------------  -----------------------------  ------------------------  ------------------------------------
                                  (a)                               (b)                        (c) (1)
Equity compensation
plans approved by
security holders                        2,951,923                 $11.66  (2)                   1,330,165

Equity compensation
plans not approved
by security holders                             0                  N/A                                  0
                         -----------------------------  ------------------------  ------------------------------------
Total                                   2,951,923                 $11.66                        1,330,165



(1) The shares listed in column (c) may be issued in the form of options or other stock-based awards, which include restricted or unrestricted stock, restricted stock appreciation rights, performance shares and performance units and dividend equivalents.
(2) Calculation does not include 110,923 restricted units, which represent rights to receive common stock, included in column (a) which have no exercise price.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                         YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------------
                                                2002              2001             2000            1999           1998
                                                ----              ----             ----            ----           ----

                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net revenues ............................   $ 1,128,533       $ 1,244,420       $1,414,187      $1,032,925      $ 534,838
  Restructuring and impairment charges ....        78,238           187,417               --              --             --
  Operating profit (loss) .................       (25,071)         (172,746)(1)      159,291(2)      115,087(3)      50,950(4)
  Interest expense ........................        60,135            74,980           74,948          45,979         18,163
  Income (loss) from continuing operations (5)   (199,524)(6)      (170,844)(1)       50,241(2)       35,033(3)      36,759(7)
  Income from discontinued operations .....            --                --               --           1,006         10,299
  Net income (loss) (5)(8) ................   $  (360,649)(6)   $  (170,844)(1)   $   50,241(2)   $   31,100(3)   $  43,397(7)

PER SHARE:
  Income (loss) from continuing operations
  - basic (5) .............................   $     (7.82)(6)   $     (6.72)(1)   $     2.04(2)   $     1.67(3)   $    1.74(7)
  Income (loss) from continuing operations
  - diluted (5) ...........................         (7.82)(6)         (6.72)(1)         1.99(2)         1.64(3)        1.69(7)
  Net income (loss) - basic (5)(8) ........        (14.13)(6)         (6.72)(1)         2.04(2)         1.48(3)        2.06(7)
  Net income (loss) - diluted (5)(8) ......        (14.13)(6)         (6.72)(1)         1.99(2)         1.45(3)        1.99(7)
  Dividends (9) ...........................            --               .15              .20             .20            .20

OTHER DATA:
  Capital expenditures ....................   $    52,440       $    77,778       $   81,298      $   47,323      $  41,961
  Depreciation and amortization ...........        47,903            68,317           68,973          54,222         25,514

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents ...............   $   133,030       $     9,205       $    4,459      $   20,687      $  61,598
  Total assets ............................       956,985         1,164,843        1,350,722       1,254,866        570,283
  Long-term debt (including current
    portion) ..............................       939,529           832,426          818,812         724,115        357,531
  Total equity (deficit) ..................      (510,321)         (142,337)          47,658          56,403        (28,465)


---------------------
(1) Includes charges of $60.0 million ($36.3 million after tax or $1.43 per share), principally related to provisions for obsolete and excess inventory and loss provisions for accounts receivable.
(2) Includes a charge of $5.8 million ($3.5 million after tax or $.14 per share) for purchased in-process research and development.
(3) Includes a charge of $6.2 million ($3.7 million after tax or $.17 per share) primarily related to the Spinoff.
(4) Includes a charge of $12.1 million ($7.3 million after tax or $.33 per share) primarily due to an asset impairment write-down for two of the Company's manufacturing facilities and incremental accruals of $9.8 million ($5.9 million after tax or $.27 per share) principally related to litigation and environmental spending.
(5) Includes an increase to the deferred tax asset valuation allowance of $142.8 million ($5.59 per share) in 2002 to record a valuation allowance for the Company's net domestic deferred tax assets and, in 2000, a charge of $2.8 million ($.11 per share) to revalue certain deferred tax assets in Germany.
(6)  Includes reorganization items of $11.6 million ($.46 per share).
(7) Includes a nonrecurring gain of $19.5 million ($.89 per share) related to an income tax settlement and the impact of the adjustments in footnote four.
(8) Includes the cumulative effect of a change in accounting principle of $161.1 million ($6.31 per share) in 2002 and extraordinary losses net of tax of $4.9 million ($.23 per share) and $3.7 million ($.17 per share), related to the early retirement of certain indebtedness, for the years 1999 and 1998, respectively.
(9) During the fourth quarter of 2001, the Company suspended the payment of quarterly dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         GenTek Inc. is a technology-driven manufacturer of communications products, industrial components and performance chemicals. The Company operates through three primary business segments: communications, manufacturing and performance products. The communications segment serves the public telecom and the private enterprise network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries including the environmental services, pharmaceutical and personal care, technology and chemical processing markets.

         On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases are being jointly administered as Case No. 02-12986
(MFW). As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. The Debtors have been operating, and will continue to operate, their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they are permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that such approvals will be granted when requested.

         On December 10, 2002, Noma Company sought and obtained from the Ontario Superior Court of Justice, Canada (the "Ontario Court"), an initial order pursuant to section 18.6 of the COMPANIES' CREDITORS ARRANGEMENT Act, R.S.C. 1985, c. C-36, as amended ("CCAA"), recognizing the Filing and granting Noma Company, among other things, a stay against claims, proceedings and the exercise of any contractual rights against it or its property in Canada, and recognizing various orders granted by the Bankruptcy Court.

         The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its senior credit facility. The Company believes that the protection afforded by Chapter 11 best preserves the Debtors' ability to continue to serve their customers and preserve the value of its businesses, while it reorganizes, and develops and implements a new strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

         Since the Filing, the Company's available cash and continued cash flow from operations have been adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process, and management believes it will continue to remain adequate. Further, in order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. The new facility will enable the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and will provide the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

         At hearings held on October 17, 2002 and November 7, 2002, the Bankruptcy Court granted the Debtors' "first day" motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; and (6) pay certain pre-petition claims of critical vendors. The Bankruptcy Court also entered orders authorizing the Debtors to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. All such orders were also recognized by the Ontario Court.

         As previously mentioned, as a result of the Filing, pending pre-petition litigation and claims against the Debtors have been stayed automatically in accordance with Section 362 of the Bankruptcy Code and no party may take any action to seek payment on its pre-petition claims or to proceed against property of the Debtors' estates except pursuant to further order of the Bankruptcy Court. The Filing resulted in an immediate acceleration of the Company's senior credit facility and 11% Senior Subordinated Notes, subject to the automatic stay.

         As a general rule, all of the Debtors' contracts and leases continue in effect in accordance with their terms notwithstanding the Filing, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Court provides the Debtors with the opportunity to reject any contracts or leases that are burdensome or assume any contracts or leases that are favorable or otherwise necessary to their business operations. In the event of a rejection of a contract or lease by the Debtors, the affected parties may file rejection damage claims, which are considered to be pre-petition claims. As a condition to assumption of a contract or lease, the Debtors are required to cure breaches under such agreements, including, without limitation, payment of any amounts due and owing.

         GenTek and the other Debtors have incurred, and will continue to incur, significant administrative and reorganization expenses resulting from the Filing and the continuing Chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization items, are expected to have a material effect on the Company's results of operations.

         The potential adverse publicity associated with the Filing and the continuing Chapter 11 proceedings, and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees generally.

         The Company anticipates that most liabilities of the Debtors as of the date of the Filing will be treated in accordance with one or more Chapter 11 plans of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code. Although the Debtors expect to file a plan that may provide for its emergence from Chapter 11 during 2003, there can be no assurance that a plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's businesses, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11.

         The ultimate treatment of and recovery, if any, by creditors and security holders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the Company currently believes that the Debtors' proposed reorganization plan or plans will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

         On February 28, 2003, the Company and Esseco S.p.A. announced plans to form a joint venture, Esseco General Chemical LLC, to supply various sodium and sulfur-based chemistries to the North American market. Initially, the joint venture will focus on the supply and distribution of all grades of sodium metabisulfite, sodium sulfite and sodium thiosulfate, among other products. It is anticipated that the joint venture will be operational early in the second quarter of 2003. The implementation of the joint venture is subject to certain conditions, including approval of the Bankruptcy Court in Delaware. A motion seeking such approval was filed on March 11, 2003.

         On February 28, 2003, the Company announced a plan to wind down and close operations in Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan is subject to approval by the Bankruptcy Court. A motion seeking such approval was filed on March 4, 2003. If approved by the Bankruptcy Court, the South Plant is expected to cease production on or about September 30, 2003. Failure of the Company to achieve such approval could have a material adverse effect on the Company's results of operations. The South Plant contains sulfuric acid regeneration and production facilities as well as other operations. The Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation and any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these potential additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas located in the North Plant of the facility, including the production of sulfur, fluorine, potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

         To minimize the impact of the South Plant closure on its sulfuric acid regeneration and merchant acid customers, the Company has made arrangements to continue offering products and services to these customers through its four other sulfuric acid facilities, supplemented by agreements with certain strategic partners. In particular, the Company has negotiated with Rhodia Inc. to assume responsibility for five of its sulfuric acid regeneration contracts, subject to entering into appropriate modified contracts with the customers. A motion seeking the Bankruptcy Court's approval of the transaction with Rhodia Inc. was filed on March 11, 2003.

         The consolidated financial statements included elsewhere in this report have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet.

         Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 cases. A bar date of April 14, 2003 has been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

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

         Deferred Taxes - GenTek records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized based upon historical taxable income, projected future taxable income and available tax planning strategies. Our estimates of future taxable income are based upon our current operating forecast, which we believe to be reasonable. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income during 2002 and the Company's evaluation of potential tax-planning strategies, the Company has concluded that it is more likely than not that it will not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $143 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. However, different assumptions regarding our current operating forecast could materially effect our estimates.

         Impairment of Goodwill and Other Intangible Assets - Gentek records impairment losses on goodwill and other intangible assets based upon an annual review of the value of the assets or when events and circumstances indicate that the asset might be impaired and when the recorded value of the asset is more than its fair value. Our estimates of fair value are based upon independent appraisals and our current operating forecast, which we believe to be reasonable. However, different assumptions regarding our current operating forecast could materially effect our estimates.

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

         Pension and Other Post Retirement Benefits - GenTek records pension and other post retirement benefit costs based on amounts developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension and other post retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used and changes in the benefit plans.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's net revenues and operating profit (loss) by segment for each of the three years in the period ended December 31, 2002.

                                                                         YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                             2002                 2001                   2000
                                                      -----------------    ------------------    -------------------
                                                                          (IN MILLIONS)
Net Revenues:
-------------
    Performance Products............................      $   357.4            $   360.9             $   353.1
    Manufacturing...................................          477.1                478.5                 553.3
    Communications..................................          294.0                405.0                 507.8
                                                          ---------            ---------             ---------
         Total......................................      $ 1,128.5            $ 1,244.4             $ 1,414.2
                                                          =========            =========             =========

Operating Profit (Loss):
------------------------
    Performance Products............................      $    28.6            $   (30.4)            $    40.0
    Manufacturing...................................           44.8                (10.8)                 64.2
    Communications..................................          (89.5)              (119.1)                 59.9
    Elimination/Other Corporate.....................           (9.0)               (12.4)                 (4.8)
                                                          ---------            ---------             ---------
         Total......................................      $   (25.1)           $  (172.7)            $   159.3
                                                          =========            =========             =========

2002 COMPARED WITH 2001

         Net revenues were $1,129 million for the year 2002 compared with $1,244 million for 2001. This decrease is principally due to a decrease in sales in the communications segment as a result of lower volumes and pricing pressures, principally driven by a continuing weakness in demand for the Company's public and private network products and services in the North American and European markets. Sales in the performance products segment decreased $4 million due to lower sales in the environmental services and chemical processing markets, partially offset by higher sales in the pharmaceutical and personal care market and the technology market. Sales in the manufacturing segment decreased $1.4 million as the result of lower sales in the appliance and electronic market and the automotive services market, partially offset by higher sales in the industrial and automotive markets.

         Gross profit of $229 million in 2002 was $21 million below the prior year level. This decrease is principally due to lower sales volume in the communications segment and costs associated with the expedited repair of two boilers and a loss of production at one of the Company's performance products facilities, partially offset by a $31 million charge to cost of sales recorded during 2001 primarily due to obsolete and excess inventory, discontinued products and fixed asset write-offs, and lower goodwill amortization and depreciation expense.

         Selling, general and administrative expense was $176 million for 2002 as compared with $236 million for 2001. This decrease is the result of a $29 million charge the Company recorded in 2001 principally due to a loss provision for accounts receivable and lower expenses in the communications segment reflecting the impact of the Company's restructuring programs, which included the closure of two non-core research and development facilities in 2001.

         During 2002, the Company initiated a restructuring program to reduce its workforce in its communications segment, and recorded charges of approximately $13 million primarily related to employee termination costs.

         The Company has continued to experience significant declines in its communications businesses resulting in operating losses for several business units in 2002. The Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the market served by these operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter of 2002, the Company recorded non-cash impairment charges totaling $22 million primarily related to fixed assets at two manufacturing facilities in the communications segment. In the third quarter of 2002, the Company recorded non-cash impairment charges totaling $42 million primarily related to fixed assets in the Company's connectivity products business in the communications segment. The charges were due to changes in the principal markets served by these operations. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

         Operating loss for 2002 was $25 million as compared to an operating loss of $173 million in 2001. The operating loss for 2001 includes restructuring, impairment and other charges totaling $247 million related to asset impairments, severance, plant closures, discontinuation of certain product lines and receivable and inventory write downs. The operating loss for 2002 includes restructuring and impairment charges totaling $78 million, lower depreciation expense as a result of asset impairment charges recorded in 2001 and lower amortization expense due to an accounting change related to SFAS No.
142. Excluding these factors, operating income for 2002 decreased $44 million versus the prior year principally due to the lower sales volume in the communication segment, unfavorable performance in the performance products segment due to costs associated with the expedited repair of two boilers and a loss of production at one of the Company's facilities, partially offset by favorable performance in the manufacturing segment reflecting a more stable automotive production environment and the impact of the Company's restructuring program implemented in 2001, partially offset by lower prices.

         Interest expense was $60 million for the year 2002 as compared to $75 million for the prior year. This decrease is principally due to no interest expense being recorded on the Company's senior credit facility and 11% Senior Subordinated Notes subsequent to the Company's Chapter 11 filing on October 11, 2002 and lower interest rates during the first nine months of 2002, partially offset by higher average debt balances during the first nine months of 2002 as compared to 2001. The Company is currently making adequate protection payments to its senior creditors, which are being treated for accounting purposes as reductions in principle.

         The Company recorded income tax expense of $107 million for the year 2002. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax planning strategies, the Company concluded that it is more likely than not that it will not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $143 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

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

         Gross profit of $250 million in 2001 was $127 million below the prior year level. This decrease reflects the above mentioned lower volumes in the communications and manufacturing segments, lower pricing in the manufacturing segment and a $31 million charge to cost of sales principally due to obsolete and excess inventory, discontinued products and fixed asset write-offs.

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

         As the year progressed, the Company experienced a significant decline in certain other businesses resulting in operating losses for these business units. The Company's revised forecast prepared in the fourth quarter indicated that, based upon diminished prospects in the markets served by certain operations, the cash flows to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the fourth quarter of 2001, the Company recorded additional non-cash impairment charges for long-lived assets totaling $67 million, of which $55 million related to fixed assets, $9 million to goodwill and intangibles and $3 million to an equity investment. The charge primarily related to two facilities in the communications segment totaling $46 million and two facilities and an equity investment in the manufacturing segment totaling $21 million. The charge for one facility in the manufacturing segment relates to notification by the facility's largest customer in the fourth quarter that the customer was terminating its contract. As a result, management re-evaluated the forecast for this business and deemed it appropriate to test the carrying value of long-lived assets for impairment. The charge was recorded to reduce the carrying value to fair value, as determined using the present value of expected future cash flows. The charge for the other facilities was due to changes in the principal markets served by these units. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

         Interest expense was $75 million for the year 2001, which was comparable to the prior year level. Higher average outstanding debt balances were offset by the effect of lower interest rates on the Company's floating rate debt. The Company's average effective interest rate was 8.7 percent in 2001 compared with 10.2 percent in 2000.

         The Company recorded an income tax benefit of $75 million for the year 2001 compared to a provision of $39 million for the year 2000. On July 14, 2000 legislation was enacted in Germany reducing income tax rates beginning January 1, 2001. Accordingly, the Company recorded a $2.8 million charge to income tax expense during 2000 reflecting the revaluation of certain deferred tax assets at the new lower effective tax rates. Prior to its acquisition by GenTek, Digital was a division of Prestolite Wire Corporation ("Prestolite"), which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition was $41 million for 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $133 million at December 31, 2002 compared with $9 million at year-end 2001. During 2002, the Company generated cash flow from operations of $46 million, had proceeds from asset sales of $14 million and had net proceeds from long-term debt of $116 million, which was used in part to make capital expenditures of $52 million.

         The Company had working capital of $256 million at December 31, 2002 as compared with $79 million at December 31, 2001. This increase in working capital principally reflects higher cash and lower accounts payable balances.

         During the first quarter of 2002, the Company borrowed all of its remaining availability on its revolving credit facility, which approximated $155 million. As of December 31, 2002, the Company had approximately $133 million in cash on hand, which management believes will provide sufficient liquidity to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process. At hearings held on October 17 and November 7, 2002, the Bankruptcy Court entered orders authorizing the Debtors' to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. In order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. The new facility will enable the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and will provide the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

         The Filing resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. Outstanding balances for the senior credit facility and the 11% Senior Subordinated Notes have been reclassified to liabilities subject to compromise. In connection with its use of cash collateral under the credit facility, the Company is currently making adequate protection payments to its senior creditors, which are being recorded as reductions in principle for accounting purposes.

         GenTek and the other Debtors will incur significant administrative and reorganization expenses resulting from the Chapter 11 filing. The amount of these expenses, which will be expensed as incurred, are expected to have a material effect on the Company's results of operations.

         The potential adverse publicity associated with the Filing and the continuing Chapter 11 proceedings, and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees generally.

         At December 31, 2002, as a result of the recent investment performance of the assets in the Company's various pension trusts, the Company's domestic pension plans were underfunded by approximately $72 million. As a result, the Company anticipates that, beginning in 2004, it will be required to make contributions to its domestic pension plans which will average approximately $16 million per year for the next four years. In addition, for 2003 the Company will lower its expected rate of return used in calculating pension expense from 9% to 8% for its domestic pension plans. The effect of this assumption change, the change in the discount rate used from 7.25% to 6.5% and the pension assets recent investment performance will be to increase pension expense by approximately $4 million over 2002 levels.

RESTRUCTURING

         The Company expects to substantially complete implementation of its restructuring programs by the end of 2003. Management does not expect that the restructuring programs will have a material impact on the Company's revenues. Cash payments charged against the restructuring liability totaled $9 million for employee termination costs and $1 million for facility exit costs in 2001 and $10 million for employee termination costs and $2 million for facility exit costs in 2002. Management expects that cash outlays related to the restructuring program will be substantially completed by the end of 2003, however certain severance and facility exit costs, primarily lease obligations, have payment terms extending beyond 2003. Management intends to fund these cash outlays from cash flow generated by operations. Management expects that the actions described above will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $40-$45 million. The Company began to realize these reductions in the third quarter of fiscal 2001.

ENVIRONMENTAL MATTERS

         The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, Austria, China, Germany, Great Britain, India, Ireland, Mexico and other countries in which it operates. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these proceedings and inquiries, the Company believes that any such liability would not have a material adverse effect on its financial position or results of operations. However, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require expenditures which might be material to the Company's financial position, cash flows or results of operations. See also "Business - Environmental Matters."

         The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2002, accruals for environmental matters were $27 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company does not maintain any insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

         The Company has an established program to ensure that its facilities comply with environmental laws and regulations. In 2002, expenditures made in connection with this program approximated $17 million (of which approximately $3 million represented capital expenditures and approximately $14 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2001 approximated $16 million (of which approximately $4 million represented capital expenditures and approximately $12 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Management expects expenditures similar to 2002 levels in 2003. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

         Claims against the Debtors for environmental liabilities arising prior to the Filing will be addressed in the Chapter 11 cases. In general, monetary claims by private (non-governmental) parties relating to remedial actions at off-site locations used for disposal prior to the Filing and penalties resulting from violations of applicable environmental law before that time will be treated as general unsecured claims. The Debtors are obligated to comply with applicable environmental law in the conduct of their business as debtors-in-possession, including any potential obligation to conduct investigations and implement remedial actions at facilities the Company owns or operates, and thus will be required to pay such expenses in full.

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

                                                        YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                  2002           2001          2000
                                                  ----           ----          ----

Reported net income (loss) ................   $  (360,649)   $  (170,844)   $    50,241
    Add back: goodwill amortization .......            --         13,519         12,914
                                              -----------    -----------    -----------
    Adjusted net income (loss) ............   $  (360,649)   $  (157,325)   $    63,155
                                              ===========    ===========    ===========

Income (loss) per share, basic:
    Reported net income (loss) ............   $    (14.13)   $     (6.72)   $      2.04
    Add back: goodwill amortization .......            --            .53            .52
                                              -----------    -----------    -----------
    Adjusted net income (loss) ............   $    (14.13)   $     (6.19)   $      2.56
                                              ===========    ===========    ===========

Income (loss) per share, assuming dilution:
    Reported net income (loss) ............   $    (14.13)   $     (6.72)   $      1.99
    Add back: goodwill amortization .......            --            .53            .51
                                              -----------    -----------    -----------
    Adjusted net income (loss) ............   $    (14.13)   $     (6.19)   $      2.50
                                              ===========    ===========    ===========


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

         In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND A RESCISSION OF FASB INTERPRETATION NO. 34", which expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

         In December 2002, the FASB issued SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123", which requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies. The Company has adopted this standard for its 2002 financial statements, and has included the expanded disclosure in Note 2.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than statements of historical facts, included in this Annual Report may constitute forward-looking statements. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that these assumptions and expectations will prove to have been correct. Important factors that could cause actual results to differ from these expectations are disclosed in this Annual Report and include various risks, uncertainties and assumptions such as, among other things:

o potential adverse publicity associated with the Filing and the continuing Chapter 11 proceedings and the resulting uncertainty regarding the Company's future prospects;
o potential that the Company fails to develop and propose a reorganization plan, or that any such plan fails to be confirmed by the Bankruptcy Court or fails to be consummated;
o potential of adverse impacts if the Bankruptcy Court does not approve certain motions of the Company filed in connection with its operations;
o in the event that a reorganization plan cannot be completed, the Company may not be able to continue as a going concern;
o the Company's outstanding indebtedness and leverage, and the restrictions imposed by its indebtedness;
o potential that investment returns on pension assets could be lower than assumed, resulting in substantially larger cash funding requirements;
o    failure to achieve targeted cost reductions;
o potential that actual results differ from the estimates and assumptions used by management in the preparation of the consolidated financial statements;
o continued or increased price pressure in the Company's markets, particularly the automotive and communications markets;
o    the cyclical nature of certain of the Company's businesses and markets;
o domestic and international economic conditions, particularly affecting the automotive and communications markets;
o the high degree of competition in certain of the Company's businesses, and the potential for new competitors to enter into those businesses;
o the extent to which the Company undertakes new acquisitions or enters into strategic joint ventures or partnerships;
o future technological advances which may affect the Company's existing product lines;
o future modifications to existing laws and regulations affecting the environment, health and safety;
o discovery of unknown contingent liabilities, including environmental contamination at the Company's facilities;
o    fluctuations in interest rates and in foreign currency exchange rates;
o increases in the cost of raw materials, including energy, and other inputs used to make the Company's products; and
o customers and suppliers seeking contractual and credit terms less favorable to the Company.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

RELATED PARTY AGREEMENTS

         The Company is party to a management agreement with Latona Associates Inc. ("Latona Associates"). Latona Associates is a management company that has provided the Company with strategic management, business and financial advisory services, including guidance and advice relating to financings, security offerings, recapitalizations, restructurings, acquisitions, risk management and insurance, investor relations, public relations, tax and employee benefit matters. Paul M. Montrone, the controlling stockholder and Chairman of the Board of the Company, also controls Latona Associates. In addition, Paul M. Meister, Vice Chairman of the Board is a Managing Director of Latona Associates.

         The Company's agreement with Latona Associates extends through 2004. The Company's agreement with Latona Associates provides for payments to Latona Associates of an amount, currently approximately $5 million annually, payable quarterly in advance, adjusted annually for increases in the U.S. Department of Labor, Bureau of Labor Statistics, Consumer Price Index. The Company paid only 75% of the amount due to Latona Associates with respect to the first quarter of 2003, and currently intends to similarly reduce payments for the second quarter of 2003. Although the Company has discussed this reduction with Latona Associates, and Latona Associates has agreed not to take any action during the first and second quarters of 2003 with respect to any outstanding amounts not paid when due, Latona Associates has not agreed to waive any rights to the unpaid portion of the fees due to it. In addition to the annual payment, if the Company requests Latona Associates to provide advisory services in connection with any acquisition, business combination or other strategic transaction, the Company will pay Latona Associates additional fees comparable to those received by investment banking firms for such services (subject to the approval of a majority of our independent directors).

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

         GenTek provides The General Chemical Group Inc. with certain administrative services pursuant to a transition support agreement entered into in connection with the Spinoff. For the years ended December 31, 2002, 2001 and 2000, GenTek charged The General Chemical Group Inc. $1 million, $1 million and $2 million, respectively, related to this agreement. In addition, at the time of the Spinoff, the Company entered into various other agreements, including, without limitation, a separation agreement, employee benefits agreement, an intellectual property agreement, sublease agreement and a sale agreement for the Canadian performance products business. Currently, The General Chemical Group supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 2002, 2001, and 2000, purchases from The General Chemical Group amounted to $3 million, $4 million and $4 million, respectively.

         In addition, on August 25, 2000, the Company acquired the digital communications business of Prestolite Wire Corporation ("Prestolite"). Mr. Montrone beneficially owns a controlling interest in Prestolite, and he and Mr. Meister are on the Board of Prestolite. As part of the acquisition of the Prestolite digital communications business, which was approved by a special committee of disinterested directors of the Board of Directors of GenTek, the Company paid Prestolite $0.3 million in 2000 for various corporate and administrative transition services provided by Prestolite in respect of the digital communications business. Also as part of this transaction, Prestolite agreed to pay the Company to provide various management services to Prestolite's remaining businesses. Prestolite paid the Company $2 million and $3 million in 2002 and 2001, respectively, in respect of such services.

         GenTek and Prestolite buy and sell certain wire and cable products from each other. Purchases from Prestolite for the years ended December 31, 2002, 2001 and 2000 were $11 million, $10 million and $22 million, respectively. Sales to Prestolite for the years ended December 31, 2002, 2001 and 2000 were $4 million, $3 million and $3 million, respectively. In addition, the Company permits Prestolite to utilize a portion of its Nogales, Arizona warehouse, for which Prestolite currently pays the Company a portion of the cost of leasing and operating the facility. Payments from Prestolite for the years ended December 31, 2002 and 2001 were $0.2 million and $0.2 million, respectively. Certain of Prestolite's insurance is written under the Company's policies. Prestolite pays its ratable share of the Company's premium for this insurance. Payments from Prestolite for the years ended December 31, 2002, 2001 and 2000 were $0.3 million, $0.1 million and $0.1 million, respectively. Prestolite permits one of the Company's subsidiaries to share its Southfield, Michigan corporate location. The Company pays Prestolite 25 percent of the cost of leasing and operating the Southfield premises. Payments by the Company for the years ended December 31, 2002 and 2001 were $0.1 million and $0.1 million, respectively.

         To the extent that any of the agreements with related parties are executory contracts under the Bankruptcy Court, the Company has the right to seek an order authorizing their assumption or their rejection.

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

         See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF GENTEK INC.:

         We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations and stockholders' deficit and the Company's dependence upon, among other things, confirmation of a plan of reorganization, the Company's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 2 to the financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and certain intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 26, 2003

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                          2002          2001           2000
                                                                          ----          ----           ----
Net revenues ......................................................   $ 1,128,533    $ 1,244,420    $ 1,414,187
Cost of sales .....................................................       899,177        993,946      1,036,363
Selling, general and administrative expense .......................       176,189        235,803        212,733
Restructuring and impairment charges ..............................        78,238        187,417             --
Purchased in-process research and development .....................            --             --          5,800
                                                                      -----------    -----------    -----------
    Operating profit (loss) .......................................       (25,071)      (172,746)       159,291
Interest expense (contractual interest for 2002 was $75,418) ......        60,135         74,980         74,948
Interest income ...................................................         2,104          1,200          1,678
Reorganization items ..............................................        11,631             --             --
Other (income), net ...............................................        (1,806)          (783)        (2,806)
                                                                      -----------    -----------    -----------
    Income (loss) before income taxes and cumulative effect of a
        change in accounting principle ............................       (92,927)      (245,743)        88,827
Income tax provision (benefit) ....................................       106,597        (74,899)        38,586
                                                                      -----------    -----------    -----------
    Income (loss) before cumulative effect of a change in
        accounting principle ......................................      (199,524)      (170,844)        50,241
    Cumulative effect of a change in accounting principle (net of a
        tax benefit of $39,760) ...................................      (161,125)            --             --
                                                                      -----------    -----------    -----------
            Net income (loss) .....................................   $  (360,649)   $  (170,844)   $    50,241
                                                                      ===========    ===========    ===========

Earnings (loss) per common share - basic:
    Income (loss) before cumulative effect of a change in
        accounting principle ......................................   $     (7.82)   $     (6.72)   $      2.04
    Cumulative effect of a change in accounting principle .........         (6.31)            --             --
                                                                      -----------    -----------    -----------
        Net income (loss) .........................................   $    (14.13)   $     (6.72)   $      2.04
                                                                      ===========    ===========    ===========

Earnings (loss) per common share - assuming dilution:
    Income (loss) before cumulative effect of a change in
        accounting principle ......................................   $     (7.82)   $     (6.72)   $      1.99
    Cumulative effect of a change in accounting principle .........         (6.31)            --             --
                                                                      -----------    -----------    -----------
        Net income (loss) .........................................   $    (14.13)   $     (6.72)   $      1.99
                                                                      ===========    ===========    ===========



      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS                                              DECEMBER 31,
                                                                                 --------------------------
                                                                                    2002           2001
                                                                                    ----           ----
Current assets:
  Cash and cash equivalents .................................................... $   133,030    $     9,205
  Receivables, net .............................................................     185,825        183,962
  Inventories ..................................................................     104,718        107,674
  Deferred income taxes ........................................................       3,328         39,345
  Other current assets .........................................................      24,027         13,471
                                                                                 -----------    -----------
    Total current assets .......................................................     450,928        353,657
Property, plant and equipment, net .............................................     308,825        358,526
Goodwill .......................................................................     127,724        328,975
Deferred income taxes ..........................................................      42,789         79,447
Other assets ...................................................................      26,719         44,238
                                                                                 -----------    -----------
    Total assets ............................................................... $   956,985    $ 1,164,843
                                                                                 ===========    ===========

                             LIABILITIES AND DEFICIT

Current liabilities:
  Accounts payable ............................................................. $    50,852    $    99,719
  Accrued liabilities ..........................................................     128,714        142,757
  Current portion of long-term debt ............................................      15,091         32,674
                                                                                 -----------    -----------
    Total current liabilities ..................................................     194,657        275,150
Long-term debt .................................................................       2,452        799,752
Liabilities subject to compromise ..............................................   1,143,765             --
Other liabilities ..............................................................     126,432        232,278
                                                                                 -----------    -----------
    Total liabilities ..........................................................   1,467,306      1,307,180
                                                                                 -----------    -----------
Deficit:
  Preferred Stock, $.01 par value; authorized 10,000,000 shares;
    none issued or outstanding .................................................          --             --
  Common Stock, $.01 par value; authorized 100,000,000 shares;
    issued: 20,736,376 and 20,712,973 shares at  December 31, 2002
    and 2001, respectively .....................................................         207            207
  Class B Common Stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding: 4,750,107 shares at
    December 31, 2002 and 2001 .................................................          48             48
  Paid in capital ..............................................................       3,305          3,830
  Accumulated other comprehensive loss .........................................     (31,111)       (24,302)
  Accumulated deficit ..........................................................    (481,525)      (120,876)
  Treasury stock, at cost: 150,313 and 145,570 shares at
    December 31, 2002 and 2001, respectively ...................................      (1,245)        (1,244)
                                                                                 -----------    -----------
    Total deficit ..............................................................    (510,321)      (142,337)
                                                                                 -----------    -----------
    Total liabilities and deficit .............................................. $   956,985    $ 1,164,843
                                                                                 ===========    ===========


      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                            2002        2001         2000
                                                                            ----        ----         ----
Cash flows from operating activities:
    Net income (loss) ................................................   $(360,649)   $(170,844)   $  50,241
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of a change in accounting principle .........     161,125           --           --
       Depreciation and amortization .................................      47,903       68,317       68,973
       Asset impairment and write-down charges .......................      64,819      161,953           --
       Reorganization items ..........................................      11,631           --           --
       Purchased in-process research and development .................          --           --        5,800
       Net (gain) loss on disposition of long-term assets ............         122        1,465         (731)
       Long-term incentive plan costs, net ...........................        (525)         (86)       1,392
       (Increase) decrease in receivables ............................      12,351       37,903      (19,358)
       (Increase) decrease in inventories ............................       7,292       32,267      (26,636)
       (Increase) decrease in deferred tax assets ....................     119,915      (55,213)      28,665
       Increase (decrease) in accounts payable .......................     (11,742)      (5,984)      16,406
       Increase (decrease) in accrued liabilities ....................       1,073        2,509       (9,996)
       Increase (decrease) in other liabilities and assets, net ......      (7,224)      (3,880)     (27,486)
                                                                         ---------    ---------    ---------
          Net cash provided by operations ............................      46,091       68,407       87,270
                                                                         ---------    ---------    ---------
Net cash used for reorganization items ...............................        (464)          --           --
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
    Capital expenditures .............................................     (52,440)     (77,778)     (81,298)
    Proceeds from sales or disposals of long-term assets .............      13,542       11,541        6,911
    Acquisition of businesses net of cash acquired* ..................        (464)        (610)    (138,380)
    Other investing activities .......................................          --       (4,032)     (18,682)
                                                                         ---------    ---------    ---------
          Net cash used for investing activities .....................     (39,362)     (70,879)    (231,449)
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
    Proceeds from sale of stock ......................................          --           --       37,957
    Proceeds from long-term debt .....................................     168,153       93,551      608,227
    Repayment of long-term debt ......................................     (52,310)     (81,515)    (512,134)
    Payments to acquire treasury stock ...............................          (1)        (370)        (597)
    Exercise of stock options ........................................          --          209          292
    Dividends ........................................................          --       (3,777)      (5,005)
    Capital contributions ............................................          --           --          879
                                                                         ---------    ---------    ---------
          Net cash provided by financing activities ..................     115,842        8,098      129,619
                                                                         ---------    ---------    ---------
Effect of exchange rate changes on cash ..............................       1,718         (880)      (1,668)
                                                                         ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents .....................     123,825        4,746      (16,228)
Cash and cash equivalents at beginning of period .....................       9,205        4,459       20,687
                                                                         ---------    ---------    ---------
Cash and cash equivalents at end of period ...........................   $ 133,030    $   9,205    $   4,459
                                                                         =========    =========    =========
Supplemental information:
    Cash paid (refunded) for income taxes ............................   $ (14,810)   $  10,743    $  24,034
                                                                         =========    =========    =========
    Cash paid for interest ...........................................   $  51,541    $  75,467    $  72,729
                                                                         =========    =========    =========
* Acquisition of businesses net of cash acquired:
       Working capital, other than cash ..............................   $      59    $      --    $  (2,374)
       Property, plant and equipment .................................        (364)        (610)      (6,040)
       Other assets ..................................................        (159)          --      (41,728)
       Noncurrent liabilities ........................................          --           --        1,762
                                                                         ---------    ---------    ---------
       Cash used to acquire businesses ...............................        (464)        (610)     (48,380)
       Cash to acquire Digital Communications Group ..................          --           --      (90,000)
                                                                         ---------    ---------    ---------
          Total cash used to acquire businesses ......................   $    (464)   $    (610)   $(138,380)
                                                                         =========    =========    =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          ACCUMULATED     RETAINED
                                                             CLASS B                         OTHER        EARNINGS
                                                    COMMON   COMMON  TREASURY   PAID IN  COMPREHENSIVE  (ACCUMULATED
                                                    STOCK     STOCK   STOCK     CAPITAL      (LOSS)       DEFICIT)    TOTAL
                                                    -----     -----   -----     -------      ------       --------    -----
Balance at December 31, 1999 ...................  $     169    $40   $  (277)   $ 50,071    $ (2,109)   $   8,509   $  56,403
   Components of comprehensive income:
       Net income ..............................         --     --        --          --          --       50,241      50,241
       Change in net unrealized loss on
          securities (net of tax of $64) .......         --     --        --          --         (97)          --         (97)
       Foreign currency translation adjustments
          (net of tax of $4,559) ...............         --     --        --          --      (6,969)          --      (6,969)
                                                                                                                    ---------
   Comprehensive income ........................                                                                       43,175
   Dividends (per share $.20) ..................         --     --        --          --          --       (5,005)     (5,005)
   Capital contributions .......................         --     --        --         879          --           --         879
   Rights offering .............................         34      8        --      37,915          --           --      37,957
   Exercise of stock options ...................          1     --        --         291          --           --         292
   Long-term incentive plan grants, net ........         --     --        --       1,392          --           --       1,392
   Purchase of treasury stock ..................         --     --      (597)         --          --           --        (597)
   Digital acquisition (net of tax of $3,162)...         --     --        --     (86,838)         --           --     (86,838)
                                                  ---------    ---   -------    --------    --------    ---------   ---------
Balance at December 31, 2000 ...................        204     48      (874)      3,710      (9,175)      53,745      47,658
   Components of comprehensive loss:
       Net loss ................................         --     --        --          --          --     (170,844)   (170,844)
       Change in net unrealized loss on
         securities (net of tax of $84) ........         --     --        --          --        (129)          --        (129)
       Minimum pension liability adjustments
         (net of tax of $748) ..................         --     --        --          --      (1,144)          --      (1,144)
       Cumulative effect of accounting change
         (net of tax of $1,941) ................         --     --        --          --      (2,966)          --      (2,966)
       Change in net unrealized loss on
         derivative instruments (net of tax of
         $2,238)................................         --     --        --          --      (3,421)          --      (3,421)
       Foreign currency translation adjustments
         (net of tax of $4,884) ................         --     --        --          --      (7,467)          --      (7,467)
                                                                                                                    ----------
   Comprehensive loss ..........................                                                                     (185,971)
   Dividends (per share $.15) ..................         --     --        --          --          --       (3,777)     (3,777)
   Exercise of stock options ...................          3     --        --         206          --           --         209
   Long-term incentive plan grants, net.........         --     --        --         (86)         --           --         (86)
   Purchase of treasury stock ..................         --     --      (370)         --          --           --        (370)
                                                  ---------    ---   -------    --------    --------    ---------   ---------
Balance at December 31, 2001 ...................        207     48    (1,244)      3,830     (24,302)    (120,876)   (142,337)
   Components of comprehensive loss:
       Net loss ................................         --     --        --          --          --     (360,649)   (360,649)
       Change in net unrealized loss on
         securities (net of tax of $148)........         --     --        --          --         226           --         226
       Minimum pension liability adjustments....         --     --        --          --     (24,346)          --     (24,346)
       Change in net unrealized loss on
         derivative instruments (net of tax of
         $(39)).................................         --     --        --          --       2,544           --       2,544
       Foreign currency translation adjustments
         (net of tax of $4,322) ................         --     --        --          --      14,767           --      14,767
                                                                                                                    ---------
   Comprehensive loss ..........................                                                                     (367,458)
   Long-term incentive plan grants, net.........         --     --        --        (525)         --           --        (525)
   Purchase of treasury stock ..................         --     --        (1)         --          --           --          (1)
                                                  ---------    ---   -------    --------    --------    ---------   ---------
Balance at December 31, 2002 ...................  $     207    $48   $(1,245)   $  3,305    $(31,111)   $(481,525)  $(510,321)
                                                  =========    ===   =======    ========    ========    =========   =========

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

         On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases are being jointly administered as Case No. 02-12986
(MFW). As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. The Debtors have been operating, and will continue to operate, their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they are permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that such approvals will be granted if requested.

         On December 10, 2002, Noma Company sought and obtained from the Ontario Superior Court of Justice, Canada (the "Ontario Court"), an initial order pursuant to section 18.6 of the COMPANIES' CREDITORS ARRANGEMENT ACT, R.S.C. 1985, c. C-36, as amended ("CCAA"), recognizing the Filing and granting Noma Company, among other things, a stay against claims, proceedings and the exercise of any contractual rights against it or its property in Canada, and recognizing various orders granted by the Bankruptcy Court.

         The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its senior credit facility. The Company believes that the protection afforded by Chapter 11 best preserves the Debtors' ability to continue to serve their customers and preserve the value of their businesses, while it reorganizes, and develops and implements a new strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

         Since the Filing, the Company's available cash and continued cash flow from operations have been adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process, and management believes it will continue to remain adequate. Further, in order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. The new facility will enable the Company to issue up to $50,000 of letters of credit, including approximately $30,000 of letters of credit

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and will provide the Company's Noma Company subsidiary with a $10,000 revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

         At hearings held on October 17, 2002 and November 7, 2002, the Bankruptcy Court granted the Debtors' "first day" motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; and (6) pay certain pre-petition claims of critical vendors. The Bankruptcy Court also entered orders authorizing the Debtors to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. All such orders were also recognized by the Ontario Court.

         As a result of the Filing, pending pre-petition litigation and claims against the Debtors have been stayed automatically in accordance with Section 362 of the Bankruptcy Code and no party may take any action to seek payment on its pre-petition claims or to proceed against property of the Debtors' estates except pursuant to further order of the Bankruptcy Court. The Filing resulted in an immediate acceleration of the Company's senior credit facility and 11%
Senior Subordinated Notes, subject to the automatic stay.

         As a general rule, all of the Debtors' contracts and leases continue in effect in accordance with their terms notwithstanding the Filing, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Court provides the Debtors with the opportunity to reject any contracts or leases that are burdensome or assume any contracts or leases that are favorable or otherwise necessary to their business operations. In the event of a rejection of a contract or lease by the Debtors, the affected parties may file rejection damage claims, which are considered to be pre-petition claims. As a condition to assumption of a contract or lease, the Debtors are required to cure breaches under such agreements, including, without limitation, payment of any amounts due and owing.

         GenTek and the other Debtors have incurred, and will continue to incur, significant administrative and reorganization expenses resulting from the Filing and the continuing Chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization, are expected to have a material effect on the Company's results of operations.

         The potential adverse publicity associated with the Filing and the continuing Chapter 11 proceedings, and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees generally.

         The Company anticipates that most liabilities of the Debtors as of the date of the Filing will be treated in accordance with one or more Chapter 11 plans of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code. Although the Debtors expect to file a plan that may provide for its emergence from Chapter 11 during 2003, there can be no assurance that a plan will be proposed by the Debtors or

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

confirmed by the Bankruptcy Court, or that any such plan will be consummated. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's businesses, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11.

         The ultimate treatment of and recovery, if any, by creditors and security holders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the Company currently believes that its proposed reorganization plan will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

         The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets.

         Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 cases. A bar date of April 14, 2003 has been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

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

         The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. Investments in affiliates in which ownership is at least 20 percent, but less than a majority voting interest, are accounted for using the equity method. Investments in less than 20 percent owned affiliates are accounted for using the cost method. Intercompany balances and transactions are eliminated in consolidation.

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

         The Company reviews long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of these assets against the estimated undiscounted future cash flows to be generated by the assets. At the time such evaluations indicate that the future cash flows are not sufficient to recover the carrying value of such assets, the carrying values are adjusted to their fair values, which have been determined on a discounted cash flow basis. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

         The Company reviews goodwill and other intangible assets for impairment annually and whenever events and circumstances indicate that the recorded value of the assets might be more than its fair value. Estimated fair values are determined based upon independent appraisals and current operating forecasts.

         Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized.

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

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                                  2002             2001            2000
                                                                                  ----             ----            ----
Net income (loss) as reported..........................................      $  (360,649)     $  (170,844)    $    50,241
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards, net
    of related tax effects.............................................           (1,623)          (1,737)         (2,560)
                                                                             -----------      -----------     -----------
Pro forma net income (loss)............................................      $  (362,272)     $  (172,581)    $    47,681
                                                                             ===========      ===========     ===========

Earnings (loss) per share:
   Basic - as reported.................................................      $    (14.13)     $     (6.72)    $      2.04
                                                                             ===========      ===========     ===========
   Basic - pro forma...................................................      $    (14.19)     $     (6.79)    $      1.93
                                                                             ===========      ===========     ===========
   Diluted - as reported...............................................      $    (14.13)     $     (6.72)    $      1.99
                                                                             ===========      ===========     ===========
   Diluted - pro forma.................................................      $    (14.19)     $     (6.79)    $      1.89
                                                                             ===========      ===========     ===========



         For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions (N/A for 2002 as there were no grants made):

                                                                  2002         2001           2000
                                                                  ----         ----           ----
              Dividend yield..............................         N/A          2.8%           2.0%
              Expected volatility.........................         N/A           87%            57%
              Risk-free interest rate.....................         N/A          4.0%           6.4%
              Expected holding period (in years)..........         N/A            6              6
              Weighted average fair value.................         N/A        $1.15          $5.29


         Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development costs for the years ended December 31, 2002, 2001 and 2000, were $7,096, $12,778, and $12,892, respectively.

         The Company does not hold or issue financial instruments for trading purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. The differential to be paid or received on interest rate swaps is recognized as an adjustment to interest expense. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and ultimately recognized in earnings. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in earnings or as adjustments of carrying amounts when the hedged transaction occurs.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The components of accumulated other comprehensive loss are as follows:

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                           2002           2001
                                                                                           ----           ----
        Foreign currency translation.............................................     $     1,778     $    16,545
        Net unrealized loss on securities........................................              --             226
        Minimum pension liability adjustments....................................          25,490           1,144
        Net unrealized loss on derivative instruments............................           3,843           6,387
                                                                                      -----------     -----------
        Accumulated other comprehensive loss.....................................     $    31,111     $    24,302
                                                                                      ===========     ===========

         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133." This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The effect of the adoption of these pronouncements was a reduction of approximately $2,966 ($4,907 pre-tax) to other comprehensive income attributable to the net liability to be recorded for cash flow hedges.

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

                                                                         YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                      2002            2001           2000
                                                                      ----            ----           ----
Reported net income (loss).............................          $  (360,649)     $  (170,844)   $   50,241
    Add back: goodwill amortization....................                   --           13,519        12,914
                                                                 -----------      -----------    ----------
    Adjusted net income (loss).........................          $  (360,649)     $  (157,325)   $   63,155
                                                                 ============     ===========    ==========

Income (loss) per share, basic:
    Reported net income (loss).........................          $    (14.13)     $     (6.72)   $     2.04
    Add back: goodwill amortization....................                   --              .53           .52
                                                                 -----------      -----------    ----------
    Adjusted net income (loss).........................          $    (14.13)     $     (6.19)   $     2.56
                                                                 ===========      ===========    ==========

Income (loss) per share, assuming dilution:
    Reported net income (loss).........................          $    (14.13)     $     (6.72)   $     1.99
    Add back: goodwill amortization....................                   --              .53           .51
                                                                 -----------      -----------    ----------
    Adjusted net income (loss).........................          $    (14.13)     $     (6.19)   $     2.50
                                                                 ===========      ===========    ==========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



         Carrying amount of goodwill by segment is as follows:

                                                     PERFORMANCE
                                                      PRODUCTS        MANUFACTURING     COMMUNICATIONS     CONSOLIDATED
                                                      --------        -------------     --------------     ------------
Balance at December 31, 2000.....................    $  74,839          $   174,739        $   126,927     $   376,505
Amortization.....................................       (3,230)              (5,130)            (5,159)        (13,519)
Impairments......................................       (5,844)             (15,346)            (7,381)        (28,571)
Foreign currency translation.....................           --                  (89)            (5,351)         (5,440)
                                                       -------          -----------        -----------     -----------
Balance at December 31, 2001.....................       65,765              154,174            109,036         328,975
Adoption of SFAS No. 142.........................      (44,027)             (48,200)          (109,036)       (201,263)
Foreign currency translation.....................           --                   12                 --              12
                                                       -------          -----------        -----------     -----------
Balance at December 31, 2002.....................    $  21,738          $   105,986        $        --     $   127,724
                                                       =======          ===========        ===========     ===========


         Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

         In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND A RESCISSION OF FASB INTERPRETATION NO. 34," which expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

         In December 2002, the FASB issued SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," which requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies. The Company has adopted this standard for its 2002 financial statements, and has included the expanded disclosure in Note 2.

         Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 3 - DEBTOR FINANCIAL INFORMATION

         The condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the Debtors on a combined basis, including certain amounts and transactions between Debtors and non-debtor subsidiaries of the Company which are eliminated in the consolidated financial statements.

CONDENSED COMBINED STATEMENT OF OPERATIONS

                                                                     YEAR ENDED
                                                                  DECEMBER 31, 2002
                                                                  -----------------
Net revenues ......................................................   $ 881,483
Cost of sales .....................................................     723,651
Selling, general and administrative expense .......................     109,804
Restructuring and impairment charges ..............................      23,285
                                                                      ---------
    Operating profit ..............................................      24,743
Interest expense (contractual interest for 2002 was $57,827) ......      42,544
Reorganization items ..............................................      11,631
Other expense, net ................................................      13,531
                                                                      ---------
    Loss before income taxes and cumulative effect of a change in
          accounting principle ....................................     (42,963)
Income tax provision ..............................................     125,603
Cumulative effect of a change in accounting
    principle .....................................................     (95,048)
Equity in income (loss) from subsidiaries .........................     (97,035)
                                                                      ---------
    Net loss ......................................................   $(360,649)
                                                                      =========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


CONDENSED COMBINED BALANCE SHEET

                                                                   DECEMBER 31, 2002
                                                                   -----------------
Current assets:
    Cash and cash equivalents ............................          $    94,708
    Receivables, net .....................................              132,089
    Inventories ..........................................               66,395
    Other current assets .................................               21,754
                                                                    -----------
       Total current assets ..............................              314,946
Property, plant and equipment, net .......................              231,505
Goodwill .................................................              126,563
Intercompany receivable (payable) ........................               12,653
Investment in subsidiaries ...............................               96,481
Other assets .............................................               21,848
                                                                    -----------
    Total assets .........................................          $   803,996
                                                                    ===========
Current liabilities:
    Accounts payable .....................................          $    31,978
    Accrued liabilities ..................................               98,147
    Current portion of long-term debt ....................                  101
                                                                    -----------
       Total current liabilities .........................              130,226
Long-term debt ...........................................                  596
Liabilities subject to compromise ........................            1,143,765
Other liabilities ........................................               39,730
                                                                    -----------
    Total liabilities ....................................            1,314,317
Deficit ..................................................             (510,321)
                                                                    -----------
    Total liabilities and deficit ........................          $   803,996
                                                                    ===========


CONDENSED COMBINED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED
                                                                   DECEMBER 31, 2002
                                                                   -----------------

Net cash provided by operating activities ....................        $  21,944
                                                                      ---------
Net cash used for reorganization items .......................             (464)
                                                                      ---------
Net cash (used in) investing activities ......................          (31,608)
                                                                      ---------
Cash flows from financing activities:
    Intercompany cash transfers ..............................          (30,650)
    Other ....................................................          142,143
                                                                      ---------
Net cash provided by financing activities ....................          111,493
                                                                      ---------
Increase  in cash and cash equivalents .......................          101,365
Cash and cash equivalents at beginning of year ...............           (6,657)
                                                                      ---------
Cash and cash equivalents at end of year .....................        $  94,708
                                                                      =========


                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         Liabilities subject to compromise in the Consolidated and Debtor-in-Possession balance sheets consist of the following items at December 31, 2002:

         Accounts payable.......................................   $   44,331
         Accrued interest payable...............................       17,795
         Accrued liabilities....................................       12,644
         Long-term debt.........................................      921,986
         Long-term liabilities..................................      147,009
                                                                   ----------
                                                                   $1,143,765
                                                                   ==========

         Reorganization items in the Consolidated and Debtor-in-Possession statement of operations consist of the following for the year ended December 31, 2002:

         Professional fees......................................      $ 6,006
         Employee costs.........................................        2,528
         Interest income........................................         (185)
         Settlement of pre-petition liabilities.................         (990)
         Other..................................................        4,272
                                                                      -------
                                                                      $11,631
                                                                      =======


NOTE 4 - SPECIAL CHARGES

RESTRUCTURING CHARGES

         The Company's 2002 restructuring program consists of a workforce reduction in its communications segment. The Company recorded charges of $13,152 related to employee termination costs for 430 employees and $267 for lease obligations and other closure costs at three facilities that will no longer be used. As of December 31, 2002, approximately 240 employees have been terminated pursuant to the 2002 restructuring program.

         The Company's 2001 restructuring program consists of a workforce reduction, several plant closings and the discontinuation of certain product lines. During the year ended December 31, 2001, the Company recorded restructuring charges of $37,384 consisting of: $20,160 related to employee termination costs for approximately 2,000 employees; $11,920 associated with the write-down of assets resulting from plant closings and product line discontinuance; and $5,304 related primarily to lease obligations and other closure costs at facilities that will no longer be used. The employee terminations impacted all of the Company's business segments, with the majority of the terminations occurring in the manufacturing and communications segments. As of December 31, 2002, approximately 1,350 employees had been terminated pursuant to the 2001 restructuring program.

         The Company expects to substantially complete implementation of its restructuring programs by the end of 2003. Management does not expect that its restructuring programs will have a material impact on the Company's revenues.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following tables summarize the Company's accruals for restructuring costs:

                                                        EMPLOYEE
                                                       TERMINATION    FACILITY
                                                          COSTS      EXIT COSTS
                                                          -----      ----------
               Provisions ...........................   $ 20,160     $ 5,304
               Amounts paid .........................     (8,539)       (676)
                                                        --------     -------
               Balance at December 31, 2001 .........     11,621       4,628
               Provisions ...........................     13,152         267
               Reclassified to liabilities subject
                 to compromise ......................     (1,338)     (2,196)
               Amounts paid .........................     (9,542)     (1,547)
                                                        --------     -------
               Balance at December 31, 2002 .........   $ 13,893     $ 1,152
                                                        ========     =======

IMPAIRMENT CHARGES

         The Company has continued to experience significant declines in its communications businesses resulting in operating losses for several business units in 2002. The Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the market served by these operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter of 2002, the Company recorded non-cash impairment charges totaling $22,417 million primarily related to fixed assets at two manufacturing facilities in the communications segment. In the third quarter of 2002, the Company recorded non-cash impairment charges totaling $42,402 million primarily related to fixed assets in the Company's connectivity products business in the communications segment. The charges were due to changes in the principal markets served by these operations. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

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

         As 2001 progressed, the Company experienced a significant decline in certain other businesses resulting in operating losses for these business units. The Company's revised forecast prepared in the fourth quarter indicated that, based upon diminished prospects in the markets served by certain operations, the cash flows to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the fourth quarter of 2001, the Company recorded additional non-cash impairment charges for long-lived assets totaling $66,410, of which $54,728 related to fixed assets, $8,795 to goodwill and intangibles and $2,887 to an equity investment. The charge primarily related to two facilities in the communications segment totaling $45,753 and two facilities and an equity investment in the manufacturing segment totaling $20,538. The charge for one facility in the manufacturing segment relates to notification by its largest customer in the fourth quarter

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

that the customer was terminating its contract. As a result, management re-evaluated the forecast for this business and deemed it appropriate to test the carrying value of long-lived assets for impairment. The charge was recorded to reduce the carrying value to fair value, as determined using the present value of expected future cash flows. The charge for the other facilities was due to changes in the principal markets served by these units. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Included in selling, general and administrative expense for the year ended December 31, 2001 is a $28,646 charge principally related to a loss provision for accounts receivable for certain customers who have filed for bankruptcy or whose financial condition and payment history indicate payment is doubtful. The Company will continue to monitor the status of these accounts and further adjustments may be necessary.

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

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                                     2002                2001                 2000
                                                                     ----                ----                 ----
Basic earnings per common share:
     Weighted average common shares outstanding..............       25,527,570           25,434,802           24,670,854
                                                               ---------------      ---------------      ---------------
Diluted earnings per common share:
     Weighted average common shares outstanding..............       25,527,570           25,434,802           24,670,854
     Options and restricted units............................               --                   --              542,117
                                                               ---------------      ---------------      ---------------
         Total...............................................       25,527,570           25,434,802           25,212,971
                                                               ===============      ===============      ===============

         During 2002 and 2001, options and restricted units were not included in the computation of diluted earnings per common share due to their antidilutive effect. Options to purchase 748,625 shares of common stock were outstanding during 2000, but were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares.


NOTE 6 - ACQUISITIONS - PURCHASE METHOD

         GenTek has made a number of acquisitions which have been recorded using the purchase method of accounting. Accordingly, the net assets and results of operations of the acquisitions have been included in the financial statements from their respective acquisition date. Prior to 2002, goodwill was amortized on a straight-line basis over periods ranging from five to 35 years.

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

NOTE 7 - INCOME TAXES

         Income from continuing operations before income taxes is as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        2002            2001           2000
                                                                        ----            ----           ----
                 United States..................................    $  (89,931)     $(260,549)      $   28,759
                 Foreign  ......................................        (2,996)        14,806           60,068
                                                                    ----------      ---------       ----------

                      Total.....................................    $  (92,927)     $(245,743)      $   88,827
                                                                    ==========      =========       ==========


                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The components of the income tax provision are as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        2002            2001           2000
                                                                        ----            ----           ----
                 United States:
                          Current...............................    $    (8,674)    $ (20,025)      $  13,203
                          Deferred..............................        104,238       (43,732)          4,515
                 Foreign:
                          Current...............................          5,728         6,968           9,391
                          Deferred..............................         (8,703)       (2,120)          9,453
                 State:
                          Current...............................          1,166        (7,264)            886
                          Deferred..............................         12,842        (8,726)          1,138
                                                                    -----------     ---------       ----------
                             Total..............................    $   106,597     $ (74,899)      $  38,586
                                                                    ===========     ==========      ==========

         A summary of the components of deferred tax assets and liabilities is as follows:

                                                                                     DECEMBER 31,
                                                                             --------------------------
                                                                                 2002            2001
                                                                                 ----            ----
                 Net operating loss carry forwards........................   $   30,439      $   16,398
                 Postretirement benefits..................................       37,030          35,465
                 Nondeductible accruals...................................       71,851          82,670
                 Goodwill.................................................       38,668           4,892
                 Foreign operations.......................................        6,044           6,044
                 Deferred tax on comprehensive income.....................       16,838          15,899
                 Other....................................................        9,600           7,102
                                                                             ----------      ----------
                        Deferred tax assets...............................      210,470         168,470
                                                                             ----------      ----------
                 Property, plant and equipment............................       20,848          47,113
                                                                             ----------      ----------
                        Deferred tax liabilities..........................       20,848          47,113
                 Valuation allowance......................................      148,861           6,044
                                                                             ----------      ----------
                        Net deferred tax assets...........................   $   40,761      $  115,313
                                                                             ==========      ==========

         At December 31, 2002 and 2001, the Company has deferred tax assets of $6,044 related to foreign tax credits, for which a full valuation allowance had been provided. Net operating loss carryforwards in the United States expire through 2017. Net operating loss carryforwards in Germany do not expire. The Company has concluded that it is more likely than not that it will not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $143 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            2002      2001     2000
                                                            ----      ----     ----
               U.S. federal statutory rate ..............   (35.0)%   (35.0)%   35.0%
               State income taxes, net of federal benefit    (4.4)     (4.2)     1.8
               Tax effect of foreign operations .........     3.5       5.8      3.8
               Income from S-Corporations not subject
                to income tax ...........................      --        --     (3.0)
               Non-deductible goodwill ..................      --       3.5      1.9
               Revaluation of deferred taxes ............      --        --      3.2
               Valuation allowance ......................   151.7        --       --
               Other ....................................    (1.1)      (.6)      .7
                                                            -----     -----    -----
                        Total ...........................   114.7%    (30.5)%   43.4%
                                                            =====     =====    =====

         Prior to its acquisition, Digital was a division of Prestolite, which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition was $40,759 for the year ended December 31, 2000.

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

         The Company also sponsors several defined contribution pension plans covering certain employees in Canada, Hong Kong and the United States. The Company's contributions are based upon a formula utilizing an employee's credited service and average annual salary. Vesting requirements are from two to five years. The Company's cost to provide this benefit was $1,132, $1,217 and $1,013 for the years ended December 31, 2002, 2001, and 2000, respectively.

         The Company also maintains several plans providing postretirement benefits other than pensions covering certain hourly and salaried employees in Canada and the United States. The Company funds these benefits on a pay-as-you-go basis.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          PENSION BENEFITS                 OTHER POSTRETIREMENT BENEFITS
                                                      YEARS ENDED DECEMBER 31,               YEARS ENDED DECEMBER 31,
                                                  ---------------------------------     ------------------------------------
                                                     2002        2001        2000         2002          2001        2000
                                                     ----        ----        ----         ----          ----        ----
UNITED STATES:
Components of net periodic benefit cost:
     Service cost ...........................     $   4,167   $   3,825   $   4,179   $     1,108   $   1,016    $     908
     Interest cost...........................        12,138      11,529      11,355         3,573       3,170        3,047
     Expected return on plan assets..........       (14,649)    (14,075)    (12,926)           --          --           --
     Amortization of net:
         Prior service cost..................           300         346         263          (782)       (739)        (739)
         (Gain)/loss.........................          (371)       (778)       (258)           30        (428)        (640)
                                                  ---------   ----------  ---------   -----------   ---------    ---------
     Net periodic benefit cost...............     $   1,585   $     847   $   2,613   $     3,929   $   3,019    $   2,576
                                                  =========   =========   =========   ===========   =========    =========



                                                                  PENSION BENEFITS           OTHER POSTRETIREMENT BENEFITS
                                                                    DECEMBER 31,                      DECEMBER 31,
                                                             ---------------------------     -------------------------------
                                                                  2002           2001             2002         2001
                                                                  ----           ----             ----         ----
Change in benefit obligation:
     Benefit obligation at prior measurement date.........   $   172,139    $   164,380      $   51,440   $    43,512
     Service cost ........................................         4,167          3,825           1,108         1,016
     Interest cost........................................        12,138         11,529           3,573         3,170
     Actuarial loss.......................................        17,776            520           5,871         6,976
     Benefits paid........................................        (9,947)        (9,492)         (3,539)       (3,234)
     Plan amendments......................................          (239)         1,377            (441)           --
                                                             -----------    -----------      ----------   -----------
     Benefit obligation at measurement date...............   $   196,034    $   172,139      $   58,012   $    51,440
                                                             ===========    ===========      ==========   ===========

Change in plan assets:
     Fair value of assets at prior measurement date.......   $   145,162    $   169,481      $       --   $        --
     Actual return on plan assets.........................       (12,114)       (15,741)             --            --
     Employer contributions...............................           844            914           3,539         3,234
     Benefits paid........................................        (9,947)        (9,492)         (3,539)       (3,234)
                                                             -----------    -----------      ----------   -----------
     Fair value of assets at measurement date.............   $   123,945    $   145,162      $       --   $        --
                                                             ===========    ===========      ==========   ===========

Reconciliation of funded status:
     Funded status........................................   $   (72,089)   $   (26,977)     $  (58,012)  $   (51,440)
     Unrecognized net:
         Prior service cost...............................         1,619          1,918          (1,785)       (2,126)
         (Gain)/loss......................................        48,191          3,521           5,130          (712)
                                                             -----------    -----------      ----------   -----------
     Net amount recognized................................   $   (22,279)   $   (21,538)     $  (54,667)  $   (54,278)
                                                             ===========    ===========      ==========   ===========


         For pension plans included above with accumulated benefit obligations in excess of plan assets, for 2002 and 2001, the projected benefit obligations were $196,034 and $159,275, respectively, the accumulated benefit obligations were $171,662 and $139,649, respectively, and the fair values of plan assets for those plans were $123,945 and $133,119, respectively.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



         The weighted-average assumptions used in accounting for the plans were:

                                                                     2002       2001         2000
                                                                     ----       ----         ----
    Discount rate ...............................................   6 1/2%      7 1/4%       7 1/2%
    Long-term rate of return on assets...........................       9%          9%           9%
    Average rate of increase in employee compensation............       5%          5%           5%

         The health care cost trend rate used in accounting for the medical plans was 11 percent in 2001 and 10 percent in 2002 (decreasing to 6 percent in the year 2007 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $4,267 at year-end 2002 and the net periodic cost by $409 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $4,601 at year-end 2002 and the net periodic cost by $439 for the year.

         The dates used to measure plan assets and liabilities were October 31, 2002 and 2001 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                                                           PENSION BENEFITS             OTHER POSTRETIREMENT BENEFITS
                                                       YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,
                                                   ---------------------------------    -------------------------------
                                                      2002        2001        2000        2002      2001        2000
                                                      ----        ----        ----        ----      ----        ----
FOREIGN:
Components of net periodic benefit cost:
    Service cost ..............................   $     630   $     590   $     587     $     16  $     14   $     13
    Interest cost..............................       2,980       2,774       2,817           74        64         66
    Expected return on plan assets.............        (705)       (786)     (1,087)          --        --         --
    Amortization of net:
      Prior service cost.......................           6           6           6           --        --         --
      (Gain)/loss..............................         141          --         355            7        --         --
                                                  ---------   ---------   ---------     --------  --------   --------
    Net periodic benefit cost..................   $   3,052   $   2,584   $   2,678     $     97  $     78   $     79
                                                  =========   =========   =========     ========  ========   ========


                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    PENSION BENEFITS            OTHER POSTRETIREMENT BENEFITS
                                                                      DECEMBER 31,                      DECEMBER 31,
                                                               ---------------------------      ------------------------------
                                                                   2002             2001            2002          2001
                                                                   ----             ----            ----          ----
Change in benefit obligation:
  Benefit obligation at prior measurement date...........      $    49,175      $    49,553     $       909   $       884
  Service cost...........................................              630              590              16            14
  Employee contributions.................................              130               29              --            --
  Interest cost..........................................            2,980            2,774              74            64
  Actuarial loss.........................................               47            1,517             853            37
  Foreign currency translation...........................            8,277           (2,796)              9           (51)
  Benefits paid..........................................           (2,748)          (2,492)            (43)          (39)
                                                               -----------      -----------     -----------   -----------
  Benefit obligation at measurement date.................      $    58,491      $    49,175     $     1,818   $       909
                                                               ===========      ===========     ===========   ===========

Change in plan assets:
  Fair value of assets at prior measurement date..........     $     8,198      $     9,663     $        --   $        --
  Actual return on plan assets............................          (1,068)            (997)             --            --
  Employer contributions..................................           3,063            2,519              43            39
  Employee contributions..................................             130               29              --            --
  Foreign currency translation............................             753             (524)             --            --
  Benefits paid...........................................          (2,748)          (2,492)            (43)          (39)
                                                               -----------      -----------     -----------   -----------
  Fair value of assets at measurement date................     $     8,328      $     8,198     $        --   $        --
                                                               ===========      ===========     ===========   ===========

Reconciliation of funded status:
  Funded status   ........................................     $   (50,163)     $   (40,977)    $    (1,818)  $      (909)
  Unrecognized net:
    Prior service cost....................................              20               26              --            --
    Loss .................................................           4,687            2,984             856            11
                                                               -----------      -----------     -----------   -----------
  Net amount recognized...................................     $   (45,456)     $   (37,967)    $      (962)  $      (898)
                                                               ===========      ===========     ===========   ===========


         For pension plans included above with accumulated benefit obligations in excess of plan assets, for 2002 and 2001, the projected benefit obligations were $54,557 and $45,086, respectively, the accumulated benefit obligations were $53,364 and $43,599, respectively, and the fair values of plan assets for those plans were $4,537 and $4,102, respectively.

         The weighted-average assumptions used in accounting for the plans were:

                                                                            2002             2001           2000
                                                                            ----             ----           ----
             Discount rate..............................................      5 3/4%            6%            6%
             Long-term rate of return on assets.........................          8%        8 1/2%            9%
             Average rate of increase in employee compensation..........      3 3/4%            5%            5%

         The health care cost trend rate used in accounting for the medical plan was 10 percent in 2002 (decreasing to 5 percent in the year 2010 and beyond) and
7.2 percent in 2001 (decreasing to 6 percent in the year 2003 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $334 at year-end 2002 and the net periodic cost by $34 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $275 at year-end 2002 and the net periodic cost by $27 for the year.

         The dates used to measure plan assets and liabilities were October 31, 2002 and 2001 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows:

        YEARS ENDING
        DECEMBER 31,
           2003............................   $  10,166
           2004............................       6,621
           2005............................       5,259
           2006............................       4,599
           2007............................       2,828
           thereafter......................       4,395
                                              ---------
                                              $  33,868
                                              =========

         Rental expense for the years ended December 31, 2002, 2001 and 2000 was $17,185, $20,355 and $18,938, respectively.

ENVIRONMENTAL MATTERS

         Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $27,363 and $24,657 at December 31, 2002 and 2001, respectively. These amounts do not include third-party recoveries nor have they been discounted.

PRODUCT WARRANTIES

         Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized. Activity in the aggregate product warranty liability is summarized as follows:

                                                     2002                2001
                                                     ----                ----
         Balance at beginning of period.......     $  6,119            $  6,474
         Accruals.............................        2,711               1,329
         Payments.............................         (968)             (1,530)
         Adjustments and other................         (749)               (154)
                                                   --------            --------
         Balance at end of period.............     $  7,113            $  6,119
                                                   ========            ========

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

NOTE 10 - RELATED PARTY TRANSACTIONS

ALLOCATIONS

         Prior to its acquisition, Digital was a division of Prestolite Wire Corporation. Prestolite provided certain services to Digital such as accounting, legal, human resources, information technology and other corporate services. The accompanying statements of operations include allocations of $2,292 for the year ended December 31, 2000. Interest expense of $3,518 for the year ended December 31, 2000 has been charged to Digital based on a net assets basis utilizing Prestolite's effective interest rate and the cash flows of Digital. These allocations were made consistently in each period, and management believes the allocations are reasonable. However, such allocations are not necessarily indicative of the level of expenses that might have been incurred had Digital been operating as a stand-alone entity or which might be expected to be incurred as part of GenTek.

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates Inc., which is controlled by a stockholder of the Company, under which the Company receives corporate supervisory and administrative services and strategic guidance. The Company was charged $5,017, $4,864, and $4,655, for the years 2002, 2001 and 2000, respectively. In addition, the Company paid $600 in connection with acquisitions during 2000.

OTHER TRANSACTIONS

         GenTek provides GCG with certain administrative services pursuant to a transition support agreement entered into in connection with the Spinoff. For the years ended December 31, 2002, 2001, and 2000, GenTek charged GCG $1,383, $1,355 and $1,692, respectively, related to this agreement. GCG supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 2002, 2001, and 2000, purchases from GCG amounted to $2,794, $4,036 and $4,389, respectively.

         In connection with the acquisition of Digital, Prestolite provided GenTek with various corporate and administrative transition services in respect of the digital business. The Company was charged $250 for the year ended December 31, 2000. GenTek provides Prestolite with corporate and administrative services, pursuant to a management agreement. For the years ended December 31, 2002 and 2001, GenTek charged Prestolite $2,078 and $2,529. GenTek and Prestolite buy and sell certain wire and cable products from each other. Purchases from Prestolite for the years ended December 31, 2002, 2001 and 2000 were $11,021, $9,805 and $22,324, respectively. Sales to Prestolite for the years ended December 31, 2002, 2001 and 2000 were $3,761, $2,613 and $2,707, respectively. In addition, the Company permits Prestolite to utilize a portion of its Nogales, Arizona warehouse, for which Prestolite currently pays the Company a portion of the cost of leasing and operating the facility. Payments from Prestolite for the years ended December 31, 2002 and 2001 were $228 and $165, respectively. Certain of Prestolite's insurance is written under the Company's policies. Prestolite pays its ratable share of the Company's premium for this insurance. Payments from Prestolite for the years ended December 31, 2002, 2001 and 2000 were $268, $111 and $146, respectively. Prestolite permits one of the Company's subsidiaries to share its Southfield, Michigan corporate location. The Company pays Prestolite 25 percent of the cost of leasing and operating the Southfield premises. Payments by the Company for the years ended December 31, 2002 and 2001 were $113 and $76, respectively.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         To the extent that any of the agreements with related parties are executory contracts under the Bankruptcy Code, the Company has the right to seek an order authorizing their assumption or their rejection.

NOTE 11 - ADDITIONAL FINANCIAL INFORMATION

         RECEIVABLES                                                                    DECEMBER 31,
                                                                                ------------------------------
                                                                                     2002            2001
                                                                                     ----            ----
             Trade...................................................           $    189,281    $    199,718
             Other...................................................                 18,822          16,306
             Allowance for doubtful accounts.........................                (22,278)        (32,062)
                                                                                ------------    ------------
                                                                                $    185,825    $    183,962
                                                                                ============    ============

         INVENTORIES                                                                     DECEMBER 31,
                                                                                ------------------------------
                                                                                     2002            2001
                                                                                     ----            ----
             Raw materials...........................................           $    41,003     $    47,112
             Work in process.........................................                16,363          15,156
             Finished products.......................................                42,077          40,795
             Supplies and containers.................................                 5,275           4,611
                                                                                -----------     -----------
                                                                                $   104,718     $   107,674
                                                                                ===========     ===========

         Inventories valued at LIFO amounted to $27,011 and $25,401 at December 31, 2002 and 2001, respectively, which were below estimated replacement cost by $1,114 and $913, respectively. The impact of LIFO liquidations in 2002, 2001 and 2000 was not significant.

         PROPERTY, PLANT AND EQUIPMENT                                                     DECEMBER 31,
                                                                                  ----------------------------
                                                                                       2002          2001
                                                                                       ----          ----
             Land and improvements...................................             $    39,437   $    37,402
             Machinery and equipment.................................                 525,797       508,995
             Buildings and leasehold improvements....................                  93,346        90,583
             Construction in progress................................                  48,883        52,659
                                                                                  -----------   -----------
                                                                                      707,463       689,639
             Less accumulated depreciation and amortization..........                (398,638)     (331,113)
                                                                                  -----------   -----------
                                                                                  $   308,825   $   358,526
                                                                                  ===========   ===========

         ACCRUED LIABILITIES                                                               DECEMBER 31,
                                                                                  ----------------------------
                                                                                       2002          2001
                                                                                       ----          ----
             Wages, salaries and benefits............................             $    33,959   $    36,547
             Interest................................................                      14        12,166
             Income taxes............................................                     850         5,908
             Taxes, other than income taxes..........................                   6,982         7,109
             Other...................................................                  86,909        81,027
                                                                                  -----------   -----------
                                                                                  $   128,714   $   142,757
                                                                                  ===========   ===========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 - LONG-TERM DEBT

                                                                                               DECEMBER 31,
                                                                                       ----------------------------

                                                                        MATURITIES         2002          2001
                                                                        ----------         ----          ----
         Bank term loans - floating rates.......................        2002-2007      $   463,401   $   486,250
         Revolving credit facility - floating rate..............           2005            264,718       115,000
         Senior Subordinated Notes - 11%........................           2009            193,867       200,000
         Other debt - floating rate.............................        2002-2018           17,543        31,176
                                                                                       -----------   -----------
                  Total debt....................................                           939,529       832,426
                  Less:  current portion........................                            15,091        32,674
                  Liabilities subject to compromise.............                           921,986            --
                                                                                       -----------   -----------
                  Net long-term debt............................                       $     2,452   $   799,752
                                                                                       ===========   ===========

         Aggregate maturities of long term debt, exclusive of liabilities subject to compromise, are as follows: 2003, $15,091; 2004, $1,651; 2005, $308;
2006, $210; 2007, $25; thereafter, $258.

         On August 9, 2000, the Company entered into a restated and amended credit agreement, which provides for $500,000 in term loans and a $300,000 revolving credit facility, which includes letters of credit up to $50,000. On August 1, 2001, the Company entered into an amendment of its credit facility which made certain modifications to the financial covenants and other terms of the credit facility. The unused letter of credit balance was $330 and $20,253 at December 31, 2002 and 2001, respectively. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate. The rate in effect for the revolving credit facility at December 31, 2002 and 2001 was 5.8 percent and 5.0 percent, respectively. The weighted average rate in effect for the term loans at December 31, 2002 and 2001 was 6.3 percent and 5.3 percent, respectively. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries, 65 percent of the capital stock of the Company's foreign subsidiaries and a security interest in certain real property, intellectual property and other assets of the Company in the United States and Canada.

         On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes.
Outstanding balances for the senior credit facility and the 11% Senior Subordinated Notes have been reclassified to liabilities subject to compromise. In connection with its use of cash collateral under the credit facility, the Company is currently making adequate protection payments to its senior creditors, based upon the interest rates stated above for its credit facility, which are being recorded as reductions in principle for accounting purposes. See Note 1 for further discussion of the Company's bankruptcy.

         Commitment fees paid for the Company's credit facilities were $92, $624, and $556 for 2002, 2001 and 2000, respectively.

         In order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. The new facility will enable the Company to issue up to $50,000 of letters of credit, including approximately $30,000 of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and will provide the Company's Noma Company subsidiary with a $10,000 revolving credit facility for working capital and other general corporate purposes of Noma Company. Borrowings under the revolving credit facility will bear interest at variable rates based on prime plus 2.25 percent or LIBOR plus 3.50 percent. The facility matures on September 30, 2003, but may be extended to December 31,

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2003 by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

NOTE 13 - CAPITAL STOCK

         The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, of which 20,586,063 and 20,567,403 were outstanding at December 31, 2002 and 2001, respectively, and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis, of which 4,750,107 shares were outstanding at December 31, 2002 and 2001. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

         The Company's Preferred Stock, par value $.01 per share, consists of 10,000,000 authorized shares, none of which were outstanding at December 31, 2002 and 2001.

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

NOTE 14 - STOCK INCENTIVE PLANS

         The Company has several long-term incentive plans pursuant to which stock options and other equity-related incentive awards may be granted to officers, non-employee directors and other key people. Stock options generally are granted with an exercise price equal to the market price on the day the option is granted, vest over three years and have a maximum term of 10 years. Restricted units, which represent common stock to be issued to the participant upon vesting, vest over five years for employees and four years for non-employee directors. Compensation cost (income) recorded for stock-based compensation under those plans was $(525), $(86), and $1,392, for the years ended December 2002, 2001 and 2000, respectively. As of December 31, 2002, the total number of shares authorized for grants under these plans was approximately 4,900,000, with approximately 1,300,000 shares available for grant.

         Information with respect to all stock options is summarized below:

                                       2002                         2001                             2000
                              --------------------------      -------------------------   -------------------------

                                             WEIGHTED                     WEIGHTED                      WEIGHTED
                                              AVERAGE                      AVERAGE                       AVERAGE
                              SHARES      EXERCISE PRICE      SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE
                              ------      --------------      ------    --------------    ------     --------------
Outstanding at
 beginning of year........      3,004,000     $  11.60       3,100,700      $12.32      1,933,800     $   13.66
Options granted...........             --           --         313,000        2.62      1,221,000         10.27
Options exercised.........             --           --          21,900        9.43         22,000         13.29
Options cancelled.........        163,000        10.56         387,800       10.26         32,100         14.18
                              -----------                  -----------                  ---------
Outstanding at end
 of year..................      2,841,000     $  11.66       3,004,000      $11.60      3,100,700     $   12.32
                              ===========                  ===========                  =========
Exercisable at end
 of year..................      1,950,200     $  12.45       1,387,400      $13.26        739,400     $   14.20


                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The following table summarizes information about stock options outstanding at December 31, 2002:


                                             OUTSTANDING                                        EXERCISABLE
                     ------------------------------------------------------------    ----------------------------------

                                         WEIGHTED AVERAGE
                                             REMAINING
    RANGE OF              NUMBER OF         CONTRACTUAL         WEIGHTED AVERAGE       NUMBER OF       WEIGHTED AVERAGE
 EXERCISE PRICES           OPTIONS             LIFE              EXERCISE PRICE         OPTIONS         EXERCISE PRICE
------------------       ------------    ------------------     ------------------    ------------     -----------------

$   1.11 - $ 5.00            210,000            8.8               $ 1.33                 63,000            $ 1.33
$   5.00 - $10.00            903,500            7.0               $ 9.48                609,700            $ 9.53
$  10.00 - $15.00          1,374,000            4.2               $13.05                940,000            $13.08
$  15.00 - $18.73            353,500            5.0               $17.99                337,500            $18.05
                        ------------                                               ------------
                           2,841,000                                                  1,950,200
                        ============                                               ============

NOTE 15 - FINANCIAL INSTRUMENTS

INVESTMENTS

         All marketable equity securities are classified as available-for-sale, with net unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). At December 31, 2002, there were no marketable equity securities held by the Company. At December 31, 2001, gross unrealized losses were $375. At December 31, 2000, gross unrealized gains and losses were $254 and $415, respectively. Realized gains and losses are determined on the average cost method. Sales of investments were as follows:

                                                                                     DECEMBER 31,
                                                                   ------------------------------------------------
                                                                           2002              2001        2000
                                                                           ----              ----        ----
         Proceeds...............................................     $      561        $     4,582   $     4,140
         Gross realized gains...................................             --        $     1,123   $     1,893
         Gross realized losses..................................     $      386        $       564            --



SWAP AGREEMENTS

         The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate to fixed-rate debt in order to reduce the Company's exposure to movements in interest rates and achieve a desired proportion of variable versus fixed-rate debt, in accordance with the Company's policy. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. All swap agreements have been designated as cash flow hedges, and all were 100 percent effective. As a result, there is no impact to earnings due to hedge ineffectiveness. As a result of the Filing, the Company discontinued hedge accounting for its interest rate swaps since it was no longer probable that the forecasted variable interest payments would occur. Additionally, a charge of $4,272 was recorded in reorganization items, which represents amounts which would have been reclassified from accumulated other comprehensive income amounts to the statement of operations had interest payments been made during the estimated period of time the Company will be reorganizing under Chapter 11. During 2002, the Company received notices from counterparties to the Company's interest rate swap agreements that they were exercising their rights to terminate the agreements. The termination payment demands received totaled $12,941, which has not been paid and is recorded as liabilities subject to compromise. The swap agreements in effect were as follows:

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        INTEREST RATE
                                                  NOTIONAL                     -----------------------------
                                                   AMOUNT          MATURITIES    RECEIVE (1)       PAY (2)
                                                   ------          ----------    -----------       -------
                 December 2001............     $    175,000        2002-2006        2.0%            6.8%

(1) Three-month LIBOR.
(2) Represents the weighted average rate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                               DECEMBER 31, 2002             DECEMBER 31, 2001
                                                           --------------------------     ------------------------
                                                               CARRYING        FAIR        CARRYING        FAIR
                                                                AMOUNT        VALUE         AMOUNT        VALUE
                                                                ------        -----         ------        -----
          Marketable equity securities.................      $     --      $     --       $    572     $    572
          Long-term debt...............................      $939,529      $442,657       $832,426     $748,426
          Interest rate swap agreements................      $     --      $     --       $(10,566)    $(10,566)

         The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's investments in marketable equity securities is based on quoted market prices. The fair value of the Company's long-term debt was based on quoted market prices for traded debt and discounted cash flow analyses on its nontraded debt. The fair value of the Company's interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the swap agreements based upon quoted market prices as provided by financial institutions which are counterparties to the swap agreements.

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

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         Industry segment information is summarized as follows:

                                                       NET REVENUES                            OPERATING PROFIT (LOSS)
                                                 YEARS ENDED DECEMBER 31,                     YEARS ENDED DECEMBER 31,
                                           ----------------------------------------  ---------------------------------------
                                                2002          2001          2000         2002           2001          2000
                                                ----          ----          ----         ----           ----          ----
Performance Products...................    $    357,427  $    360,927  $    353,125  $    28,657    $   (30,444)  $   40,024
Manufacturing..........................         477,113       478,488       553,262       44,807        (10,831)      64,206
Communications ........................         293,993       405,005       507,800      (89,519)      (119,108)      59,851
                                           ------------  ------------  ------------  -----------    -----------   ----------
       Total segments..................       1,128,533     1,244,420     1,414,187      (16,055)      (160,383)     164,081
Eliminations and other corporate
  expenses.............................              --            --            --       (9,016)       (12,363)      (4,790)
                                           ------------  ------------  ------------  ------------   -----------    ---------
Consolidated...........................    $  1,128,533  $  1,244,420  $  1,414,187      (25,071)      (172,746)     159,291
                                           ============  ============  ============
Interest expense  .....................                                                   60,135         74,980       74,948
Other (income), expense net............                                                    7,721         (1,983)      (4,484)
                                                                                     ------------   ------------  ----------
Consolidated income (loss) before income taxes
   and cumulative effect of a change in
   accounting principle................                                              $   (92,927)   $  (245,743)  $   88,827
                                                                                     ============   ============  ==========



                                                    CAPITAL EXPENDITURES                   DEPRECIATION AND AMORTIZATION
                                                  YEARS ENDED DECEMBER 31,                    YEARS ENDED DECEMBER 31,
                                            --------------------------------------     -----------------------------------
                                                2002          2001         2000            2002         2001        2000
                                                ----          ----         ----            ----         ----        ----

Performance Products..................      $    23,808   $    20,554  $    20,023     $   15,484   $   21,203  $   23,346
Manufacturing.........................           15,855        12,383       16,376         16,891       23,043      23,115
Communications........................           12,777        44,841       44,899         15,528       24,071      22,512
                                            -----------   -----------  -----------     ----------   ----------  ----------
Consolidated..........................      $    52,440   $    77,778  $    81,298     $   47,903   $   68,317  $   68,973
                                            ===========   ===========  ===========     ==========   ==========  ==========


                                                                                                   IDENTIFIABLE ASSETS
                                                                                                      DECEMBER 31,
                                                                                             ------------------------------
                                                                                                  2002              2001
                                                                                                  ----              ----
Performance Products......................................................................   $    249,326      $    303,788
Manufacturing (1).........................................................................        369,415           409,006
Communications............................................................................        258,595           426,767
Corporate.................................................................................         79,649            25,282
                                                                                             ------------      ------------
Consolidated..............................................................................   $    956,985      $  1,164,843
                                                                                             ============      ============


(1) Includes equity method investments of $18,274 and $21,608, respectively.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



         Geographic area information is summarized as follows:


                                            EXTERNAL REVENUES (1)                       LONG-LIVED ASSETS (2)
                                           YEARS ENDED DECEMBER 31,                         DECEMBER 31,
                                  --------------------------------------------      --------------------------
                                       2002            2001           2000               2002          2001
                                       ----            ----           ----               ----          ----
         United States.........   $     746,492   $     811,788  $     951,608      $    276,705  $    376,638
         Canada................         115,957          99,647        113,574           112,881       159,993
         Other Foreign.........         266,084         332,985        349,005            73,682       195,108
                                  -------------   -------------  -------------      ------------  ------------
         Consolidated..........   $   1,128,533   $   1,244,420  $   1,414,187      $    463,268  $    731,739
                                  =============   =============  =============      ============  ============

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

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002

                                                                                     NON-
                                                                   SUBSIDIARY     GUARANTOR
                                                       PARENT      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       ------      ----------    ------------   ------------   ------------
Net revenues.....................................    $      --   $   725,087     $   442,333    $  (38,887)   $   1,128,533
Cost of sales....................................           --       588,978         349,086       (38,887)         899,177
Selling, general and administrative expense......        1,362       100,571          74,256            --          176,189
Restructuring and impairment charges.............           --        23,285          54,953            --           78,238
                                                     ---------   -----------     -----------    ----------    -------------
    Operating profit (loss)......................       (1,362)       12,253         (35,962)           --          (25,071)
Interest expense.................................       48,354        46,521           8,551       (43,291)          60,135
Other (income) expense, net......................      (39,512)        4,797            (855)       43,291            7,721
                                                     ---------   -----------     -----------    -----------   -------------
    Income (loss) before income taxes and
      cumulative effect of a change in
      accounting principle.......................      (10,204)      (39,065)       (43,658)            --          (92,927)
Income tax provision (benefit)...................      138,911       (15,001)       (17,313)            --          106,597
Cumulative effect of a change in accounting
    principle....................................           --       (65,359)       (95,766)            --         (161,125)
Equity in income (loss) from subsidiaries........     (211,534)     (122,111)            --        333,645              --
                                                     ---------   -----------     ----------     -----------   -------------
    Net income (loss)............................    $(360,649)  $  (211,534)    $ (122,111)    $  333,645    $    (360,649)
                                                     =========   ===========     ==========     ===========   =============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001

                                                                                     NON-
                                                                   SUBSIDIARY     GUARANTOR
                                                       PARENT      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       ------      ----------    ------------   ------------   ------------
Net revenues.....................................     $      --    $   766,783    $   517,181   $  (39,544)   $  1,244,420
Cost of sales....................................            --        643,812        389,678      (39,544)        993,946
Selling, general and administrative expense......         2,801        149,322         83,680           --         235,803
Restructuring and impairment charges.............            --        161,150         26,267           --         187,417
                                                      ---------    -----------    -----------   ----------    ------------
    Operating profit (loss)......................        (2,801)      (187,501)        17,556           --        (172,746)
Interest expense.................................        60,123         69,567         17,005      (71,715)         74,980
Other (income) expense, net......................       (56,318)       (10,094)        (7,286)      71,715          (1,983)
                                                      ---------    -----------    -----------   ----------    ------------
    Income (loss) before income taxes............        (6,606)      (246,974)         7,837           --        (245,743)
Income tax provision (benefit)...................        (2,008)       (75,273)         2,382           --         (74,899)
Equity in income (loss) from subsidiaries........      (166,246)         5,455             --      160,791              --
                                                      ---------    -----------    -----------   ----------    ------------
    Net income (loss)............................     $(170,844)   $ (166,246)    $     5,455   $  160,791    $   (170,844)
                                                      =========    ===========    ===========   ==========    ============


                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000


                                                                                     NON-
                                                                   SUBSIDIARY     GUARANTOR
                                                       PARENT      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       ------      ----------    ------------   ------------   ------------
Net revenues.....................................    $       --    $   901,743   $   554,593    $  (42,149)   $   1,414,187
Cost of sales....................................            --        687,025       391,487       (42,149)       1,036,363
Selling, general and administrative expense......         2,298        127,891        88,344           --           218,533
                                                     ----------    -----------   -----------    ----------    -------------
    Operating profit (loss)......................        (2,298)        86,827        74,762           --           159,291
Interest expense.................................        53,278         58,678        19,574       (56,582)          74,948
Other (income) expense, net......................       (52,896)        (8,801)          631        56,582           (4,484)
                                                     ----------    -----------   -----------    ----------    -------------
    Income (loss) before income taxes............        (2,680)        36,950        54,557           --            88,827
Income tax provision (benefit)...................        (1,072)        20,662        18,996           --            38,586
Equity in income from subsidiaries...............        51,849         35,561           --        (87,410)              --
                                                     ----------    -----------   -----------    ----------    -------------
    Net income...................................    $   50,241    $    51,849   $    35,561    $  (87,410)   $      50,241
                                                     ==========    ===========   ===========    ==========    =============


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002

                                                                                     NON-
                                                                   SUBSIDIARY     GUARANTOR
                                                       PARENT      GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                       ------      ----------    ------------  ------------    ------------
Current assets:
    Cash and cash equivalents................     $    64,046      $    22,230   $    46,754   $        --     $    133,030
    Receivables, net.........................           8,674           95,978        81,173            --          185,825
    Inventories..............................              --           51,776        52,942            --          104,718
    Other current assets.....................         (29,129)          46,215        10,269            --           27,355
                                                  -----------      -----------   -----------   -----------     ------------
    Total current assets.....................          43,591          216,199       191,138            --          450,928
Property, plant and equipment, net...........              --          211,525        97,300            --          308,825
Goodwill.....................................              --           45,005        82,719            --          127,724
Intercompany receivable (payable)............         714,357         (696,631)      (17,726)           --               --
Investment in subsidiaries...................        (335,365)          83,305            --       252,060               --
Other assets.................................         (83,903)          90,104        63,307            --           69,508
                                                  -----------      -----------   -----------   -----------     ------------
    Total assets.............................     $   338,680      $   (50,493)  $   416,738   $   252,060     $    956,985
                                                  ===========      ===========   ===========   ===========     ============
Current liabilities:
    Accounts payable.........................     $         6      $    24,445   $    26,401   $        --     $     50,852
    Accrued liabilities......................          25,036           53,071        50,607            --          128,714
    Current portion of long-term debt........              --              101        14,990            --           15,091
                                                  -----------      -----------   -----------   -----------     ------------
    Total current liabilities................          25,042           77,617        91,998            --          194,657
Long-term debt...............................              --              596         1,856            --            2,452
Liabilities subject to compromise............         821,895          169,960       151,910            --        1,143,765
Other liabilities ...........................           2,064           36,699        87,669            --          126,432
                                                  -----------      -----------   -----------   -----------     ------------
    Total liabilities........................         849,001          284,872       333,433            --        1,467,306
Equity (deficit).............................        (510,321)        (335,365)       83,305       252,060         (510,321)
                                                  -----------      -----------   -----------   -----------     ------------
    Total liabilities and equity (deficit)...     $   338,680      $   (50,493)  $   416,738   $   252,060     $    956,985
                                                  ===========      ===========   ===========   ===========     ============


                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001


                                                                                     NON-
                                                                   SUBSIDIARY     GUARANTOR
                                                    PARENT         GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                    ------         ----------    ------------  ------------    ------------
Current assets:
    Cash and cash equivalents................    $       --        $       443   $     8,762    $        --     $     9,205
    Receivables, net.........................            --            105,246        78,716             --         183,962
    Inventories..............................            --             55,205        52,469             --         107,674
    Other current assets.....................         1,488             43,633         7,695             --          52,816
                                                 ----------        -----------   -----------    -----------     -----------
    Total current assets.....................         1,488            204,527       147,642             --         353,657
Property, plant and equipment, net...........            --            270,780        87,746             --         358,526
Goodwill.....................................            --            161,664       167,311             --         328,975
Intercompany receivable (payable)............       643,909           (742,123)       98,214             --              --
Investment in subsidiaries...................       (88,541)           203,931            --       (115,390)             --
Other assets.................................         3,995            110,242         9,448             --         123,685
                                                 ----------        -----------   -----------    -----------     -----------
    Total assets  ...........................    $  560,851        $   209,021   $   510,361    $  (115,390)    $ 1,164,843
                                                 ==========        ===========   ===========    ===========     ===========
Current liabilities:
    Accounts payable.........................    $      274        $    66,062   $    33,383    $        --     $    99,719
    Accrued liabilities......................        37,211             60,243        45,303             --         142,757
    Current portion of long-term debt........        15,125                110        17,439             --          32,674
                                                 ----------        -----------   -----------    -----------     -----------
    Total current liabilities................        52,610            126,415        96,125             --         275,150
Long-term debt...............................       639,875                678       159,199             --         799,752
Other liabilities ...........................        10,703            170,469        51,106             --         232,278
                                                 ----------        -----------   -----------    -----------     -----------
    Total liabilities........................       703,188            297,562       306,430             --       1,307,180
Equity (deficit).............................      (142,337)           (88,541)      203,931       (115,390)       (142,337)
                                                 ----------        -----------   -----------    -----------     -----------
    Total liabilities and equity (deficit)...    $  560,851        $   209,021   $   510,361    $  (115,390)    $ 1,164,843
                                                 ==========        ===========   ===========    ===========     ===========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002

                                                                                    NON-
                                                                  SUBSIDIARY     GUARANTOR
                                                      PARENT      GUARANTORS    SUBSIDIARIES  CONSOLIDATED
                                                      ------      ----------    ------------  ------------
Net cash (used in) provided by operating
  activities.................................       $  (5,786)   $    28,097    $    23,316   $    45,627
                                                    ---------    -----------    -----------   -----------
Net cash (used in) investing activities......              --        (29,829)        (9,533)      (39,362)
                                                    ---------    -----------    -----------   -----------
Cash flows from financing activities:
    Intercompany cash transfers..............         (65,879)        24,205         41,674            --
    Other....................................         135,711           (686)       (19,183)      115,842
                                                    ---------    -----------    -----------   -----------
Net cash provided by financing activities....          69,832         23,519         22,491       115,842
                                                    ---------    -----------    -----------   -----------
Effect of exchange rates on cash.............              --             --          1,718         1,718
                                                    ---------    -----------    -----------   -----------
Increase in cash and cash equivalents........          64,046         21,787         37,992       123,825
Cash and cash equivalents at beginning
    of year..................................              --            443          8,762         9,205
                                                    ---------    -----------    -----------   -----------
Cash and cash equivalents at end of year.....       $  64,046    $    22,230    $    46,754   $   133,030
                                                    =========    ===========    ===========   ===========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001


                                                                                    NON-
                                                                  SUBSIDIARY     GUARANTOR
                                                      PARENT      GUARANTORS    SUBSIDIARIES  CONSOLIDATED
                                                      ------      ----------    ------------  ------------
Net cash provided by operating activities....       $  11,506    $    14,629    $    42,272   $    68,407
                                                    ---------    -----------    -----------   -----------
Net cash (used in) investing activities......              --        (53,154)       (17,725)      (70,879)
                                                    ---------    -----------    -----------   -----------
Cash flows from financing activities:
    Intercompany cash transfers..............         (20,943)        41,316        (20,373)           --
    Other....................................           9,437          2,541         (3,880)        8,098
                                                    ---------    -----------    -----------   -----------
Net cash provided by (used in) financing
    activities...............................         (11,506)        43,857        (24,253)        8,098
                                                    ---------    -----------    -----------   -----------
Effect of exchange rates on cash.............              --             --           (880)         (880)
                                                    ---------    -----------    -----------   -----------
Increase (decrease) in cash and cash
     equivalents.............................              --          5,332           (586)        4,746
Cash and cash equivalents at beginning
    of year..................................              --         (4,889)         9,348         4,459
                                                    ---------    -----------    -----------   -----------
Cash and cash equivalents at end of year.....       $      --    $       443    $     8,762   $     9,205
                                                    =========    ===========    ===========   ===========


                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000

                                                                                        NON-
                                                                      SUBSIDIARY     GUARANTOR
                                                          PARENT      GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                          ------      ----------    ------------   ------------
Net cash provided by (used in) operating
    activities...................................       $  18,971    $   132,721    $   (64,422)  $    87,270
                                                        ---------    -----------    ------------  -----------
Cash flows from investing activities:
    Acquisition of businesses net of cash
      acquired...................................              --       (138,380)            --      (138,380)
    Other........................................              --        (77,035)       (16,034)      (93,069)
                                                        ---------    -----------    -----------   -----------
Net cash (used in) investing activities..........              --       (215,415)       (16,034)     (231,449)
                                                        ---------    ------------   -----------   -----------
Cash flows from financing activities:
    Proceeds from sale of stock..................          37,957             --             --        37,957
    Intercompany cash transfers..................         300,883       (400,106)        99,223           --
    Other........................................        (357,862)       471,736        (22,212)       91,662
                                                        ---------    -----------    -----------   -----------
Net cash provided by (used in) financing
    activities...................................         (19,022)        71,630         77,011       129,619
                                                        ---------    -----------    -----------   -----------
Effect of exchange rates on cash.................              --             --         (1,668)       (1,668)
                                                        ---------    -----------    -----------   -----------
(Decrease) in cash and cash
    equivalents..................................             (51)       (11,064)        (5,113)      (16,228)
Cash and cash equivalents at beginning
    of year......................................              51          6,175         14,461        20,687
                                                        ---------    -----------    -----------   -----------
Cash and cash equivalents at end of year.........       $      --    $    (4,889)   $     9,348   $     4,459
                                                        =========    ===========    ===========   ===========

NOTE 18 - SUBSEQUENT EVENT

         On February 28, 2003, the Company announced a plan to wind down and close operations in Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan is subject to approval by the Bankruptcy Court. A motion seeking such approval was filed on March 4, 2003. If approved by the Bankruptcy Court, the South Plant is expected to cease production on or about September 30, 2003. Failure of the Company to achieve such approval could have a material adverse effect on the Company's results of operations. The South Plant contains sulfuric acid regeneration and production facilities as well as other operations. The Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation and any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these potential additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas located in the North Plant of the facility, including the production of sulfur, fluorine, potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

         To minimize the impact of the South Plant closure on its sulfuric acid regeneration and merchant acid customers, the Company has made arrangements to continue offering products and services to these customers through its four other sulfuric acid facilities, supplemented by agreements with certain strategic partners. In particular, the Company has negotiated with Rhodia Inc. to assume responsibility for five of its sulfuric acid regeneration contracts, subject to entering into appropriate modified contracts with the customers. A motion seeking the Bankruptcy Court's approval of the transaction with Rhodia Inc. was filed on March 11, 2003.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19 - UNAUDITED QUARTERLY INFORMATION


                                                                                    2002
                                                 -----------------------------------------------------------------------------
                                                    FIRST           SECOND         THIRD            FOURTH           YEAR
                                                    -----           ------         -----            ------           ----
Net revenues .................................  $   276,937      $  302,729      $  279,458      $   269,409     $  1,128,533
Gross profit .................................       55,308          63,415          58,510           52,123          229,356
Income (loss) before cumulative effect of a
  change in accounting principle..............       (3,147)       (146,214)        (57,832)           7,669         (199,524)
Net income (loss) ............................     (164,272)(1)    (146,214)(2)     (57,832)(3)        7,669(4)      (360,649)
                                                ===========      ==========      ==========      ===========     ============
Earnings (loss) per common share - basic:
Income (loss) before cumulative effect of a
  change in accounting principle..............  $      (.12)     $    (5.73)     $    (2.26)     $       .30     $      (7.82)
                                                ===========      ==========      ==========      ===========     ============
Net income (loss) ............................  $     (6.45)     $    (5.73)     $    (2.26)     $       .30     $     (14.13)
                                                ===========      ==========      ==========      ===========     ============
Earnings (loss) per common share - diluted:
Income (loss) before cumulative effect of a
  change in accounting principle..............  $      (.12)     $    (5.73)     $    (2.26)     $       .30     $      (7.82)
                                                ===========      ==========      ==========      ===========     ============
Net income (loss) ............................  $     (6.45)     $    (5.73)     $    (2.26)     $       .30     $     (14.13)
                                                ===========      ==========      ==========      ===========     ============


---------------------

(1) Includes the cumulative effect of a change in accounting principle of $161,125 or $6.33 per share.
(2) Includes restructuring and impairment charges of $23,618.
(3) Includes restructuring and impairment charges of $49,722.
(4) Includes restructuring charges of $4,898.

                                                                                  2001
                                                -----------------------------------------------------------------------------
                                                   FIRST          SECOND          THIRD           FOURTH            YEAR
                                                   -----          ------          -----           ------            ----
Net revenues.................................   $   339,962   $   319,474      $  299,698    $    285,286       $  1,244,420
Gross profit.................................        76,395        55,493 (1)      66,889          51,697 (3)        250,474
Net income (loss)............................         2,475      (102,429)(1)         190(2)      (71,080)(3)       (170,844)
                                                ===========   ===========      ============= ============       ============
Earnings (loss) per common share - basic:....   $       .10   $     (4.03)     $      .01    $      (2.79)      $      (6.72)
                                                ===========   ===========      ==========    ============       ============
Earnings (loss) per common share -
    assuming dilution:.......................   $       .10   $     (4.03)     $      .01    $      (2.79)      $      (6.72)
                                                ===========   ===========      ==========    ============       ============

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         DIRECTORS. For information relating to the Company's Directors, see the information under the caption "Nomination and Election of Directors" in the Company's definitive 2002 Proxy Statement (the "Proxy Statement"), to be filed within 120 days after year-end, which is hereby incorporated by reference.

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

ITEM 14. CONTROLS AND PROCEDURES


         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed and submitted under the Exchange Act.


         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS

         See Item 8, beginning on page 32.

         FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statement Schedule on page 78.

(b)      REPORTS ON FORM 8-K

         Form 8-K filed with the Securities and Exchange Commission dated October 15, 2002, regarding the Registrant and certain of its direct and indirect subsidiaries in the United States and Canada filing voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code for the District of Delaware on October 11, 2002.

         Form 8-K filed with the Securities and Exchange Commission dated December 11, 2002, attaching a press release issued by Noma Company ("Noma"), the Registrant's Canadian subsidiary, announcing that the Superior Court of Justice in Ontario entered an order that recognized the Chapter 11 proceedings commenced by Noma in the United States as "foreign proceedings" under Section
18.6 of the Companies' Creditors Arrangement Act (CCAA) and that certain orders made in the U.S. Chapter 11 proceedings are effective in Canada.

         Form 8-K filed with the Securities and Exchange Commission dated February 28, 2003, attaching two press releases issued by General Chemical Corporation, a subsidiary of the Registrant, announcing that General Chemical Corporation plans to decommission the sulfuric acid production operation located at its Delaware Valley facility in Claymont, Delaware and that General Chemical Corporation and Esseco S.p.A. have plans to form a joint venture, Esseco General Chemical LLC, to supply various sodium and sulfur-based chemistries to the North American market.

(c)        LIST OF EXHIBITS


EXHIBIT NO.                                       DESCRIPTION

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

   10.13 -- Management Agreement, dated as of August, 2000, between GenTek Inc., a Delaware Corporation, and Prestolite Wire Corporation, a Delaware Corporation.

   10.14 -- GenTek Inc. Key Employee Retention Plan

   10.15 -- Credit, Guarantee and Security Agreement among GenTek Inc. and
            Noma Company, Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Borrowers, and the subsidiaries of GenTek Inc. named herein, as Guarantors, and the Lenders party hereto, and JP Morgan Chase Bank, as Administrative Agent.

   21.1  -- Subsidiaries of GenTek Inc.

   99.1 -- Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

                               GENTEK INC.


                               By: /s/ RICHARD R. RUSSELL
                                   ---------------------------------------------
                                   NAME:   RICHARD R. RUSSELL
                                   TITLE:  PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                              TITLE                                  DATE
              ---------                              -----                                  ----

    PRINCIPAL EXECUTIVE OFFICER:

       /s/ RICHARD R. RUSSELL               President and Chief Executive Officer       March 31, 2003
---------------------------------------
         RICHARD R. RUSSELL

 PRINCIPAL FINANCIAL AND ACCOUNTING
              OFFICER:

        /s/ MATTHEW R. FRIEL                Vice President, Chief Financial Officer     March 31, 2003
---------------------------------------      and Treasurer
          MATTHEW R. FRIEL


             DIRECTORS:

        /s/ PAUL M. MONTRONE                Chairman and Director                       March 31, 2003
---------------------------------------
          PAUL M. MONTRONE

         /s/ PAUL M. MEISTER                Vice Chairman and Director                  March 31, 2003
---------------------------------------
           PAUL M. MEISTER

       /s/ RICHARD R. RUSSELL               Director                                    March 31, 2003
---------------------------------------
         RICHARD R. RUSSELL

        /s/ SCOTT M. SPERLING               Director                                    March 31, 2003
---------------------------------------
          SCOTT M. SPERLING

          /s/ IRA STEPANIAN                 Director                                    March 31, 2003
---------------------------------------
            IRA STEPANIAN

        /s/ BRUCE L. KOEPFGEN               Director                                    March 31, 2003
---------------------------------------
          BRUCE L. KOEPFGEN



                                 CERTIFICATIONS


I, Richard R. Russell, certify that:

1.   I have reviewed this annual report on Form 10-K of GenTek Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date         March 31, 2003           /s/  Richard R. Russell
          ---------------------            -------------------------------------
                                           RICHARD R. RUSSELL
                                           President and Chief Executive Officer

I, Matthew R. Friel, certify that:

1.   I have reviewed this annual report on Form 10-K of GenTek Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date       March 31, 2003        /s/ Matthew R. Friel
         ------------------          -------------------------------------------
                                     MATTHEW R. FRIEL
                                     Vice President and Chief Financial Officer

                                   GENTEK INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE




   Schedule II -- Valuation and Qualifying Accounts ......................... 79

         Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                   GENTEK INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                                  BALANCE AT    ADDITIONS                                  BALANCE AT
                                                BEGINNING OF     CHARGED      DEDUCTIONS                     END OF
                                                    PERIOD      TO INCOME   FROM RESERVES     OTHER*         PERIOD
                                                    ------      ---------   -------------     ------         ------
                                                                            (IN THOUSANDS)
Year ended December 31, 2002
   Allowance for doubtful accounts..........      $ 32,062     $   4,249    $  (14,519)     $      486    $  22,278
Year ended December 31, 2001
   Allowance for doubtful accounts..........      $  8,350     $  26,498    $   (2,536)     $     (250)   $  32,062
Year ended December 31, 2000
   Allowance for doubtful accounts..........      $  7,348     $   2,669    $   (1,734)     $       67    $   8,350



*  Primarily acquisitions and foreign exchange

                                  EXHIBIT INDEX


                                                                                                                PAGE
EXHIBIT NO.                                                                                                     NUMBER
-----------                                                                                                     ------

    3.1  --  Amended and Restated  Certificate of Incorporation of GenTek Inc.  Incorporated
             by  reference to the relevant  exhibit to Amendment  No. 2 to the  Registration
             Statement  on Form 10 of GenTek  Inc.  (File  No.  001-14789),  filed  with the
             Securities and Exchange Commission on April 8, 1999 (the "1999 GenTek Form 10").........

    3.2  --  Amended and Restated  By-Laws of GenTek Inc.  Incorporated  by reference to the relevant exhibit to the 1999 GenTek Form 10.............................................

   10.01 --  GenTek Inc.  Restricted Unit Plan for Non-Employee  Directors.  Incorporated by
             reference to the relevant exhibit to the 1999 GenTek Form 10............................

   10.02 --  GenTek  Inc.  Retirement  Plan  for  Non-Employee  Directors.  Incorporated  by
             reference to the relevant exhibit to the 1999 GenTek Form 10............................

   10.03 --  GenTek  Inc.  Performance  Plan.  Incorporated  by  reference  to the  relevant exhibit to the 1999 GenTek Form 10......................................................

   10.04 --  GenTek  Inc.  Long-Term  Incentive  Plan.  Incorporated  by  reference  to  the relevant exhibit to the 1999 GenTek Form 10.............................................

   10.05 --  Employee  Benefits  Agreement  among GenTek Inc.,  The General  Chemical  Group
             Inc.,   General  Chemical   Industrial   Products  Inc.  and  General  Chemical
             Corporation.  Incorporated  by reference  to the  relevant  exhibit to the 1999
             GenTek Form 10..........................................................................

   10.06 --  Tax Sharing  Agreement  between GenTek Inc. and The General Chemical Group Inc.
             Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10............

   10.07 --  Intellectual  Property  Agreement  among  General  Chemical  Corporation,   The
             General  Chemical  Group Inc.,  GenTek Inc.  and  General  Chemical  Industrial
             Products  Inc.  Incorporated  by reference to the relevant  exhibit to the 1999
             GenTek Form 10..........................................................................

   10.08 --  Management   Agreement   between  GenTek  Inc.  and  Latona   Associates   Inc.
             Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10............

   10.09 --  Registration  Rights  Agreement  between  Paul  M.  Montrone  and  The  General
             Chemical  Group Inc., as assumed by GenTek Inc. with respect to Common Stock of
             GenTek Inc.  Incorporated  by  reference  to the  relevant  exhibit to the 1999
             GenTek Form 10..........................................................................

   10.10 --  Credit  Agreement  among GenTek Inc.,  Noma Company,  the several  lenders from time to time party  hereto,  The Bank of Nova  Scotia,  as  Syndication  Agent,
             Bankers Trust Company,  as  Documentation  Agent, and The Chase Manhattan Bank,
             as Administrative  Agent, dated as of April 30, 1999 as amended and restated as of August 9, 2000 and as of August 1, 2001.  Incorporated  by  reference to the relevant  exhibit to GenTek  Inc.'s 10-Q for the three months  ended  September
             30, 2001 filed with the Securities and Exchange Commission on November 7, 2001.........

   10.11 --  Amended and Restated  Guarantee and  Collateral  Agreement  made by GenTek Inc.
             and  certain  of its  subsidiaries  in favor of The Chase  Manhattan  Bank,  as
             Administrative  Agent,  dated as of April 30, 1999,  as amended and restated as of October 30, 2001.  Incorporated  by  reference  to the  relevant  exhibit to
             GenTek  Inc.'s 10-Q for the three  months ended  September  30, 2001 filed with the Securities and Exchange Commission on November 7, 2001.............................

                                                                                                      PAGE
                                                                                                      NUMBER
                                                                                                      ------
   10.12 --  Indenture,  dated as of  August  9,  1999,  between  the  Company  and the U.S.
             National  Trust  Association,  as Trustee,  Incorporated  by  reference  to the relevant  exhibit to GenTek  Inc.'s 10-Q for the three months  ended  September
             30, 2001 filed with the Securities and Exchange Commission on November 15, 1999.........

   10.13 --  Management  Agreement,  dated  as of  August,  2000,  between  GenTek  Inc.,  a
             Delaware Corporation, and Prestolite Wire Corporation, a Delaware Corporation...........

   10.14 --  GenTek Inc. Key Employee Retention Plan.................................................

   10.15 --  Credit,  Guarantee and Security  Agreement  among GenTek Inc. and Noma Company,
             Debtors and  Debtors-in-Possession  under Chapter 11 of the Bankruptcy  Code as
             Borrowers,  and the  subsidiaries  of GenTek Inc. named herein,  as Guarantors, and the Lenders party hereto, and JP Morgan Chase Bank, as Administrative Agent.........

   21.1  --  Subsidiaries of GenTek Inc..............................................................

   99.1  --  Certification of Chief Executive  Officer and Chief Financial  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.............................................................................



                          STATEMENT OF DIFFERENCES

       The section symbol shall be expressed as.................'SS'