Form 10-K/A
period 2002-12-31
GENTEK INC
filed 2003-04-30
CIK 1077552

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                  FORM 10-K/A

(MARK ONE)
    X           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
  -----          OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER  31, 2002
                                   OR
  -----        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM         TO

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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [x]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                      ---     ---
    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,398,981.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003, was approximately $239,889. The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of February 28, 2003 was 21,439,310 and 3,896,860, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    None.

================================================================================

                                EXPLANATORY NOTE

    GenTek Inc. is filing this Amendment No. 1 to its annual report on Form 10-K filed on March 31, 2003, to include the information required by Part III
(Items 10, 11, 12 and 13) of Form 10-K that was previously omitted pursuant to general instruction G(3) thereof as well as certain other corrective information. Information included in the original report on Form 10-K has not been amended by this Form 10-K/A to reflect any information or events subsequent to the filing of the original Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    GenTek Inc. (the 'Company' or 'GenTek') is a technology-driven manufacturer of communications products, industrial components and performance chemicals. GenTek was spun off from The General Chemical Group Inc. on April 30, 1999 (the 'Spinoff'). The Company operates through three primary business segments: communications, manufacturing and performance products. The communications segment serves the public telecom and the private enterprise network markets. The manufacturing segment serves the automotive, appliance and electronic and industrial markets. The performance products segment serves customers in many industries including the environmental services, pharmaceutical and personal care, technology and chemical processing markets. The Company's products are frequently highly engineered and are important components of, or provide critical attributes to, its customers' end products or operations. The Company operates over 80 manufacturing and production facilities located primarily in the U.S. and Canada, with additional facilities in Australia, Austria, China, Germany, Great Britain, India, Ireland and Mexico.

    On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the 'Debtors'), filed voluntary petitions for reorganization relief (the 'Filing') under Chapter 11 of the United States Bankruptcy Code (the 'Bankruptcy Code') in the United States Bankruptcy Court for the District of Delaware (the 'Bankruptcy Court'). The Debtors' cases are being jointly administered as Case No. 02-12986 (MFW). As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. The Debtors have been operating, and will continue to operate, their respective businesses as 'debtors-in-possession' under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they are permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that such approvals will be granted when requested.

    On December 10, 2002, Noma Company sought and obtained from the Ontario Superior Court of Justice, Canada, (the 'Ontario Court') an initial order pursuant to section 18.6 of the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended ('CCAA'), recognizing the Filing and granting Noma Company, among other things, a stay against claims, proceedings and the exercise of any contractual rights against it or its property in Canada, and recognizing various orders granted by the Bankruptcy Court.

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

    At hearings held on October 17, 2002 and November 7, 2002, the Bankruptcy Court granted the Debtors' 'first day' motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations;
(2) honor customer programs; (3) pay certain pre-petition taxes and fees;
(4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; and (6) pay certain pre-petition claims of critical vendors. The Bankruptcy Court also entered orders authorizing the Debtors to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. All such orders were also recognized by the Ontario Court.

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

    The consolidated financial statements included elsewhere in this report have been prepared in accordance with Statement of Position 90-7 ('SOP 90-7'), 'Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,' and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet.

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

PRODUCTS AND SERVICES BY SEGMENT

    The following table sets forth the Company's sales by segment for each of the three years in the period ended December 31, 2002.

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                          ----       ----       ----
                                                                (IN MILLIONS)
Communications........................................  $  294.0   $  405.0   $  507.8
Manufacturing.........................................     477.1      478.5      553.3
Performance Products..................................     357.4      360.9      353.1
                                                        --------   --------   --------
                                                        $1,128.5   $1,244.4   $1,414.2
                                                        --------   --------   --------
                                                        --------   --------   --------

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

    For further information on geographic and segment data, see 'Note 16 -- Geographic and Industry Segment Information' in the Notes to the Consolidated Financial Statements.

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

    Delaware Valley Facility. On September 7, 2000, the U.S. Environmental Protection Agency issued to the Company an Initial Administrative Order (an 'IAO') pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ('RCRA'), which requires that the Company conduct an environmental investigation of certain portions of the Company's Delaware Valley facility (the 'Facility') and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. The Company is working cooperatively with the EPA and Honeywell Inc. (formerly AlliedSignal Inc.), prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The requirements of the IAO will be performed over the course of the next several years. The Company has provided for the estimated costs of $2.4 million for these activities in its accrual for environmental liabilities. As previously mentioned, on February 28, 2003 the Company announced a plan to wind down and close most South Plant operations of its Delaware Valley facility. This closure could result in an expansion of the investigation to be performed under the IAO. Depending on the scope of any potential expansion of the investigation under the IAO and any additional remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these potential additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

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

    Matthew R. Friel, 36, Vice President, Chief Financial Officer and Treasurer since September 2001. From September 1997 to September 2002, Mr. Friel served as Managing Director of Latona Associates Inc. ('Latona Associates'). Latona Associates has provided GenTek with strategic management, business and financial advisory services since 1995.

    Michael R. Herman, 40, Vice President and General Counsel since April 1999. From 1997 until April 1999, he served as the Vice President and General Counsel of General Chemical Corporation.

    Ronald A. Lowy, 47, Chief Operating Officer of the Krone Group since January 2001. Mr. Lowy served as Vice President and General Manager -- Automotive and Industrial Products of Prestolite Wire Corporation from January 2000 to December 2000, and Vice President and General Manager -- Automotive Products of Prestolite Wire Corporation from 1995 to 2000.

    Kevin J. O'Connor, 52, Vice President and Controller since April 1999. From March 1996 until April 1999, he served as the Controller of The General Chemical Group Inc. Mr. O'Connor has also served as Controller of General Chemical Corporation since 1986.

    Ramanlal L. Patel, 57, President of the Manufacturing segment since December 2001. Mr. Patel has also served as President and Chief Executive Officer of Noma Company since January 2001. From 1997 to December 2000, he was Chief Executive Officer of Pram Filtration Corporation.

    Charles W. Shaver, 44, Vice President and General Manager for Performance Products since November 2001. Mr. Shaver served as Vice President and General Manager for Performance Products for Arch Chemicals, Inc. from 1999 to November 2001. From September 1996 to 1999 he served as Vice President of Operations and Chief Operating Officer for MMT, Inc.

    Matthew M. Walsh, 36, Vice President and Operations Controller since December 2000. Mr. Walsh served as Vice President and Treasurer from January 2000 through December 2000. Mr. Walsh served as Group Controller -- Performance Products of General Chemical Corporation from October 1997 to December 1999.

ITEM 2. PROPERTIES.

    The Company operates over 80 manufacturing and production facilities located in the United States, Canada, Australia, Austria, China, Germany, Great Britain, India, Ireland and Mexico. The Company's headquarters are located in Hampton, New Hampshire.

    Set forth below are the locations and uses of the Company's major properties:

LOCATION                                                       USE
--------                                                       ---
Communications Segment
Centennial, Colorado(1)..................  Offices
Sidney, Nebraska(2)......................  Production Facility
North Bennington, Vermont(1).............  Production Facility
Racine, Wisconsin(2).....................  Production Facility and Offices
Sydney, Australia........................  Production Facility and Offices
Trumau, Austria..........................  Production Facility
Cheltenham, England......................  Production Facility and Offices
Berlin, Germany(1).......................  Production Facility and Offices
Toluca, Mexico(1)........................  Production Facility
Shanghai, People's Republic of China.....  Production Facility

                                                  (table continued on next page)

(table continued from previous page)

LOCATION                                                       USE
--------                                                       ---
Bangalore, India.........................  Production Facility

Manufacturing Segment
Southfield, Michigan(1)..................  Offices
Troy, Michigan(1)........................  Production Facility and Offices
Westland, Michigan(1)....................  Production Facility
Weaverville, North Carolina(2)...........  Production Facility
Upper Sandusky, Ohio(1)..................  Production Facility
Toledo, Ohio.............................  Production Facility
Defiance, Ohio...........................  Production Facility
Perrysburg, Ohio(1)......................  Production Facility and Offices
Mineral Wells, Texas.....................  Production Facility
Imuris, Mexico...........................  Production Facility
Juarez, Mexico(1)........................  Production Facility
Nogales, Mexico..........................  Production Facility
Concord, Ontario(2)......................  Production Facility
Guelph, Ontario(1).......................  Production Facility
Scarborough, Ontario(2)..................  Production Facility
Stouffville, Ontario(2)..................  Production Facility
Tillsonburg, Ontario(1)..................  Production Facility
Waterdown, Ontario.......................  Production Facility

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

---------
(1)  Leased.

(2) Mortgaged as security under the Company's senior credit facility.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is involved in claims, litigation, administrative proceedings and investigations of various types, including the Sunoco Employee litigation discussed below, and certain environmental proceedings previously discussed. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations, cash flows or financial condition. See Item 1. 'Business -- Environmental Matters' above.

    As previously discussed, on October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the 'Debtors') filed voluntary petitions for reorganization relief (the 'Filing') under Chapter 11 of the United States Bankruptcy Code (the 'Bankruptcy Code') in the United States Bankruptcy Court for the District of Delaware (the 'Bankruptcy Court'). The Debtors' cases are being jointly administered as Case No. 02-12986 (MFW). As a result of the Debtors' commencement of the Chapter 11 cases, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 cases by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan of reorganization.

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

    Delaware Valley Settlement. On July 2, 2002, the Company's Delaware Valley facility experienced a release of fluosulfonic acid while loading a railcar for delivery to a customer. In connection with this accident and other releases and emissions at the Delaware Valley facility, the Company and representatives of the Delaware Department of Natural Resources and Environmental Control ('DNREC') have reached agreement to resolve all alleged violations relating to the July 2, 2002 accident and any other releases and emissions occurring on or after January 1, 2001. Without admitting liability, the Company agreed to pay a $475,000 civil penalty, plus DNREC's out-of-pocket costs in investigating the July 2, 2002 incident. In addition, the Company also agreed, among other things to make certain improvements to its process safety and risk management programs at the facility. The settlement was approved by the Superior Court of the State of Delaware on September 25, 2002. On December 2, 2002, the Bankruptcy Court issued an order approving payment of the civil penalty, and the Company has paid the penalty in full.

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

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    The Company's Common Stock is currently traded on the Over The Counter Bulletin Board under the symbol 'GNKIQ.' The Company's Class B Common Stock has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis. The Common Stock and Class B Common Stock are substantially identical, except as to the disparity in voting power, restriction on transfer and conversion provisions. There is no established public trading market for the Company's Class B Common Stock. The table below shows the high and low recorded sales prices of the Company's Common Stock, for each quarterly period within the last two years.

                                                                            2002
                                                              ---------------------------------
                                                              FIRST   SECOND     THIRD   FOURTH
                                                              -----   ------     -----   ------
Stock price -- high.........................................  $1.97    $.47      $.23    $.095
Stock price -- low..........................................  $ .30    $.15      $.08    $.015

                                                                            2001
                                                              --------------------------------
                                                              FIRST    SECOND   THIRD   FOURTH
                                                              -----    ------   -----   ------
Stock price -- high.........................................  $16.60   $13.00   $7.75   $4.00
Stock price -- low..........................................  $10.40   $ 5.26   $3.25   $1.11

    As of March 13, 2003, there were 141 stockholders of record of the Company's Common Stock and 3 stockholders of record of the Company's Class B Common Stock.

DIVIDENDS

    The Company paid a regular quarterly cash dividend of $.05 per share for the first, second and third quarters of 2001. During the fourth quarter of 2001, the Company suspended the payment of quarterly dividends and no dividends were paid in 2002.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF
                                                                                               SECURITIES
                                               NUMBER OF                                     REMAINING FOR
                                           SECURITIES TO BE                                 FUTURE ISSUANCE
                                              ISSUED UPON        WEIGHTED-AVERAGE             UNDER EQUITY
                                              EXERCISE OF        EXERCISE PRICE OF         COMPENSATION PLANS
                                              OUTSTANDING           OUTSTANDING                (EXCLUDING
                                           OPTIONS, WARRANTS     OPTIONS, WARRANTS        SECURITIES REFLECTED
             PLAN CATEGORY                    AND RIGHTS            AND RIGHTS               IN COLUMN (a))
             -------------                    ----------            ----------               --------------
                                                  (a)                   (b)                      (c)(1)
Equity compensation plans approved by
  security holders......................       2,951,923              $11.66(2)                1,330,165
Equity compensation plans not approved
  by security holders...................               0                 N/A                           0
                                               ---------                                       ---------
Total...................................       2,951,923              $11.66                   1,330,165

---------

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

                                                                        YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                   2002            2001            2000            1999           1998
                                                   ----            ----            ----            ----           ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Net revenues...............................  $1,128,533      $1,244,420      $1,414,187      $1,032,925      $534,838
   Restructuring and impairment charges.......      78,238         187,417              --              --            --
   Operating profit (loss)....................     (25,071)       (172,746)(1)     159,291(2)      115,087(3)     50,950(4)
   Interest expense...........................      60,135          74,980          74,948          45,979        18,163
   Income (loss) from continuing
     operations(5)............................    (199,524)(6)    (170,844)(1)      50,241(2)       35,033(3)     36,759(7)
   Income from discontinued operations........          --              --              --           1,006        10,299
   Net income (loss)(5)(8)....................  $ (360,649)(6)  $ (170,844)(1)  $   50,241(2)   $   31,100(3)   $ 43,397(7)
PER SHARE:
   Income (loss) from continuing operations --
     basic(5).................................  $    (7.82)(6)  $    (6.72)(1)  $     2.04(2)   $     1.67(3)   $   1.74(7)
   Income (loss) from continuing operations --
     diluted(5)...............................       (7.82)(6)       (6.72)(1)        1.99(2)         1.64(3)       1.69(7)
   Net income (loss) -- basic(5)(8)...........      (14.13)(6)       (6.72)(1)        2.04(2)         1.48(3)       2.06(7)
   Net income (loss) -- diluted(5)(8).........      (14.13)(6)       (6.72)(1)        1.99(2)         1.45(3)       1.99(7)
   Dividends(9)...............................          --             .15             .20             .20           .20
OTHER DATA:
   Capital expenditures.......................  $   52,440      $   77,778      $   81,298      $   47,323      $ 41,961
   Depreciation and amortization..............      47,903          68,317          68,973          54,222        25,514
BALANCE SHEET DATA (AT END OF PERIOD):
   Cash and cash equivalents..................  $  133,030      $    9,205      $    4,459      $   20,687      $ 61,598
   Total assets...............................     956,985       1,164,843       1,350,722       1,254,866       570,283
   Long-term debt (including current
     portion).................................     939,529         832,426         818,812         724,115       357,531
   Total equity (deficit).....................    (510,321)       (142,337)         47,658          56,403       (28,465)

---------
(1) Includes charges of $60.0 million ($36.3 million after tax or $1.43 per share), principally related to provisions for obsolete and excess inventory and loss provisions for accounts receivable.

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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the 'Debtors'), filed voluntary petitions for reorganization relief (the 'Filing') under Chapter 11 of the United States Bankruptcy Code (the 'Bankruptcy Code') in the United States Bankruptcy Court for the District of Delaware (the 'Bankruptcy Court'). The Debtors' cases are being jointly administered as Case No. 02-12986 (MFW). As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. The Debtors have been operating, and will continue to operate, their respective businesses as 'debtors-in-possession' under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they are permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that such approvals will be granted when requested.

    On December 10, 2002, Noma Company sought and obtained from the Ontario Superior Court of Justice, Canada (the 'Ontario Court'), an initial order pursuant to section 18.6 of the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended ('CCAA'), recognizing the Filing and granting Noma Company, among other things, a stay against claims, proceedings and the exercise of any contractual rights against it or its property in Canada, and recognizing various orders granted by the Bankruptcy Court.

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

    At hearings held on October 17, 2002 and November 7, 2002, the Bankruptcy Court granted the Debtors' 'first day' motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations; (2) honor customer programs; (3) pay certain pre-petition taxes and fees; (4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; and (6) pay certain pre-petition claims of critical vendors. The Bankruptcy Court also entered orders authorizing the Debtors to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. All such orders were also recognized by the Ontario Court.

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

    The consolidated financial statements included elsewhere in this report have been prepared in accordance with Statement of Position 90-7 ('SOP 90-7'), 'Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,' and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet.

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

    Accounts Receivable -- GenTek maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required.

    Inventories -- GenTek provides estimated inventory allowances for obsolete and excess inventory based on assumptions about future demand and market conditions. If future demand or market conditions are different than those projected by management, adjustments to inventory allowances may be required.

    Deferred Taxes -- GenTek records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized based upon historical taxable income, projected future taxable income and available tax planning strategies. Our estimates of future taxable income are based upon our current operating forecast, which we believe to be reasonable. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income during 2002 and the Company's evaluation of potential tax-planning strategies, the Company has concluded that it is more likely than not that it will not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $143 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. However, different assumptions regarding our current operating forecast could materially effect our estimates.

    Impairment of Goodwill and Other Intangible Assets -- Gentek records impairment losses on goodwill and other intangible assets based upon an annual review of the value of the assets or when events and circumstances indicate that the asset might be impaired and when the recorded value of the asset is more than its fair value. Our estimates of fair value are based upon independent appraisals and our current operating forecast, which we believe to be reasonable. However, different assumptions regarding our current operating forecast could materially effect our estimates.

    Impairment of Long-Lived Assets -- GenTek records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Our estimates of future cash flows are based upon our current operating forecast, which we believe to be reasonable. However, different assumptions regarding such cash flows could materially affect our estimates.

    Pension and Other Post Retirement Benefits -- GenTek records pension and other post retirement benefit costs based on amounts developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension and other post retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used and changes in the benefit plans.

    Environmental Liabilities -- GenTek has recorded accruals for environmental liabilities based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. However, discovery of unknown environmental contamination, the adoption of new laws or regulations or modifications or changes in enforcement of existing laws and regulations could require adjustments to these accruals.

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

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                                ----       ----       ----
                                                                      (IN MILLIONS)
Net Revenues:
    Performance Products....................................  $  357.4   $  360.9   $  353.1
    Manufacturing...........................................     477.1      478.5      553.3
    Communications..........................................     294.0      405.0      507.8
                                                              --------   --------   --------
        Total...............................................  $1,128.5   $1,244.4   $1,414.2
                                                              --------   --------   --------
                                                              --------   --------   --------
Operating Profit (Loss):
    Performance Products....................................  $   28.6   $  (30.4)  $   40.0
    Manufacturing...........................................      44.8      (10.8)      64.2
    Communications..........................................     (89.5)    (119.1)      59.9
    Elimination/Other Corporate.............................      (9.0)     (12.4)      (4.8)
                                                              --------   --------   --------
        Total...............................................  $  (25.1)  $ (172.7)  $  159.3
                                                              --------   --------   --------
                                                              --------   --------   --------

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

    The Company adopted SFAS No. 142 'Goodwill and other Intangible Assets' effective January 1, 2002, which resulted in a charge of $161 million (net of a tax benefit of $40 million) reported as a cumulative effect of a change in accounting principle. Please see 'Recent Accounting Pronouncements'.

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

    The Company recorded an income tax benefit of $75 million for the year 2001 compared to a provision of $39 million for the year 2000. On July 14, 2000 legislation was enacted in Germany reducing income tax rates beginning
January 1, 2001. Accordingly, the Company recorded a $2.8 million charge to income tax expense during 2000 reflecting the revaluation of certain deferred tax assets at the new lower effective tax rates. Prior to its acquisition by GenTek, Digital was a division of Prestolite Wire Corporation ('Prestolite'), which is an S-Corporation and, consequently, is not subject to federal income taxes. The pro forma income tax provision that would have been reported by the Company had Prestolite not been an S-Corporation prior to the acquisition was $41 million for 2000.

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

    The Filing resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. Outstanding balances for the senior credit facility and the 11% Senior Subordinated Notes have been reclassified to liabilities subject to compromise. In connection with its use of cash collateral under the credit facility, the Company is currently making adequate protection payments to its senior creditors, which are being recorded as reductions in principal for accounting purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 141 'Business Combinations' and SFAS No. 142 'Goodwill and Other Intangible Assets.' SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS
No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. Accordingly, the Company ceased amortizing goodwill. Upon adoption of SFAS No. 142, the Company recorded a charge of $161 million (net of a tax benefit of $40 million) as a cumulative effect of a change in accounting principle. The following illustrates what net income (loss) and income (loss) per share would have been had these provisions been adopted for all periods presented (in thousands, except per share data):

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                                ----        ----       ----
Reported net income (loss)..................................  $(360,649)  $(170,844)  $50,241
    Add back: goodwill amortization.........................         --      13,519    12,914
                                                              ---------   ---------   -------
    Adjusted net income (loss)..............................  $(360,649)  $(157,325)  $63,155
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------
Income (loss) per share, basic:
    Reported net income (loss)..............................  $  (14.13)  $   (6.72)  $  2.04
    Add back: goodwill amortization.........................         --         .53       .52
                                                              ---------   ---------   -------
    Adjusted net income (loss)..............................  $  (14.13)  $   (6.19)  $  2.56
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------
Income (loss) per share, assuming dilution:
    Reported net income (loss)..............................  $  (14.13)  $   (6.72)  $  1.99
    Add back: goodwill amortization.........................         --         .53       .51
                                                              ---------   ---------   -------
    Adjusted net income (loss)..............................  $  (14.13)  $   (6.19)  $  2.50
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------

    In July 2001, the FASB issued SFAS No. 143 'Accounting for Asset Retirement Obligations,' which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144 'Accounting for the Impairment or Disposal of Long-Lived Assets,' which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this standard on January 1, 2002. There was no effect upon adoption on the Company's consolidated financial statements.

    In July 2002, the FASB issued SFAS No. 146 'Accounting for Costs Associated with Exit or Disposal Activities,' which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flow.

    In November 2002, the FASB issued Interpretation No. 45, 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and a Rescission of FASB Interpretation No. 34', which expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

    In December 2002, the FASB issued SFAS No. 148 'Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement
No. 123', which requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies. The Company has adopted this standard for its 2002 financial statements, and has included the expanded disclosure in Note 2.

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than statements of historical facts, included in this Annual Report may constitute forward-looking statements. Forward-looking statements are generally identifiable by use of forward-looking terminology such as 'may,' 'will,' 'should,' 'potential,' 'intend,' 'expect,' 'endeavor,' 'seek,' 'anticipate,' 'estimate,' 'overestimate,' 'underestimate,' 'believe,' 'could,' 'project,' 'predict,' 'continue' or other similar words or expressions. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that these assumptions and expectations will prove to have been correct. Important factors that could cause actual results to differ from these expectations are disclosed in this Annual Report and include various risks, uncertainties and assumptions such as, among other things:

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

RELATED PARTY AGREEMENTS

    The Company is party to a management agreement with Latona Associates Inc. ('Latona Associates'). Latona Associates is a management company that has provided the Company with strategic management, business and financial advisory services, including guidance and advice relating to financings, security offerings, recapitalizations, restructurings, acquisitions, risk management and insurance, investor relations, public relations, tax and employee benefit matters. Paul M. Montrone, the controlling stockholder and Chairman of the Board of the Company, also controls Latona Associates. In addition, Paul M. Meister, Vice Chairman of the Board is a Managing Director of Latona Associates.

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

    In addition, on August 25, 2000, the Company acquired the digital communications business of Prestolite Wire Corporation ('Prestolite'). Mr. Montrone beneficially owns a controlling interest in Prestolite, and he and Mr. Meister are on the Board of Prestolite. As part of the acquisition of the Prestolite digital communications business, which was approved by a special committee of disinterested directors of the Board of Directors of GenTek, the Company paid Prestolite $0.3 million in 2000 for various corporate and administrative transition services provided by Prestolite in respect of the digital communications business. Also as part of this transaction, Prestolite agreed to pay the Company to provide various management services to Prestolite's remaining businesses. Prestolite paid the Company $2 million and $3 million in 2002 and 2001, respectively, in respect of such services.

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

    See 'Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.'

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

Deloitte & Touche LLP

Parsippany, New Jersey
March 26, 2003

                                  GENTEK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                              ----         ----         ----
Net revenues.............................................  $1,128,533   $1,244,420   $1,414,187
Cost of sales............................................     899,177      993,946    1,036,363
Selling, general and administrative expense..............     176,189      235,803      212,733
Restructuring and impairment charges.....................      78,238      187,417           --
Purchased in-process research and development............          --           --        5,800
                                                           ----------   ----------   ----------
    Operating profit (loss)..............................     (25,071)    (172,746)     159,291
Interest expense (contractual interest for 2002 was
  $75,418)...............................................      60,135       74,980       74,948
Interest income..........................................       2,104        1,200        1,678
Reorganization items.....................................      11,631           --           --
Other (income), net......................................      (1,806)        (783)      (2,806)
                                                           ----------   ----------   ----------
    Income (loss) before income taxes and cumulative
      effect of a change in accounting principle.........     (92,927)    (245,743)      88,827
Income tax provision (benefit)...........................     106,597      (74,899)      38,586
                                                           ----------   ----------   ----------
    Income (loss) before cumulative effect of a change in
      accounting principle...............................    (199,524)    (170,844)      50,241
Cumulative effect of a change in accounting principle
  (net of a tax benefit of $39,760)......................    (161,125)          --           --
                                                           ----------   ----------   ----------
        Net income (loss)................................  $ (360,649)  $ (170,844)  $   50,241
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Earnings (loss) per common share -- basic:
    Income (loss) before cumulative effect of a change in
      accounting principle...............................  $    (7.82)  $    (6.72)  $     2.04
    Cumulative effect of a change in accounting
      principle..........................................       (6.31)          --           --
                                                           ----------   ----------   ----------
        Net income (loss)................................  $   (14.13)  $    (6.72)  $     2.04
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Earnings (loss) per common share -- assuming dilution:
    Income (loss) before cumulative effect of a change in
      accounting principle...............................  $    (7.82)  $    (6.72)  $     1.99
    Cumulative effect of a change in accounting
      principle..........................................       (6.31)          --           --
                                                           ----------   ----------   ----------
        Net income (loss)................................  $   (14.13)  $    (6.72)  $     1.99
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

      See the accompanying notes to the consolidated financial statements.

                                  GENTEK INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $  133,030   $    9,205
    Receivables, net........................................     185,825      183,962
    Inventories.............................................     104,718      107,674
    Deferred income taxes...................................       3,328       39,345
    Other current assets....................................      24,027       13,471
                                                              ----------   ----------
        Total current assets................................     450,928      353,657
Property, plant and equipment, net..........................     308,825      358,526
Goodwill....................................................     127,724      328,975
Deferred income taxes.......................................      42,789       79,447
Other assets................................................      26,719       44,238
                                                              ----------   ----------
        Total assets........................................  $  956,985   $1,164,843
                                                              ----------   ----------
                                                              ----------   ----------

                  LIABILITIES AND DEFICIT
Current liabilities:
    Accounts payable........................................  $   50,852   $   99,719
    Accrued liabilities.....................................     128,714      142,757
    Current portion of long-term debt.......................      15,091       32,674
                                                              ----------   ----------
        Total current liabilities...........................     194,657      275,150
Long-term debt..............................................       2,452      799,752
Liabilities subject to compromise...........................   1,143,765           --
Other liabilities...........................................     126,432      232,278
                                                              ----------   ----------
        Total liabilities...................................   1,467,306    1,307,180
                                                              ----------   ----------
Deficit:
    Preferred Stock, $.01 par value; authorized 10,000,000
      shares; none issued or outstanding....................          --           --
    Common Stock, $.01 par value; authorized 100,000,000
      shares; issued: 21,589,623 and 20,712,973 shares at
      December 31, 2002 and 2001, respectively..............         216          207
    Class B Common Stock, $.01 par value; authorized
      40,000,000 shares; issued and outstanding: 3,896,860
      and 4,750,107 shares at December 31, 2002
      and 2001, respectively................................          39           48
    Paid in capital.........................................       3,305        3,830
    Accumulated other comprehensive loss....................     (31,111)     (24,302)
    Accumulated deficit.....................................    (481,525)    (120,876)
    Treasury stock, at cost: 150,313 and 145,570 shares at
      December 31, 2002 and 2001, respectively..............      (1,245)      (1,244)
                                                              ----------   ----------
        Total deficit.......................................    (510,321)    (142,337)
                                                              ----------   ----------
        Total liabilities and deficit.......................  $  956,985   $1,164,843
                                                              ----------   ----------
                                                              ----------   ----------

      See the accompanying notes to the consolidated financial statements.

                                  GENTEK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                                ----        ----        ----
Cash flows from operating activities:
    Net income (loss).......................................  $(360,649)  $(170,844)  $  50,241
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Cumulative effect of a change in accounting
          principle.........................................    161,125          --          --
        Depreciation and amortization.......................     47,903      68,317      68,973
        Asset impairment and write-down charges.............     64,819     161,953          --
        Reorganization items................................     11,631          --          --
        Purchased in-process research and development.......         --          --       5,800
        Net (gain) loss on disposition of long-term
          assets............................................        122       1,465        (731)
        Long-term incentive plan costs, net.................       (525)        (86)      1,392
        (Increase) decrease in receivables..................     12,351      37,903     (19,358)
        (Increase) decrease in inventories..................      7,292      32,267     (26,636)
        (Increase) decrease in deferred tax assets..........    119,915     (55,213)     28,665
        Increase (decrease) in accounts payable.............    (11,742)     (5,984)     16,406
        Increase (decrease) in accrued liabilities..........      1,073       2,509      (9,996)
        Increase (decrease) in other liabilities and assets,
          net...............................................     (7,224)     (3,880)    (27,486)
                                                              ---------   ---------   ---------
          Net cash provided by operations...................     46,091      68,407      87,270
                                                              ---------   ---------   ---------
Net cash used for reorganization items......................       (464)         --          --
                                                              ---------   ---------   ---------
Cash flows from investing activities:
    Capital expenditures....................................    (52,440)    (77,778)    (81,298)
    Proceeds from sales or disposals of long-term assets....     13,542      11,541       6,911
    Acquisition of businesses net of cash acquired*.........       (464)       (610)   (138,380)
    Other investing activities..............................         --      (4,032)    (18,682)
                                                              ---------   ---------   ---------
          Net cash used for investing activities............    (39,362)    (70,879)   (231,449)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from sale of stock.............................         --          --      37,957
    Proceeds from long-term debt............................    168,153      93,551     608,227
    Repayment of long-term debt.............................    (52,310)    (81,515)   (512,134)
    Payments to acquire treasury stock......................         (1)       (370)       (597)
    Exercise of stock options...............................         --         209         292
    Dividends...............................................         --      (3,777)     (5,005)
    Capital contributions...................................         --          --         879
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........    115,842       8,098     129,619
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................      1,718        (880)     (1,668)
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............    123,825       4,746     (16,228)
Cash and cash equivalents at beginning of period............      9,205       4,459      20,687
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 133,030   $   9,205   $   4,459
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Supplemental information:
    Cash paid (refunded) for income taxes...................  $ (14,810)  $  10,743   $  24,034
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
    Cash paid for interest..................................  $  51,541   $  75,467   $  72,729
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
* Acquisition of businesses net of cash acquired:
    Working capital, other than cash........................  $      59   $      --   $  (2,374)
    Property, plant and equipment...........................       (364)       (610)     (6,040)
    Other assets............................................       (159)         --     (41,728)
    Noncurrent liabilities..................................         --          --       1,762
                                                              ---------   ---------   ---------
    Cash used to acquire businesses.........................       (464)       (610)    (48,380)
    Cash to acquire Digital Communications Group............         --          --     (90,000)
                                                              ---------   ---------   ---------
          Total cash used to acquire businesses.............  $    (464)  $    (610)  $(138,380)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

      See the accompanying notes to the consolidated financial statements.

                                  GENTEK INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     ACCUMULATED      RETAINED
                                                    CLASS B                             OTHER         EARNINGS
                                           COMMON   COMMON    TREASURY   PAID IN    COMPREHENSIVE   (ACCUMULATED
                                           STOCK     STOCK     STOCK     CAPITAL       (LOSS)         DEFICIT)       TOTAL
                                           -----     -----     -----     -------       ------        ---------       -----
Balance at December 31, 1999.............   $169     $ 40     $  (277)   $ 50,071     $ (2,109)      $   8,509     $  56,403
    Components of comprehensive income:
        Net income.......................     --       --          --          --           --          50,241        50,241
        Change in net unrealized loss on
          securities (net of tax of $64).     --       --          --          --          (97)             --           (97)
        Foreign currency translation
          adjustments (net of tax of
          $4,559)........................     --       --          --          --       (6,969)             --        (6,969)
                                                                                                                   ---------
    Comprehensive income.................                                                                             43,175
    Dividends (per share $.20)...........     --       --          --          --           --          (5,005)       (5,005)
    Capital contributions................     --       --          --         879           --              --           879
    Rights offering......................     34        8          --      37,915           --              --        37,957
    Exercise of stock options............      1       --          --         291           --              --           292
    Long-term incentive plan grants, net.     --       --          --       1,392           --              --         1,392
    Purchase of treasury stock...........     --       --        (597)         --           --              --          (597)
    Digital acquisition (net of tax of
      $3,162)............................     --       --          --     (86,838)          --              --       (86,838)
                                            ----     ----     -------    --------     --------       ---------     ---------
Balance at December 31, 2000.............    204       48        (874)      3,710       (9,175)         53,745        47,658
    Components of comprehensive loss:
        Net loss.........................     --       --          --          --           --        (170,844)     (170,844)
        Change in net unrealized loss on
          securities (net of tax of $84).     --       --          --          --         (129)             --          (129)
        Minimum pension liability
          adjustments (net of tax of
          $748)..........................     --       --          --          --       (1,144)             --        (1,144)
        Cumulative effect of accounting
          change (net of tax of $1,941)..     --       --          --          --       (2,966)             --        (2,966)
        Change in net unrealized loss on
          derivative instruments (net of
          tax of $2,238).................     --       --          --          --       (3,421)             --        (3,421)
        Foreign currency translation
          adjustments (net of tax of
          $4,884)........................     --       --          --          --       (7,467)             --        (7,467)
                                                                                                                   ---------
    Comprehensive loss...................                                                                           (185,971)
    Dividends (per share $.15)...........     --       --          --          --           --          (3,777)       (3,777)
    Exercise of stock options............      3       --          --         206           --              --           209
    Long-term incentive plan grants, net.     --       --          --         (86)          --              --           (86)
    Purchase of treasury stock...........     --       --        (370)         --           --              --          (370)
                                            ----     ----     -------    --------     --------       ---------     ---------
Balance at December 31, 2001.............    207       48      (1,244)      3,830      (24,302)       (120,876)     (142,337)
    Components of comprehensive loss:
        Net loss.........................     --       --          --          --           --        (360,649)     (360,649)
        Change in net unrealized loss on
          securities (net of tax of $148)     --       --          --          --          226              --           226
        Minimum pension liability
          adjustments....................     --       --          --          --      (24,346)             --       (24,346)
        Change in net unrealized loss on
          derivative instruments (net of
          tax of $(39))..................     --       --          --          --        2,544              --         2,544
        Foreign currency translation
          adjustments (net of tax of
          $4,322)........................     --       --          --          --       14,767              --        14,767
                                                                                                                   ---------
    Comprehensive loss...................                                                                           (367,458)
    Conversion of Class B Common Stock to
      Common Stock.......................      9       (9)         --          --           --              --            --
    Long-term incentive plan grants, net.     --       --          --        (525)          --              --          (525)
    Purchase of treasury stock...........     --       --          (1)         --           --              --            (1)
                                            ----     ----     -------    --------     --------       ---------     ---------
Balance at December 31, 2002.............   $216     $ 39     $(1,245)   $  3,305     $(31,111)      $(481,525)    $(510,321)
                                            ----     ----     -------    --------     --------       ---------     ---------
                                            ----     ----     -------    --------     --------       ---------     ---------

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

    On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the 'Debtors'), filed voluntary petitions for reorganization relief (the 'Filing') under Chapter 11 of the United States Bankruptcy Code (the 'Bankruptcy Code') in the United States Bankruptcy Court for the District of Delaware (the 'Bankruptcy Court'). The Debtors' cases are being jointly administered as Case No. 02-12986 (MFW). As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. The Debtors have been operating, and will continue to operate, their respective businesses as 'debtors-in-possession' under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they are permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There is no assurance that such approvals will be granted if requested.

    On December 10, 2002, Noma Company sought and obtained from the Ontario Superior Court of Justice, Canada (the 'Ontario Court'), an initial order pursuant to section 18.6 of the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended ('CCAA'), recognizing the Filing and granting Noma Company, among other things, a stay against claims, proceedings and the exercise of any contractual rights against it or its property in Canada, and recognizing various orders granted by the Bankruptcy Court.

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

    At hearings held on October 17, 2002 and November 7, 2002, the Bankruptcy Court granted the Debtors' 'first day' motions for various relief designed to stabilize their operations and business relationships with their customers, vendors, employees and other entities, and entered orders granting authority to the Debtors to, among other things: (1) pay certain pre-petition and post-petition employee wages, benefits and other employee obligations;
(2) honor customer programs; (3) pay certain pre-petition taxes and fees;
(4) pay certain pre-petition obligations to foreign vendors; (5) pay certain pre-petition shipping charges; and (6) pay certain pre-petition claims of critical vendors. The Bankruptcy Court also entered orders authorizing the Debtors to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. All such orders were also recognized by the Ontario Court.

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

    The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ('SOP 90-7'), 'Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,' and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets.

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

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                                ----        ----       ----
Net income (loss) as reported...............................  $(360,649)  $(170,844)  $50,241
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................     (1,623)     (1,737)   (2,560)
                                                              ---------   ---------   -------
Pro forma net income (loss).................................  $(362,272)  $(172,581)  $47,681
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------
Earnings (loss) per share:
    Basic -- as reported....................................  $  (14.13)  $   (6.72)  $  2.04
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------
    Basic -- pro forma......................................  $  (14.19)  $   (6.79)  $  1.93
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------
    Diluted -- as reported..................................  $  (14.13)  $   (6.72)  $  1.99
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------
    Diluted -- pro forma....................................  $  (14.19)  $   (6.79)  $  1.89
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions (N/A for 2002 as there were no grants made):

                                                              2002   2001    2000
                                                              ----   ----    ----
Dividend yield..............................................  N/A      2.8%    2.0%
Expected volatility.........................................  N/A       87%     57%
Risk-free interest rate.....................................  N/A      4.0%    6.4%
Expected holding period (in years)..........................  N/A        6       6
Weighted average fair value.................................  N/A    $1.15   $5.29

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

    The components of accumulated other comprehensive loss are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                               ----      ----
Foreign currency translation................................  $ 1,778   $16,545
Net unrealized loss on securities...........................       --       226
Minimum pension liability adjustments.......................   25,490     1,144
Net unrealized loss on derivative instruments...............    3,843     6,387
                                                              -------   -------
Accumulated other comprehensive loss........................  $31,111   $24,302
                                                              -------   -------
                                                              -------   -------

    In June 2000, the Financial Accounting Standards Board ('FASB') issued SFAS No. 138, 'Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133.' This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The effect of the adoption of these pronouncements was a reduction of approximately $2,966 ($4,907 pre-tax) to other comprehensive income attributable to the net liability to be recorded for cash flow hedges.

    In July 2001, the FASB issued SFAS No. 141 'Business Combinations' and SFAS No. 142 'Goodwill and Other Intangible Assets.' SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002, and accordingly, the Company ceased amortizing goodwill. Upon adoption of SFAS No. 142, the Company recorded a

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

charge of $161,125 (net of a tax benefit of $39,760) as a cumulative effect of a change in accounting principle. The following illustrates what net income (loss) and income (loss) per share would have been had these provisions been adopted for all periods presented:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                                ----        ----       ----
Reported net income (loss)..................................  $(360,649)  $(170,844)  $50,241
    Add back: goodwill amortization.........................         --      13,519    12,914
                                                              ---------   ---------   -------
    Adjusted net income (loss)..............................  $(360,649)  $(157,325)  $63,155
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------
Income (loss) per share, basic:
    Reported net income (loss)..............................  $  (14.13)  $   (6.72)  $  2.04
    Add back: goodwill amortization.........................         --         .53       .52
                                                              ---------   ---------   -------
    Adjusted net income (loss)..............................  $  (14.13)  $   (6.19)  $  2.56
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------
Income (loss) per share, assuming dilution:
    Reported net income (loss)..............................  $  (14.13)  $   (6.72)  $  1.99
    Add back: goodwill amortization.........................         --         .53       .51
                                                              ---------   ---------   -------
    Adjusted net income (loss)..............................  $  (14.13)  $   (6.19)  $  2.50
                                                              ---------   ---------   -------
                                                              ---------   ---------   -------

    Carrying amount of goodwill by segment is as follows:

                                            PERFORMANCE
                                             PRODUCTS     MANUFACTURING   COMMUNICATIONS   CONSOLIDATED
                                             --------     -------------   --------------   ------------
Balance at December 31, 2000..............   $ 74,839       $174,739        $ 126,927       $ 376,505
Amortization..............................     (3,230)        (5,130)          (5,159)        (13,519)
Impairments...............................     (5,844)       (15,346)          (7,381)        (28,571)
Foreign currency translation..............         --            (89)          (5,351)         (5,440)
                                             --------       --------        ---------       ---------
Balance at December 31, 2001..............     65,765        154,174          109,036         328,975
Adoption of SFAS No. 142..................    (44,027)       (48,200)        (109,036)       (201,263)
Foreign currency translation..............         --             12               --              12
                                             --------       --------        ---------       ---------
Balance at December 31, 2002..............   $ 21,738       $105,986        $      --       $ 127,724
                                             --------       --------        ---------       ---------
                                             --------       --------        ---------       ---------

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

    In July 2001, the FASB issued SFAS No. 143 'Accounting for Asset Retirement Obligations,' which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144 'Accounting for the Impairment or Disposal of Long-lived Assets,' which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount or fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this standard on

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

January 1, 2002. There was no effect upon adoption on the Company's consolidated financial statements.

    In July 2002, the FASB issued SFAS No. 146 'Accounting for Costs Associated with Exit or Disposal Activities,' which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flow.

    In November 2002, the FASB issued Interpretation No. 45, 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements
No. 5, 57 and a rescission of FASB Interpretation No. 34,' which expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

    In December 2002, the FASB issued SFAS No. 148 'Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement
No. 123,' which requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies. The Company has adopted this standard for its 2002 financial statements, and has included the expanded disclosure in Note 2.

    Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 3 -- DEBTOR FINANCIAL INFORMATION

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

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED COMBINED STATEMENT OF OPERATIONS

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    2002
                                                                    ----
Net revenues................................................      $ 881,483
Cost of sales...............................................        723,651
Selling, general and administrative expense.................        109,804
Restructuring and impairment charges........................         23,285
                                                                  ---------
    Operating profit........................................         24,743
Interest expense (contractual interest for 2002 was
  $57,827)..................................................         42,544
Reorganization items........................................         11,631
Other expense, net..........................................         13,531
                                                                  ---------
    Loss before income taxes and cumulative effect of a
      change in accounting principle........................        (42,963)
Income tax provision........................................        125,603
Cumulative effect of a change in accounting principle.......        (95,048)
Equity in loss from subsidiaries............................        (97,035)
                                                                  ---------
    Net loss................................................      $(360,649)
                                                                  ---------
                                                                  ---------

CONDENSED COMBINED BALANCE SHEET

                                                                DECEMBER 31,
                                                                    2002
                                                                    ----
Current assets:
    Cash and cash equivalents...............................     $   94,708
    Receivables, net........................................        132,089
    Inventories.............................................         66,395
    Other current assets....................................         21,754
                                                                 ----------
        Total current assets................................        314,946
Property, plant and equipment, net..........................        231,505
Goodwill....................................................        126,563
Intercompany receivable (payable)...........................         12,653
Investment in subsidiaries..................................         96,481
Other assets................................................         21,848
                                                                 ----------
        Total assets........................................     $  803,996
                                                                 ----------
                                                                 ----------
Current liabilities:
    Accounts payable........................................     $   31,978
    Accrued liabilities.....................................         98,147
    Current portion of long-term debt.......................            101
                                                                 ----------
        Total current liabilities...........................        130,226
Long-term debt..............................................            596
Liabilities subject to compromise...........................      1,143,765
Other liabilities...........................................         39,730
                                                                 ----------
        Total liabilities...................................      1,314,317
Deficit.....................................................       (510,321)
                                                                 ----------
        Total liabilities and deficit.......................     $  803,996
                                                                 ----------
                                                                 ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    2002
                                                                    ----
Net cash provided by operating activities...................     $   21,944
                                                                 ----------
Net cash used for reorganization items......................           (464)
                                                                 ----------
Net cash used for investing activities......................        (31,608)
                                                                 ----------
Cash flows from financing activities:
    Intercompany cash transfers.............................        (30,650)
    Other...................................................        142,143
                                                                 ----------
Net cash provided by financing activities...................        111,493
                                                                 ----------
Increase in cash and cash equivalents.......................        101,365
Cash and cash equivalents at beginning of year..............         (6,657)
                                                                 ----------
Cash and cash equivalents at end of year....................     $   94,708
                                                                 ----------
                                                                 ----------

    Liabilities subject to compromise in the Consolidated and Debtor-in-Possession balance sheets consist of the following items at December 31, 2002:

    Accounts payable.......................................      $   44,331
    Accrued interest payable................................         17,795
    Accrued liabilities.....................................         12,644
    Long-term debt..........................................        921,986
    Long-term liabilities...................................        147,009
                                                                 ----------
                                                                 $1,143,765
                                                                 ----------
                                                                 ----------

    Reorganization items in the Consolidated and Debtor-in-Possession statement of operations consist of the following for the year ended December 31, 2002:

    Professional fees.......................................     $    6,006
    Employee costs..........................................          2,528
    Interest income.........................................           (185)
    Settlement of pre-petition liabilities..................           (990)
    Other...................................................          4,272
                                                                 ----------
                                                                 $   11,631
                                                                 ----------
                                                                 ----------

NOTE 4 -- SPECIAL CHARGES

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

    The following tables summarize the Company's accruals for restructuring costs:

                                                               EMPLOYEE
                                                              TERMINATION    FACILITY
                                                                 COSTS      EXIT COSTS
                                                                 -----      ----------
Provisions..................................................    $20,160      $ 5,304
Amounts paid................................................     (8,539)        (676)
                                                                -------      -------
Balance at December 31, 2001................................     11,621        4,628
Provisions..................................................     13,152          267
Reclassified to liabilities subject to compromise...........     (1,338)      (2,196)
Amounts paid................................................     (9,542)      (1,547)
                                                                -------      -------
Balance at December 31, 2002................................    $13,893      $ 1,152
                                                                -------      -------
                                                                -------      -------

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

    The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                      ----         ----         ----
Basic earnings per common share:
    Weighted average common shares outstanding...  25,527,570   25,434,802   24,670,854
                                                   ----------   ----------   ----------
Diluted earnings per common share:
    Weighted average common shares outstanding...  25,527,570   25,434,802   24,670,854
    Options and restricted units.................          --           --      542,117
                                                   ----------   ----------   ----------
        Total....................................  25,527,570   25,434,802   25,212,971
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

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

NOTE 7 -- INCOME TAXES

    Income from continuing operations before income taxes is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                          ----       ----       ----
United States.........................................  $(89,931)  $(260,549)  $28,759
Foreign...............................................    (2,996)     14,806    60,068
                                                        --------   ---------   -------
    Total.............................................  $(92,927)  $(245,743)  $88,827
                                                        --------   ---------   -------
                                                        --------   ---------   -------

    The components of the income tax provision are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                           2002       2001      2000
                                                           ----       ----      ----
United States:
    Current............................................  $ (8,674)  $(20,025)  $13,203
    Deferred...........................................   104,238    (43,732)    4,515
Foreign:
    Current............................................     5,728      6,968     9,391
    Deferred...........................................    (8,703)    (2,120)    9,453
State:
    Current............................................     1,166     (7,264)      886
    Deferred...........................................    12,842     (8,726)    1,138
                                                         --------   --------   -------
        Total..........................................  $106,597   $(74,899)  $38,586
                                                         --------   --------   -------
                                                         --------   --------   -------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    A summary of the components of deferred tax assets and liabilities is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                                ----       ----
Net operating loss carry forwards...........................  $ 30,439   $ 16,398
Postretirement benefits.....................................    37,030     35,465
Nondeductible accruals......................................    71,851     82,670
Goodwill....................................................    38,668      4,892
Foreign operations..........................................     6,044      6,044
Deferred tax on comprehensive income........................    16,838     15,899
Other.......................................................     9,600      7,102
                                                              --------   --------
    Deferred tax assets.....................................   210,470    168,470
                                                              --------   --------
Property, plant and equipment...............................    20,848     47,113
                                                              --------   --------
    Deferred tax liabilities................................    20,848     47,113
Valuation allowance.........................................   148,861      6,044
                                                              --------   --------
    Net deferred tax assets.................................  $ 40,761   $115,313
                                                              --------   --------
                                                              --------   --------

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

    The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                             YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                           2002        2001        2000
                                                           ----        ----        ----
U.S. federal statutory rate.............................   (35.0)%     (35.0)%      35.0 %
State income taxes, net of federal benefit..............    (4.4)       (4.2)        1.8
Tax effect of foreign operations........................     3.5         5.8         3.8
Income from S-Corporations not subject to income tax....      --          --        (3.0)
Non-deductible goodwill.................................      --         3.5         1.9
Revaluation of deferred taxes...........................      --          --         3.2
Valuation allowance.....................................   151.7          --          --
Other...................................................    (1.1)        (.6)         .7
                                                          ------      ------      ------
    Total...............................................   114.7 %     (30.5)%      43.4 %
                                                          ------      ------      ------
                                                          ------      ------      ------

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

                                                                                    OTHER
                                                 PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                             YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                          ------------------------------   ------------------------
                                            2002       2001       2000      2002     2001     2000
                                            ----       ----       ----      ----     ----     ----
UNITED STATES:
Components of net periodic benefit
  cost:
    Service cost.......................   $  4,167   $  3,825   $  4,179   $1,108   $1,016   $  908
    Interest cost......................     12,138     11,529     11,355    3,573    3,170    3,047
    Expected return on plan assets.....    (14,649)   (14,075)   (12,926)      --       --       --
    Amortization of net:
        Prior service cost.............        300        346        263     (782)    (739)    (739)
        (Gain)/loss....................       (371)      (778)      (258)      30     (428)    (640)
                                          --------   --------   --------   ------   ------   ------
    Net periodic benefit cost..........   $  1,585   $    847   $  2,613   $3,929   $3,019   $2,576
                                          --------   --------   --------   ------   ------   ------
                                          --------   --------   --------   ------   ------   ------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      OTHER
                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                          DECEMBER 31,            DECEMBER 31,
                                                       -------------------   -----------------------
                                                         2002       2001        2002         2001
                                                         ----       ----        ----         ----
Change in benefit obligation:
    Benefit obligation at prior measurement date.....  $172,139   $164,380    $ 51,440     $ 43,512
    Service cost.....................................     4,167      3,825       1,108        1,016
    Interest cost....................................    12,138     11,529       3,573        3,170
    Actuarial loss...................................    17,776        520       5,871        6,976
    Benefits paid....................................    (9,947)    (9,492)     (3,539)      (3,234)
    Plan amendments..................................      (239)     1,377        (441)          --
                                                       --------   --------    --------     --------
    Benefit obligation at measurement date...........  $196,034   $172,139    $ 58,012     $ 51,440
                                                       --------   --------    --------     --------
                                                       --------   --------    --------     --------
Change in plan assets:
    Fair value of assets at prior measurement date...  $145,162   $169,481    $     --     $     --
    Actual return on plan assets.....................   (12,114)   (15,741)         --           --
    Employer contributions...........................       844        914       3,539        3,234
    Benefits paid....................................    (9,947)    (9,492)     (3,539)      (3,234)
                                                       --------   --------    --------     --------
    Fair value of assets at measurement date.........  $123,945   $145,162    $     --     $     --
                                                       --------   --------    --------     --------
                                                       --------   --------    --------     --------
Reconciliation of funded status:
    Funded status....................................  $(72,089)  $(26,977)   $(58,012)    $(51,440)
    Unrecognized net:
        Prior service cost...........................     1,619      1,918      (1,785)      (2,126)
        (Gain)/loss..................................    48,191      3,521       5,130         (712)
                                                       --------   --------    --------     --------
    Net amount recognized............................  $(22,279)  $(21,538)   $(54,667)    $(54,278)
                                                       --------   --------    --------     --------
                                                       --------   --------    --------     --------

    For pension plans included above with accumulated benefit obligations in excess of plan assets, for 2002 and 2001, the projected benefit obligations were $196,034 and $159,275, respectively, the accumulated benefit obligations were $171,662 and $139,649, respectively, and the fair values of plan assets for those plans were $123,945 and $133,119, respectively.

    The weighted-average assumptions used in accounting for the plans were:

                                                                 2002              2001              2000
                                                                 ----              ----              ----
Discount rate.............................................       6 1/2%            7 1/4%            7 1/2%
Long-term rate of return on assets........................           9%                9%                9%
Average rate of increase in employee compensation.........           5%                5%                5%

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

                                                                                      OTHER
                                                 PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                             YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,
                                          -------------------------------   -------------------------
                                           2002        2001        2000      2002     2001     2000
FOREIGN:                                   ----        ----        ----      ----     ----     ----
Components of net periodic benefit cost:
    Service cost........................  $  630      $  590      $   587    $16      $14       $13
    Interest cost.......................   2,980       2,774        2,817     74       64        66
    Expected return on plan assets......    (705)       (786)      (1,087)    --       --        --
    Amortization of net:
        Prior service cost..............       6           6            6     --       --        --
        (Gain)/loss.....................     141          --          355      7       --        --
                                          ------      ------      -------    ---      ---       ---
    Net periodic benefit cost...........  $3,052      $2,584      $ 2,678    $97      $78       $79
                                          ------      ------      -------    ---      ---       ---
                                          ------      ------      -------    ---      ---       ---

                                                                                         OTHER
                                                                                    POSTRETIREMENT
                                                         PENSION BENEFITS              BENEFITS
                                                           DECEMBER 31,              DECEMBER 31,
                                                      ----------------------      -------------------
                                                        2002          2001         2002         2001
                                                        ----          ----         ----         ----
Change in benefit obligation:
    Benefit obligation at prior measurement date....   $49,175       $49,553         $909       $884
    Service cost....................................       630           590           16         14
    Employee contributions..........................       130            29           --         --
    Interest cost...................................     2,980         2,774           74         64
    Actuarial loss..................................        47         1,517          853         37
    Foreign currency translation....................     8,277        (2,796)           9        (51)
    Benefits paid...................................    (2,748)       (2,492)         (43)       (39)
                                                      --------      --------      -------      -----
    Benefit obligation at measurement date..........  $ 58,491      $ 49,175      $ 1,818      $ 909
                                                      --------      --------      -------      -----
                                                      --------      --------      -------      -----
Change in plan assets:
    Fair value of assets at prior measurement
      date..........................................  $  8,198      $  9,663      $    --      $  --
    Actual return on plan assets....................    (1,068)         (997)          --         --
    Employer contributions..........................     3,063         2,519           43         39
    Employee contributions..........................       130            29           --         --
    Foreign currency translation....................       753          (524)          --         --
    Benefits paid...................................    (2,748)       (2,492)         (43)       (39)
                                                      --------      --------      -------      -----
    Fair value of assets at measurement date........  $  8,328      $  8,198      $    --      $  --
                                                      --------      --------      -------      -----
                                                      --------      --------      -------      -----
Reconciliation of funded status:
    Funded status...................................  $(50,163)     $(40,977)     $(1,818)     $(909)
    Unrecognized net:
        Prior service cost..........................        20            26           --         --
        Loss........................................     4,687         2,984          856         11
                                                      --------      --------      -------      -----
    Net amount recognized...........................  $(45,456)     $(37,967)     $  (962)     $(898)
                                                      --------      --------      -------      -----
                                                      --------      --------      -------      -----

    For pension plans included above with accumulated benefit obligations in excess of plan assets, for 2002 and 2001, the projected benefit obligations were $54,557 and $45,086, respectively, the accumulated benefit obligations were $53,364 and $43,599, respectively, and the fair values of plan assets for those plans were $4,537 and $4,102, respectively.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The weighted-average assumptions used in accounting for the plans were:

                                                           2002       2001       2000
                                                           ----       ----       ----
Discount rate............................................  5 3/4%        6%       6%
Long-term rate of return on assets.......................      8%    8 1/2%       9%
Average rate of increase in employee compensation........  3 3/4%        5%       5%

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

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

    Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows:

YEAR ENDING
DECEMBER 31,
------------
  2003......................................................  $10,166
  2004......................................................    6,621
  2005......................................................    5,259
  2006......................................................    4,599
  2007......................................................    2,828
  thereafter................................................    4,395
                                                              -------
                                                              $33,868
                                                              -------
                                                              -------

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

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PRODUCT WARRANTIES

    Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized. Activity in the aggregate product warranty liability is summarized as follows:

                                                               2002         2001
                                                               ----         ----
Balance at beginning of period..............................  $6,119       $ 6,474
Accruals....................................................   2,711         1,329
Payments....................................................    (968)       (1,530)
Adjustments and other.......................................    (749)         (154)
                                                              ------       -------
Balance at end of period....................................  $7,113       $ 6,119
                                                              ------       -------
                                                              ------       -------

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

NOTE 11 -- ADDITIONAL FINANCIAL INFORMATION

    RECEIVABLES

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                            ----       ----
    Trade...............................................  $189,281   $199,718
    Other...............................................    18,822     16,306
    Allowance for doubtful accounts.....................   (22,278)   (32,062)
                                                          --------   --------
                                                          $185,825   $183,962
                                                          --------   --------
                                                          --------   --------

    INVENTORIES

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                            ----       ----
    Raw materials.......................................  $ 41,003   $ 47,112
    Work in process.....................................    16,363     15,156
    Finished products...................................    42,077     40,795
    Supplies and containers.............................     5,275      4,611
                                                          --------   --------
                                                          $104,718   $107,674
                                                          --------   --------
                                                          --------   --------

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

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    PROPERTY, PLANT AND EQUIPMENT

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                            ----       ----
    Land and improvements...............................  $ 39,437   $ 37,402
    Machinery and equipment.............................   525,797    508,995
    Buildings and leasehold improvements................    93,346     90,583
    Construction in progress............................    48,883     52,659
                                                          --------   --------
                                                           707,463    689,639
    Less accumulated depreciation and amortization......  (398,638)  (331,113)
                                                          --------   --------
                                                          $308,825   $358,526
                                                          --------   --------
                                                          --------   --------

    ACCRUED LIABILITIES

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                            ----       ----
    Wages, salaries and benefits........................  $ 33,959   $ 36,547
    Interest............................................        14     12,166
    Income taxes........................................       850      5,908
    Taxes, other than income taxes......................     6,982      7,109
    Other...............................................    86,909     81,027
                                                          --------   --------
                                                          $128,714   $142,757
                                                          --------   --------
                                                          --------   --------

NOTE 12 -- LONG-TERM DEBT

                                                                        DECEMBER 31,
                                                                     -------------------
                                                       MATURITIES      2002       2001
                                                       ----------      ----       ----
Bank term loans -- floating rates...................    2002-2007    $463,401   $486,250
Revolving credit facility -- floating rate..........      2005        264,718    115,000
Senior Subordinated Notes -- 11%....................      2009        193,867    200,000
Other debt -- floating rate.........................    2002-2018      17,543     31,176
                                                                     --------   --------
    Total debt......................................                  939,529    832,426
    Less: current portion...........................                   15,091     32,674
    Liabilities subject to compromise...............                  921,986         --
                                                                     --------   --------
    Net long-term debt..............................                 $  2,452   $799,752
                                                                     --------   --------
                                                                     --------   --------

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

    In order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. The new facility will enable the Company to issue up to $50,000 of letters of credit, including approximately $30,000 of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and will provide the Company's Noma Company subsidiary with a $10,000 revolving credit facility for working capital and other general corporate purposes of Noma Company. Borrowings under the revolving credit facility will bear interest at variable rates based on prime plus 2.3 percent or LIBOR plus 3.5 percent. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

NOTE 13 -- CAPITAL STOCK

    The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, of which 21,439,310 and 20,567,403 were outstanding at December 31, 2002 and 2001, respectively, and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis, of which 3,896,860 and 4,750,107 shares were outstanding at December 31, 2002 and 2001, respectively. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

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

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- STOCK INCENTIVE PLANS

    The Company has several long-term incentive plans pursuant to which stock options and other equity-related incentive awards may be granted to officers, non-employee directors and other key people. Stock options generally are granted with an exercise price equal to the market price on the day the option is granted, vest over three years and have a maximum term of 10 years. Restricted units, which represent common stock to be issued to the participant upon vesting, vest over five years for employees and four years for non-employee directors. Compensation cost (income) recorded for stock-based compensation under those plans was $(525), $(86), and $1,392, for the years ended
December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the total number of shares authorized for grants under these plans was approximately 4,900,000, with approximately 1,300,000 shares available for grant.

    Information with respect to all stock options is summarized below:

                                      2002                            2001                            2000
                           --------------------------      --------------------------      --------------------------
                                          WEIGHTED                        WEIGHTED                        WEIGHTED
                                          AVERAGE                         AVERAGE                         AVERAGE
                            SHARES     EXERCISE PRICE       SHARES     EXERCISE PRICE       SHARES     EXERCISE PRICE
                            ------     --------------       ------     --------------       ------     --------------
Outstanding at beginning
  of year................  3,004,000       $11.60          3,100,700       $12.32          1,933,800       $13.66
Options granted..........         --           --            313,000         2.62          1,221,000        10.27
Options exercised........         --           --             21,900         9.43             22,000        13.29
Options cancelled........    163,000        10.56            387,800        10.26             32,100        14.18
                           ---------                       ---------                       ---------
Outstanding at end of
  year...................  2,841,000       $11.66          3,004,000       $11.60          3,100,700       $12.32
                           ---------                       ---------                       ---------
                           ---------                       ---------                       ---------
Exercisable at end of
  year...................  1,950,200       $12.45          1,387,400       $13.26            739,400       $14.20

    The following table summarizes information about stock options outstanding at December 31, 2002:

                                                   OUTSTANDING                           EXERCISABLE
                                  ---------------------------------------------   --------------------------
                                              WEIGHTED AVERAGE
                                                 REMAINING          WEIGHTED                     WEIGHTED
                                  NUMBER OF     CONTRACTUAL         AVERAGE       NUMBER OF      AVERAGE
 RANGE OF EXERCISE PRICES          OPTIONS          LIFE         EXERCISE PRICE    OPTIONS    EXERCISE PRICE
 ------------------------          -------          ----         --------------    -------    --------------
$ 1.11 -- $ 5.00................    210,000         8.8              $ 1.33          63,000       $ 1.33
$ 5.00 -- $10.00................    903,500         7.0              $ 9.48         609,700       $ 9.53
$10.00 -- $15.00................  1,374,000         4.2              $13.05         940,000       $13.08
$15.00 -- $18.73................    353,500         5.0              $17.99         337,500       $18.05
                                  ---------                                       ---------
                                  2,841,000                                       1,950,200
                                  ---------                                       ---------
                                  ---------                                       ---------

NOTE 15 -- FINANCIAL INSTRUMENTS

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

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2002    2001     2000
                                                              ----    ----     ----
Proceeds....................................................  $561   $4,582   $4,140
Gross realized gains........................................    --   $1,123   $1,893
Gross realized losses.......................................  $386   $  564       --

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

                                                                           INTEREST RATE
                                                NOTIONAL                -------------------
                                                 AMOUNT    MATURITIES   RECEIVE(1)   PAY(2)
                                                 ------    ----------   ----------   ------
December 2001.................................  $175,000   2002-2006       2.0%       6.8%

---------
(1)  Three-month LIBOR.

(2)  Represents the weighted average rate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

                                               DECEMBER 31, 2002     DECEMBER 31, 2001
                                              -------------------   -------------------
                                              CARRYING     FAIR     CARRYING     FAIR
                                               AMOUNT     VALUE      AMOUNT     VALUE
                                               ------     -----      ------     -----
Marketable equity securities................        --         --   $    572   $    572
Long-term debt..............................  $939,529   $442,657   $832,426   $748,426
Interest rate swap agreements...............        --         --   $(10,566)  $(10,566)

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

NOTE 16 -- GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

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

    Industry segment information is summarized as follows:

                                        NET REVENUES                   OPERATING PROFIT (LOSS)
                                  YEARS ENDED DECEMBER 31,             YEARS ENDED DECEMBER 31,
                            ------------------------------------   --------------------------------
                               2002         2001         2000        2002        2001        2000
                               ----         ----         ----        ----        ----        ----
Performance Products......  $  357,427   $  360,927   $  353,125   $  28,657   $ (30,444)  $ 40,024
Manufacturing.............     477,113      478,488      553,262      44,807     (10,831)    64,206
Communications............     293,993      405,005      507,800     (89,519)   (119,108)    59,851
                            ----------   ----------   ----------   ---------   ---------   --------
    Total segments........   1,128,533    1,244,420    1,414,187     (16,055)   (160,383)   164,081
Eliminations and other
  corporate expenses......          --           --           --      (9,016)    (12,363)    (4,790)
                            ----------   ----------   ----------   ---------   ---------   --------
Consolidated..............  $1,128,533   $1,244,420   $1,414,187     (25,071)   (172,746)   159,291
                            ----------   ----------   ----------
                            ----------   ----------   ----------
Interest expense..........                                            60,135      74,980     74,948
Other (income), expense
  net.....................                                             7,721      (1,983)    (4,484)
                                                                   ---------   ---------   --------
Consolidated income (loss)
  before income taxes and
  cumulative effect of a
  change in accounting
  principle...............                                         $ (92,927)  $(245,743)  $ 88,827
                                                                   ---------   ---------   --------
                                                                   ---------   ---------   --------

                                           CAPITAL EXPENDITURES       DEPRECIATION AND AMORTIZATION
                                         YEARS ENDED DECEMBER 31,        YEARS ENDED DECEMBER 31,
                                        ---------------------------   ------------------------------
                                         2002      2001      2000       2002       2001       2000
                                         ----      ----      ----       ----       ----       ----
Performance Products..................  $23,808   $20,554   $20,023   $15,484    $21,203    $23,346
Manufacturing.........................   15,855    12,383    16,376    16,891     23,043     23,115
Communications........................   12,777    44,841    44,899    15,528     24,071     22,512
                                        -------   -------   -------   -------    -------    -------
Consolidated..........................  $52,440   $77,778   $81,298   $47,903    $68,317    $68,973
                                        -------   -------   -------   -------    -------    -------
                                        -------   -------   -------   -------    -------    -------

                                                                IDENTIFIABLE ASSETS
                                                                   DECEMBER 31,
                                                                -------------------
                                                                  2002        2001
                                                                  ----        ----
Performance Products........................................    $249,326   $  303,788
Manufacturing(1)............................................     369,415      409,006
Communications..............................................     258,595      426,767
Corporate...................................................      79,649       25,282
                                                                --------   ----------
Consolidated................................................    $956,985   $1,164,843
                                                                --------   ----------
                                                                --------   ----------

---------
(1) Includes equity method investments of $18,274 and $21,608, respectively.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Geographic area information is summarized as follows:

                                                EXTERNAL REVENUES(1)           LONG-LIVED ASSETS(2)
                                              YEARS ENDED DECEMBER 31,             DECEMBER 31,
                                        ------------------------------------   ---------------------
                                           2002         2001         2000        2002        2001
                                           ----         ----         ----        ----        ----
United States.........................  $  746,492   $  811,788   $  951,608   $276,705    $376,638
Canada................................     115,957       99,647      113,574    112,881     159,993
Other Foreign.........................     266,084      332,985      349,005     73,682     195,108
                                        ----------   ----------   ----------   --------    --------
Consolidated..........................  $1,128,533   $1,244,420   $1,414,187   $463,268    $731,739
                                        ----------   ----------   ----------   --------    --------
                                        ----------   ----------   ----------   --------    --------

---------
(1) Revenues are attributed to geographic areas based on the locations of customers.

(2) Represents all non-current assets except deferred tax assets and financial instruments.

NOTE 17 -- SUMMARIZED FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002

                                                                    NON-
                                                   SUBSIDIARY    GUARANTOR
                                        PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ------     ----------   ------------   ------------   ------------
Net revenues.........................  $      --   $ 725,087     $ 442,333       $(38,887)     $1,128,533
Cost of sales........................         --     588,978       349,086        (38,887)        899,177
Selling, general and administrative
  expense............................      1,362     100,571        74,256             --         176,189
Restructuring and impairment
  charges............................         --      23,285        54,953             --          78,238
                                       ---------   ---------     ---------       --------      ----------
    Operating profit (loss)..........     (1,362)     12,253       (35,962)            --         (25,071)
Interest expense.....................     48,354      46,521         8,551        (43,291)         60,135
Other (income) expense, net..........    (39,512)      4,797          (855)        43,291           7,721
                                       ---------   ---------     ---------       --------      ----------
    Income (loss) before income taxes
      and cumulative effect of a
      change in accounting
      principle......................    (10,204)    (39,065)      (43,658)            --         (92,927)
Income tax provision (benefit).......    138,911     (15,001)      (17,313)            --         106,597
Cumulative effect of a change in
  accounting principle...............         --     (65,359)      (95,766)            --        (161,125)
Equity in loss from subsidiaries.....   (211,534)   (122,111)           --        333,645              --
                                       ---------   ---------     ---------       --------      ----------
    Net loss.........................  $(360,649)  $(211,534)    $(122,111)      $333,645      $ (360,649)
                                       ---------   ---------     ---------       --------      ----------
                                       ---------   ---------     ---------       --------      ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001

                                                                    NON-
                                                   SUBSIDIARY    GUARANTOR
                                        PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ------     ----------   ------------   ------------   ------------
Net revenues.........................  $      --   $ 766,783      $517,181       $(39,544)     $1,244,420
Cost of sales........................         --     643,812       389,678        (39,544)        993,946
Selling, general and administrative
  expense............................      2,801     149,322        83,680             --         235,803
Restructuring and impairment
  charges............................         --     161,150        26,267             --         187,417
                                       ---------   ---------      --------       --------      ----------
    Operating profit (loss)..........     (2,801)   (187,501)       17,556             --        (172,746)
Interest expense.....................     60,123      69,567        17,005        (71,715)         74,980
Other (income) expense, net..........    (56,318)    (10,094)       (7,286)        71,715          (1,983)
                                       ---------   ---------      --------       --------      ----------
    Income (loss) before income
      taxes..........................     (6,606)   (246,974)        7,837             --        (245,743)
Income tax provision (benefit).......     (2,008)    (75,273)        2,382             --         (74,899)
Equity in income (loss) from
  subsidiaries.......................   (166,246)      5,455            --        160,791              --
                                       ---------   ---------      --------       --------      ----------
    Net income (loss)................  $(170,844)  $(166,246)     $  5,455       $160,791      $ (170,844)
                                       ---------   ---------      --------       --------      ----------
                                       ---------   ---------      --------       --------      ----------

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000

                                                                    NON-
                                                   SUBSIDIARY    GUARANTOR
                                         PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         ------    ----------   ------------   ------------   ------------
Net revenues..........................  $     --    $901,743      $554,593       $(42,149)     $1,414,187
Cost of sales.........................        --     687,025       391,487        (42,149)      1,036,363
Selling, general and administrative
  expense.............................     2,298     127,891        88,344             --         218,533
                                        --------    --------      --------       --------      ----------
    Operating profit (loss)...........    (2,298)     86,827        74,762             --         159,291
Interest expense......................    53,278      58,678        19,574        (56,582)         74,948
Other (income) expense, net...........   (52,896)     (8,801)          631         56,582          (4,484)
                                        --------    --------      --------       --------      ----------
    Income (loss) before income
      taxes...........................    (2,680)     36,950        54,557             --          88,827
Income tax provision (benefit)........    (1,072)     20,662        18,996             --          38,586
Equity in income from subsidiaries....    51,849      35,561            --        (87,410)             --
                                        --------    --------      --------       --------      ----------
    Net income........................  $ 50,241    $ 51,849      $ 35,561       $(87,410)     $   50,241
                                        --------    --------      --------       --------      ----------
                                        --------    --------      --------       --------      ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                       PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------     ----------   ------------   ------------   ------------
Current assets:
    Cash and cash equivalents.......  $  64,046   $  22,230      $ 46,754       $     --      $  133,030
    Receivables, net................      8,674      95,978        81,173             --         185,825
    Inventories.....................         --      51,776        52,942             --         104,718
    Other current assets............    (29,129)     46,215        10,269             --          27,355
                                      ---------   ---------      --------       --------      ----------
    Total current assets............     43,591     216,199       191,138             --         450,928
Property, plant and equipment,
  net...............................         --     211,525        97,300             --         308,825
Goodwill............................         --      45,005        82,719             --         127,724
Intercompany receivable (payable)...    714,357    (696,631)      (17,726)            --              --
Investment in subsidiaries..........   (335,365)     83,305            --        252,060              --
Other assets........................    (83,903)     90,104        63,307             --          69,508
                                      ---------   ---------      --------       --------      ----------
    Total assets....................  $ 338,680   $ (50,493)     $416,738       $252,060      $  956,985
                                      ---------   ---------      --------       --------      ----------
                                      ---------   ---------      --------       --------      ----------
Current liabilities:
    Accounts payable................  $       6   $  24,445      $ 26,401       $     --      $   50,852
    Accrued liabilities.............     25,036      53,071        50,607             --         128,714
    Current portion of long-term
      debt..........................         --         101        14,990             --          15,091
                                      ---------   ---------      --------       --------      ----------
    Total current liabilities.......     25,042      77,617        91,998             --         194,657
Long-term debt......................         --         596         1,856             --           2,452
Liabilities subject to compromise...    821,895     169,960       151,910             --       1,143,765
Other liabilities...................      2,064      36,699        87,669             --         126,432
                                      ---------   ---------      --------       --------      ----------
    Total liabilities...............    849,001     284,872       333,433             --       1,467,306
Equity (deficit)....................   (510,321)   (335,365)       83,305        252,060        (510,321)
                                      ---------   ---------      --------       --------      ----------
    Total liabilities and equity
      (deficit).....................  $ 338,680   $ (50,493)     $416,738       $252,060      $  956,985
                                      ---------   ---------      --------       --------      ----------
                                      ---------   ---------      --------       --------      ----------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001

                                                                   NON-
                                                  SUBSIDIARY    GUARANTOR
                                        PARENT    GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ------    ----------   ------------   ------------   ------------
Current assets:
    Cash and cash equivalents........  $     --   $     443      $  8,762      $      --      $    9,205
    Receivables, net.................        --     105,246        78,716             --         183,962
    Inventories......................        --      55,205        52,469             --         107,674
    Other current assets.............     1,488      43,633         7,695             --          52,816
                                       --------   ---------      --------      ---------      ----------
    Total current assets.............     1,488     204,527       147,642             --         353,657
Property, plant and equipment, net...        --     270,780        87,746             --         358,526
Goodwill.............................        --     161,664       167,311             --         328,975
Intercompany receivable (payable)....   643,909    (742,123)       98,214             --              --
Investment in subsidiaries...........   (88,541)    203,931            --       (115,390)             --
Other assets.........................     3,995     110,242         9,448             --         123,685
                                       --------   ---------      --------      ---------      ----------
    Total assets.....................  $560,851   $ 209,021      $510,361      $(115,390)     $1,164,843
                                       --------   ---------      --------      ---------      ----------
                                       --------   ---------      --------      ---------      ----------
Current liabilities:
    Accounts payable.................  $    274   $  66,062      $ 33,383      $      --      $   99,719
    Accrued liabilities..............    37,211      60,243        45,303             --         142,757
    Current portion of long-term
      debt...........................    15,125         110        17,439             --          32,674
                                       --------   ---------      --------      ---------      ----------
    Total current liabilities........    52,610     126,415        96,125             --         275,150
Long-term debt.......................   639,875         678       159,199             --         799,752
Other liabilities....................    10,703     170,469        51,106             --         232,278
                                       --------   ---------      --------      ---------      ----------
    Total liabilities................   703,188     297,562       306,430             --       1,307,180
Equity (deficit).....................  (142,337)    (88,541)      203,931       (115,390)       (142,337)
                                       --------   ---------      --------      ---------      ----------
    Total liabilities and equity
      (deficit)......................  $560,851   $ 209,021      $510,361      $(115,390)     $1,164,843
                                       --------   ---------      --------      ---------      ----------
                                       --------   ---------      --------      ---------      ----------

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002

                                                                               NON-
                                                              SUBSIDIARY    GUARANTOR
                                                    PARENT    GUARANTORS   SUBSIDIARIES   CONSOLIDATED
                                                    ------    ----------   ------------   ------------
Net cash (used for) provided by operating
  activities.....................................  $ (5,786)   $ 28,097      $ 23,316       $ 45,627
                                                   --------    --------      --------       --------
Net cash used for investing activities...........        --     (29,829)       (9,533)       (39,362)
                                                   --------    --------      --------       --------
Cash flows from financing activities:
    Intercompany cash transfers..................   (65,879)     24,205        41,674             --
    Other........................................   135,711        (686)      (19,183)       115,842
                                                   --------    --------      --------       --------
Net cash provided by financing activities........    69,832      23,519        22,491        115,842
                                                   --------    --------      --------       --------
Effect of exchange rates on cash.................        --          --         1,718          1,718
                                                   --------    --------      --------       --------
Increase in cash and cash equivalents............    64,046      21,787        37,992        123,825
Cash and cash equivalents at beginning of year...        --         443         8,762          9,205
                                                   --------    --------      --------       --------
Cash and cash equivalents at end of year.........  $ 64,046    $ 22,230      $ 46,754       $133,030
                                                   --------    --------      --------       --------
                                                   --------    --------      --------       --------

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001

                                                                               NON-
                                                              SUBSIDIARY    GUARANTOR
                                                    PARENT    GUARANTORS   SUBSIDIARIES   CONSOLIDATED
                                                    ------    ----------   ------------   ------------
Net cash provided by operating activities........  $ 11,506    $ 14,629      $ 42,272       $ 68,407
                                                   --------    --------      --------       --------
Net cash used for investing activities...........        --     (53,154)      (17,725)       (70,879)
                                                   --------    --------      --------       --------
Cash flows from financing activities:
    Intercompany cash transfers..................   (20,943)     41,316       (20,373)            --
    Other........................................     9,437       2,541        (3,880)         8,098
                                                   --------    --------      --------       --------
Net cash provided by (used for) financing
  activities.....................................   (11,506)     43,857       (24,253)         8,098
                                                   --------    --------      --------       --------
Effect of exchange rates on cash.................        --          --          (880)          (880)
                                                   --------    --------      --------       --------
Increase (decrease) in cash and cash
  equivalents....................................        --       5,332          (586)         4,746
Cash and cash equivalents at beginning of year...        --      (4,889)        9,348          4,459
                                                   --------    --------      --------       --------
Cash and cash equivalents at end of year.........  $     --    $    443      $  8,762       $  9,205
                                                   --------    --------      --------       --------
                                                   --------    --------      --------       --------

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000

                                                                               NON-
                                                              SUBSIDIARY    GUARANTOR
                                                   PARENT     GUARANTORS   SUBSIDIARIES   CONSOLIDATED
                                                   ------     ----------   ------------   ------------
Net cash provided by (used for) operating
  activities....................................  $  18,971   $ 132,721      $(64,422)     $  87,270
                                                  ---------   ---------      --------      ---------
Cash flows from investing activities:
    Acquisition of businesses net of cash
      acquired..................................         --    (138,380)           --       (138,380)
    Other.......................................         --     (77,035)      (16,034)       (93,069)
                                                  ---------   ---------      --------      ---------
Net cash used for investing activities..........         --    (215,415)      (16,034)      (231,449)
                                                  ---------   ---------      --------      ---------
Cash flows from financing activities:
    Proceeds from sale of stock.................     37,957          --            --         37,957
    Intercompany cash transfers.................    300,883    (400,106)       99,223             --
    Other.......................................   (357,862)    471,736       (22,212)        91,662
                                                  ---------   ---------      --------      ---------
Net cash provided by (used for) financing
  activities....................................    (19,022)     71,630        77,011        129,619
                                                  ---------   ---------      --------      ---------
Effect of exchange rates on cash................         --          --        (1,668)        (1,668)
                                                  ---------   ---------      --------      ---------
Decrease in cash and cash equivalents...........        (51)    (11,064)       (5,113)       (16,228)
Cash and cash equivalents at beginning of
  year..........................................         51       6,175        14,461         20,687
                                                  ---------   ---------      --------      ---------
Cash and cash equivalents at end of year........  $      --   $  (4,889)     $  9,348      $   4,459
                                                  ---------   ---------      --------      ---------
                                                  ---------   ---------      --------      ---------

NOTE 18 -- SUBSEQUENT EVENT

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

NOTE 19 -- UNAUDITED QUARTERLY INFORMATION

                                                                 2002
                               ------------------------------------------------------------------------
                                 FIRST          SECOND          THIRD          FOURTH           YEAR
                                 -----          ------          -----          ------           ----
Net revenues.................  $ 276,937       $ 302,729       $279,458       $269,409       $1,128,533
Gross profit.................     55,308          63,415         58,510         52,123          229,356
Income (loss) before
  cumulative effect of a
  change in accounting
  principle..................     (3,148)       (146,213)       (57,832)         7,669         (199,524)
Net income (loss)............   (164,273)(1)    (146,213)(2)    (57,832)(3)      7,669(4)      (360,649)
                               ---------       ---------       --------       --------       ----------
                               ---------       ---------       --------       --------       ----------
Earnings (loss) per common
  share -- basic:
Income (loss) before
  cumulative effect of a
  change in accounting
  principle..................  $    (.12)      $   (5.73)      $  (2.26)      $    .30       $    (7.82)
                               ---------       ---------       --------       --------       ----------
                               ---------       ---------       --------       --------       ----------
Net income (loss)............  $   (6.45)      $   (5.73)      $  (2.26)      $    .30       $   (14.13)
                               ---------       ---------       --------       --------       ----------
                               ---------       ---------       --------       --------       ----------
Earnings (loss) per common
  share -- diluted:
Income (loss) before
  cumulative effect of a
  change in accounting
  principle..................  $    (.12)      $   (5.73)      $  (2.26)      $    .30       $    (7.82)
                               ---------       ---------       --------       --------       ----------
                               ---------       ---------       --------       --------       ----------
Net income (loss)............  $   (6.45)      $   (5.73)      $  (2.26)      $    .30       $   (14.13)
                               ---------       ---------       --------       --------       ----------
                               ---------       ---------       --------       --------       ----------

---------
(1) Includes the cumulative effect of a change in accounting principle of $161,125 or $6.33 per share.

(2)  Includes restructuring and impairment charges of $23,618.

(3)  Includes restructuring and impairment charges of $49,722.

(4)  Includes restructuring charges of $4,898.

                                  GENTEK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2001
                                  -------------------------------------------------------------------
                                   FIRST      SECOND          THIRD          FOURTH           YEAR
                                   -----      ------          -----          ------           ----
Net revenues....................  $339,962   $ 319,474       $299,698       $285,286       $1,244,420
Gross profit....................    76,395      55,493 (1)     66,889         51,697 (3)      250,474
Net income (loss)...............     2,475    (102,429)(1)        190(2)     (71,080)(3)     (170,844)
                                  --------   ---------       --------       --------       ----------
                                  --------   ---------       --------       --------       ----------
Earnings (loss) per common
  share -- basic:...............  $    .10   $   (4.03)      $    .01       $  (2.79)      $    (6.72)
                                  --------   ---------       --------       --------       ----------
                                  --------   ---------       --------       --------       ----------
Earnings (loss) per common
  share -- assuming dilution:...  $    .10   $   (4.03)      $    .01       $  (2.79)      $    (6.72)
                                  --------   ---------       --------       --------       ----------
                                  --------   ---------       --------       --------       ----------

---------
(1) Includes charges to income totaling $150,769 ($99,333 after tax or $3.91 per share), which includes restructuring and impairment charges of $108,018, charges included in cost of sales of $16,431, principally related to loss provisions for obsolete and excess inventory, and charges included in selling, general administrative expenses of $26,320, principally related to loss provisions for accounts receivable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    Paul M. Montrone, 61, Chairman of the Board, has been a director of the Company since April 1999. Mr. Montrone has been Chairman of the Board and Chief Executive Officer of Fisher Scientific International Inc. ('Fisher') (scientific laboratory products) since March 1998, Chief Executive Officer and a director of Fisher from prior to 1998 to March 1998. Mr. Montrone is also a director of The General Chemical Group Inc. (Chairman) ('General Chemical Group').

    Paul M. Meister, 50, Vice Chairman of the Board, has been a director of the Company since April 1999. Mr. Meister has been Vice Chairman of the Board of Fisher since March 2001 and was Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Fisher from March 1998 to March 2001. From prior to 1998 to March 1998, Mr. Meister was Senior Vice President and Chief Financial Officer of Fisher. Mr. Meister is also a director of General Chemical Group (Vice Chairman), M & F Worldwide Corp., Minerals Technologies Inc. and National Waterworks, Inc.

    Bruce L. Koepfgen, 50, has been a director of the Company since September 1999. Mr. Koepfgen is a private investor and President of Koepfgen Company LLC, a management consulting firm, who spent 23 years with Salomon Brothers Inc., 15 of which he was a managing director. Most recently, he led Salomon's efforts in Fixed Income Sales and managed its Chicago office. He was also Chairman of Salomon Analytics, a company established to develop sophisticated fixed income analytic tools for institutional investors.

    Richard R. Russell, 60, has been a director, President and Chief Executive Officer of the Company since April 1999. Mr. Russell served as President and Chief Executive Officer and a director of General Chemical Group from prior to 1998 until April 1999.

    Scott M. Sperling, 45, has been a director of the Company since April 1999, and served as a director of General Chemical Group from 1996 to 1999. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P. (private equity firm), and its predecessor Thomas H. Lee Company, since prior to 1998. Mr. Sperling currently serves as a Managing Director of Thomas H. Lee Partners, L.P. Mr. Sperling is a director of Fisher; Vertis, Inc.; and Wyndham International.

    Ira Stepanian, 66, has been a director of the Company since April 1999, and served as a director of General Chemical Group from 1996 to 1999. Mr. Stepanian is the retired Chairman and Chief Executive Officer of Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Stepanian spent 32 years with Bank of Boston, serving as Chief Executive Officer (1987 to 1995) and Chairman (1989 to 1995) prior to his retirement.

EXECUTIVE OFFICERS

    For information relating to the Company's executive officers, see the information contained under the caption 'Executive Officers and Key Employees' in Part I of this report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the 'Exchange Act') requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, 'Section 16 reporting persons'), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of such equity securities of the Company on Forms 3, 4 and
5. Section 16 reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended December 31, 2002, the
Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

    The non-employee directors of GenTek are entitled to receive cash compensation and compensation pursuant to the plans described below.

    Cash Compensation. Non-employee directors of the Company (other than Messrs. Montrone and Meister) receive compensation of $40,000 per year, with no additional fees for attendance at Board or committee meetings. Pursuant to the Deferred Compensation Plan for Non-Employee Directors of GenTek Inc., any director entitled to compensation may elect, generally prior to the commencement of any calendar year, to have all or any portion of the director's compensation for such calendar year and for succeeding calendar years credited to a deferred compensation account. Amounts credited to the director's account will accrue interest based upon the average quoted rate for ten-year U.S. Treasury Notes. Deferred amounts will be paid in a lump sum or in installments at the director's discretion commencing on the first business day of the calendar year following the year in which the director ceases to serve on the Company's Board or of a later calendar year specified by such director.

    Retirement Plan for Non-Employee Directors. Pursuant to the Retirement Plan for Non-Employee Directors of GenTek Inc., any non-employee director who retires from the Board with at least five years of service as a non-employee director (other than Messrs. Montrone and Meister) is eligible for an annual retirement benefit for the remainder of the director's lifetime. The annual retirement benefit for a director who retires with five years of service is equal to 50% of the director fee in effect at the date of the director's retirement and for directors with more than five years of service the retirement benefit is increased by 10% of the director's fee in effect at the date of the director's retirement for each additional year of service, up to 100% of such fee for 10 or more years of service as a director or for directors who retire at age 70 regardless of the length of service.

    Restricted Unit Plan for Non-Employee Directors. Pursuant to the Restricted Unit Plan for Non-Employee Directors of GenTek Inc., each non-employee director of the Company (other than Messrs. Montrone and Meister), upon becoming a director of the Company, receives a one-time grant of 5,000 restricted units under the Restricted Unit Plan for Non-Employee Directors evidencing a right to receive shares of Common Stock, subject to certain restrictions. The Company will maintain a memorandum account for each director who received the grant of restricted units and credit to such account the amount of any cash dividends and shares of stock of any subsidiary distributed on the shares of Common Stock ('Dividend Equivalents') underlying such director's restricted units from the date of grant until the payment date described below. No shares of Common Stock will be issued at the time restricted units are granted, and the Company will not be required to set aside a fund for any such grant or for amounts credited to the memorandum account. Pursuant to the terms of the plan neither the restricted units nor the memorandum account may be sold, assigned, pledged or otherwise disposed of. Twenty-five percent of the restricted units and the related Dividend Equivalents will vest for each year of service as a director of the Company. Vested restricted units and the related Dividend Equivalents will not be payable until the director ceases to be a member of the Company's Board. At that time, the director will receive one share of Common Stock for each vested restricted unit, provided that a director may elect, prior to the date on which restricted units vest, to have payment deferred to a later date. Any restricted units and related Dividend Equivalents that have not vested at the time the director ceases to be a director of the Company will be cancelled unless service has terminated because of death or disability, in which event all such restricted units and related Dividend Equivalents will vest immediately. When payment of restricted units is made, eligible directors will also receive cash and securities equal to the related Dividend Equivalents, together with interest on the cash based upon the average quoted rate for ten-year U.S. Treasury Notes. In the event of a stock dividend, stock split, recapitalization, merger, liquidation or similar event, the Board, in its sole discretion, may make equitable adjustments in outstanding awards and the number of shares of Common Stock reserved for issuance under the plan.

SUMMARY COMPENSATION TABLE

    The following table summarizes the compensation paid to the President and Chief Executive Officer and each of GenTek's four other most highly compensated executive officers or key employees (the 'Named Executives') for services in all capacities to GenTek and its subsidiaries during or with respect to 2000, 2001, and 2002.

                                                                           LONG TERM
                                             ANNUAL COMPENSATION          COMPENSATION
                                       --------------------------------   ------------
                                                                           SECURITIES
                                                           OTHER ANNUAL    UNDERLYING     ALL OTHER
                                       SALARY     BONUS    COMPENSATION     OPTIONS      COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR     ($)     ($)(1)        ($)            (#)           ($)(2)
 ---------------------------    ----     ---     ------        ---            ---           ------
Richard R. Russell............  2002   465,000   192,045           0              0         45,000
  President, Chief Executive    2001   465,000         0           0              0         20,750
  Officer and Director          2000   465,000   600,000           0        130,000         64,000
Ray L. Patel(3)...............  2002   350,013   329,500           0              0         35,000
  President -- Manufacturing    2001   300,493   142,020      69,146         25,000         29,000
  Segment and President and
  Chief Executive Officer
  of Noma Company
Matthew R. Friel(4)...........  2002   227,500   229,880           0              0              0
  Vice President, Chief         2001    70,500         0           0         75,000              0
  Financial Officer,
  and Treasurer
Ronald A. Lowy(5).............  2002   305,000   221,650           0              0         31,000
  Chief Operating Officer,      2001   283,332   165,000     112,865              0         35,000
  Krone Group
Charles W. Shaver(6)..........  2002   280,000   229,625           0              0          5,500
  Vice President, General       2001    45,833   215,000           0         50,000              0
  Manager -- Performance
  Products

---------

(1) Includes bonuses paid for year 2002 of $60,000 for each of Messrs. Patel, Friel, Lowy and Shaver under the Company's
     2002 Prepetition Retention Plan. Payment of such bonuses was made pursuant to an Order of the Bankruptcy Court under 11 U.S.C. Sections 105 and 363(b)(1) entered on December 20, 2002. Also includes bonuses of $192,045, $269,500, $169,880,
     $161,650 and $169,625 to Messrs. Russell, Patel, Friel, Lowy and Shaver, respectively accrued under the Company's Senior Executive Bonus Plans which provide for ordinary course incentive bonuses to be paid to the Company's senior executives for year 2002. Such bonuses have not yet been paid to the executives as payment is contingent upon approval of the Bankruptcy Court of the Joint Motion of GenTek Inc., et al. and Noma Company for Order Under 11
     U.S.C. Sections 105(a) and 363(b)(1) Authorizing Debtors to Honor Obligations Arising Under Ordinary Course Senior Executive Bonus Plans, filed with the Bankruptcy Court on
     April 29, 2003.
(2) Includes employer contributions in 2002 in the amount of $45,000, and $5,500 for Messrs. Russell and Shaver, respectively, pursuant to the savings and supplemental savings plans maintained by the Company. For years 2001 and 2000, such employer contributions were $20,750 and $64,000, respectively for Mr. Russell. Includes employer contributions for years 2002 and 2001 of $35,000 and $29,000, respectively, in the case of Mr. Patel pursuant to the defined contribution retirement and savings plan and supplemental savings plan maintained by Noma Corporation, and includes employer contributions in 2002 and 2001 of $31,000 and $35,000, respectively, in the case of Mr. Lowy pursuant to the defined contribution retirement and savings plan and supplemental savings plan maintained by Krone Inc.
(3)  Mr. Patel joined Noma Company in January 2001. For year
     2001, Other Annual Compensation reported for Mr. Patel includes $53,846 of relocation expenses.
(4) Mr. Friel became Vice President, Chief Financial Officer and Treasurer in September 2001.
(5)  Mr. Lowy joined the Krone Group in January 2001. For year
     2001, Other Annual Compensation reported for Mr. Lowy includes $98,995 of relocation expenses.
(6)  Mr. Shaver joined the Company in November 2001. For year
     2001, Mr. Shaver's bonus includes a $150,000 sign-on bonus.

OPTION GRANTS IN LAST FISCAL YEAR

    There were no stock options granted by the Company to the Named Executives during 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

    The following table sets forth information for each Named Executive with regard to the aggregate stock options held on December 31, 2002, and the value of in-the-money stock options held as of December 31, 2002. No stock options were exercised by Named Executives in 2002.

                                                   NUMBER OF SECURITIES                VALUE OF
                                                        UNDERLYING                    UNEXERCISED
                                                  UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                                   DECEMBER 31, 2002(#)         DECEMBER 31, 2002($)(1)
                                                ---------------------------   ---------------------------
                                                EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                -----------   -------------   -----------   -------------
Richard R. Russell............................    338,000        212,000           0              0
Ray L. Patel..................................     31,500         33,500           0              0
Matthew R. Friel..............................    101,500         78,500           0              0
Ronald A. Lowy................................     20,000         10,000           0              0
Charles W. Shaver.............................     15,000         35,000           0              0

---------

(1)  The exercise price of all options granted to the Named
     Executives exceeded the fair market value of the underlying securities on December 31, 2002. The closing price of GenTek securities on December 31, 2002 was $0.015 per share.

PENSION PLANS

    Certain employees, including Messrs. Russell, Friel and Shaver, participate in The General Chemical Corporation Salaried Employee's Pension Plan (the 'Pension Plan'), a defined benefit plan that generally benefits full-time, salaried employees. A participating employee's annual retirement benefit is determined by the employee's credited service under the Pension Plan and average annual earnings during the five years of the final ten years of service credited under the Pension Plan for which such employee's earnings were highest. Annual earnings include principally salary, overtime and short-term incentive compensation. The Pension Plan provides that a participating employee's right to receive benefits under the Pension Plan becomes fully vested after five years of service. Under the Pension Plan, benefits are adjusted by a portion of the social security benefits received by participants.

    In addition, Messrs. Russell, Friel and Shaver participate in an unfunded nonqualified excess benefit plan which pays benefits which would otherwise accrue in accordance with the provisions of the Pension Plan, but which are not payable under the Pension Plan by reason of certain benefit limitations imposed by the Internal Revenue Code of 1986, as amended, (the 'Code'). Under this formula, the average recognized compensation under the non-qualified excess benefit plan for each of the Named Executives as of December 31, 2002 was: Mr. Russell, $804,000; Mr. Friel, $200,400; and Mr. Shaver $416,400.

    Each of the named Executive Officers participates in either the General Chemical Corporation Supplemental Savings and Retirement Plan, the Krone Incorporated Supplemental Executive Retirement Plan or the Prestolite Wire Corporation Supplemental Executive Retirement Plan. Pursuant to an Order of the Bankruptcy Court entered on January 21, 2003, the Company adopted the Key Employee Retention Plan (the "KERP"). Under the terms of the KERP, the Company has been authorized to protect up to $215,000 of the such supplemental retirement plan account balance of certain executive officers, including the Named Executives, provided that no distribution may be made to any Named Executive prior to the second anniversary of the Company's emergence from Chapter 11. For each of Messrs. Russell, Friel and Shaver, such $215,000 includes a pension component of the Named Executive's supplemental retirement plan balance. The supplemental retirement plan accounts of Messrs. Lowy and Patel include only a savings and not a pension component. Notwithstanding the estimated annual benefit amounts set forth in the Pension Plan Table below, each of the participating Named Executives is a general unsecured creditor with respect to benefit amounts accrued under the Pension Plan, whether vested or unvested, except to the extent protected under the KERP.

    The following table shows the total estimated annual benefits payable under the Pension Plan and the excess benefit plan in the form of a straight life annuity to hypothetical participants upon retirement at normal retirement age, with respect to the compensation and years-of-service categories indicated in the table.

                               PENSION PLAN TABLE

  AVERAGE
  ANNUAL       10 YEARS     15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
EARNINGS(1)   OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE
-----------   ----------   ----------   ----------   ----------   ----------   ----------
$  200,000     $ 40,000     $ 60,000     $ 80,000     $100,000     $100,000     $105,000
   300,000       60,000       90,000      120,000      150,000      150,000      157,500
   400,000       80,000      120,000      160,000      200,000      200,000      210,000
   500,000      100,000      150,000      200,000      250,000      250,000      262,500
   600,000      120,000      180,000      240,000      300,000      300,000      315,000
   700,000      140,000      210,000      280,000      350,000      350,000      367,500
   800,000      160,000      240,000      320,000      400,000      400,000      420,000
   900,000      180,000      270,000      360,000      450,000      450,000      472,500
 1,000,000      200,000      300,000      400,000      500,000      500,000      525,000
 1,100,000      220,000      330,000      440,000      550,000      550,000      577,500
 1,200,000      240,000      360,000      480,000      600,000      600,000      630,000
 1,300,000      260,000      390,000      520,000      650,000      650,000      681,000

    The years of service recognized under the Pension Plan generally include all service with GenTek and its predecessors. The credited years of service as of December 31, 2002 under the Pension Plan for each of the Named Executives, are as follows: Mr. Russell, 26 years; Mr. Friel, 2 years; and Mr. Shaver, 1 year.

Severance and Change in Control Arrangements

         Pursuant to the terms of the KERP, certain key employees, including the Named Executives are entitled to severance and change in control benefits. Under the KERP, in the event that a Named Executive's employment is terminated (i) by the Named Executive for "good reason" (as defined in the KERP), (ii) by the Company for any reason other than "cause" (as defined in the KERP) or (iii) either by the Named Executive or the Company for death or "disability" (as defined in the KERP), such Named Executive will receive a lump sum cash payment equal to two times (or in the case of Mr. Russell, three times) the Named Executive's annual salary on the termination date. In addition, the Named Executives will continue to be covered by all life, health care, medical and dental insurance plans and programs (excluding disability) for two years (or in the case of Mr. Russell, for three years).

         The KERP further provides for alternative severance protections to certain key employees, including the Named Executives in the event that they terminate their employment for "good reason" (as defined in the KERP) or are terminated by the Company or any of the Chapter 11 debtors or any successor for reason other than for "cause" (excluding death or "disability," each as defined in the KERP) within twelve months following a change of control of the Company or a sale of the business segment by which they are then employed, provided that such change on control or sale of business segment occurs prior to the first anniversary of the Company's emergence from Chapter 11. Subject to certain conditions as established in the KERP, the Named Executives will be entitled to receive a lump sum cash payment equal to two times (or in the case of Mr. Russell, three times) the sum of the Named Executive's annual salary on the termination date plus such Named Executive's target annual bonus with respect to the year in which the termination occurs. In addition, the Named Executives will continue to be covered by all life, health care, medical and dental insurance plans and programs (excluding disability) for two years (or in the case of Mr. Russell, for three years).

         If any payment or distribution to any Named Executive is subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, such Named Executive is entitled to receive a gross-up payment from the Company in an amount such that, after payment by the Named Executive of all taxes (including the excise tax imposed on the gross-up payment), the amount of the gross-up payment remaining is equal to the excise tax imposed under Section 4999 of the Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    In 2002, there were no interlocking relationships existing between the Company's Board of Directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 19, 2003 certain information concerning each person believed to be a beneficial owner of more than 5% of Common Stock and Class B Common Stock and beneficial ownership of each director, named executive officer and all directors and executive officers as a group.

                                                         PERCENT OF                          PERCENT OF
                                       SHARES OF           COMMON     SHARES OF CLASS B       CLASS B
      NAME OF BENEFICIAL OWNER        COMMON STOCK        STOCK(1)     COMMON STOCK(2)      COMMON STOCK
      ------------------------        ------------        --------     ---------------      ------------
Paul M. Montrone....................   12,674,753(3)(4)     50.0          3,896,860(3)         100.0
Paul M. Meister.....................      625,000(5)         2.4                 --               --
Richard R. Russell..................      741,741(6)         2.9                 --               --
Scott M. Sperling...................       25,000(7)        *                    --               --
Ira Stepanian.......................       25,000(7)        *                    --               --
Ray L. Patel........................       31,500(8)        *                    --               --
Matthew R. Friel....................      156,650(9)        *                    --               --
Ronald A. Lowy......................       40,000(10)       *                    --               --
Charles W. Shaver...................       15,000(11)       *                    --               --
Bruce L. Koepfgen...................       10,767(12)       *                    --               --
All directors and Executive Officers
  as a group (13 persons)...........   14,432,136(13)       53.6          3,896,860            100.0

---------------
*  Less than 1%

                                (footnotes continued on next page)

(footnotes continued from previous page)
 (1) The percentage ownership of Common Stock has been calculated assuming the conversion of all outstanding shares of Class B Common Stock. Percentage figures are based on 21,439,310 shares of Common Stock and 3,896,860 shares of Class B Common Stock outstanding as of March 19, 2003.
 (2) Holders of Class B Common Stock may convert each share of Class B Common Stock at any time and from time to time into one fully paid and non-assessable share of Common Stock.
 (3) Includes (a) 2,556,541 shares of Common Stock held directly by Mr. Montrone; (b) 2,505,337 shares of Class B Common Stock held directly by Mr. Montrone; (c) 36,000 shares of Common Stock held directly by Mr. Montrone's wife, Sandra G. Montrone; (d) 3,600 shares of Common Stock held by a trust (the 'Trust') of which Mr. Montrone is the sole trustee and a beneficiary; (e) 1,400,163 shares of Common Stock and 599,837 shares of Class B Common Stock held by Sewall Associates Family, L.P., a Delaware limited partnership of which Mrs. Montrone and Mr. Montrone are the sole general partners with shared investment and voting discretion and Mr. Montrone and a grantor retained annuity trust formed in January 2000 (of which Mr. Montrone is the settlor and annuity beneficiary and Mrs. Montrone and Mr. Montrone are co-trustees with shared investment and voting discretion) are the limited partners; (f) 2,061,046 shares of Common Stock and 791,686 shares of Class B Common Stock held by PMM GK Investment LLC, a Delaware limited liability company of which Mr. Montrone is the sole member; and (g) 2,720,543 shares of Common Stock held by The Paul and Sandra Montrone 2001 Descendants' Trust, of which Mrs. Montrone is the sole trustee. The address of Mr. and Mrs. Montrone, the Trust, Sewall Associates Family, L.P. and The Paul and Sandra Montrone 2001 Descendants' Trust is c/o GenTek Inc., Liberty Lane, Hampton, NH 03842. The address of PMM GK Investment LLC is c/o Wilmington Trust Company, 1100 N. Market Street, Wilmington, DE 19890, c/o PMM GK Investment LLC.
      Pursuant to a registration rights agreement with GenTek, Mr. Montrone and the Montrone family trusts and entities may request, at any time prior to April 2004, the registration of their shares of Common Stock (including shares of Common Stock received upon the conversion of Class B Common Stock) for sale under the Securities Act of 1933. The Company is required to accept up to three requests for registration and, in addition, to include the shares of Mr. Montrone and his family trusts in a proposed registration of shares of Common Stock under the Securities Act in connection with the sale of shares of Common Stock by the Company or any other stockholder of the Company. The Company will be responsible for the expenses of any registration of shares of Mr. Montrone and the Montrone family trusts effected under the registration rights agreement other than brokerage and underwriting commissions and taxes relating to the sale of the shares.
 (4) Does not include an additional 120,000 shares of Common Stock held by a charitable foundation, of which Mr. Montrone is a director and Mrs. Montrone is a director and officer. By virtue of their positions with the foundation, Mr. and Mrs. Montrone may be deemed to be beneficial owner of shares of Common Stock held by the foundation. Mr. and Mrs. Montrone expressly disclaim any beneficial ownership in the 120,000 shares of Common Stock held by the foundation.
 (5) Includes 10,000 shares of Common Stock owned by Mr. Meister, 15,000 restricted units granted to Mr. Meister pursuant to the Long Term Incentive Plan and options to purchase 600,000 shares of Common Stock issuable upon the exercise of stock options within 60 days of March 19, 2003.
 (6) Includes 116,166 shares of Common Stock held by Mr. Russell directly, 24,000 shares of Common Stock held by Mr. Russell's wife, 1,200 shares of Common Stock held by Mr. Russell's daughter, an aggregate of 50,375 restricted units granted pursuant to the Long Term Incentive Plan and options to purchase 550,000 shares of Common Stock issuable upon the exercise of stock options within 60 days of March 19, 2003. Mr. Russell disclaims beneficial ownership of the 25,200 shares of Common Stock held by his wife and daughter.
 (7) Includes 5,000 restricted units granted pursuant to the Restricted Unit Plan for Non-Employee Directors and options to purchase 20,000 shares of Common Stock issuable upon the exercise of stock options within 60 days of March 19, 2003.
 (8) Includes options to purchase 31,500 shares of Common Stock issuable upon the exercise of stock options within 60 days of March 19, 2003.
 (9) Includes 23,150 shares of Common Stock held by Mr. Friel directly, an aggregate of 6,000 restricted units granted pursuant to the Long Term Incentive Plan, and options to purchase 127,500 shares of Common Stock issuable upon the exercise of stock options within 60 days of March 19, 2003.
(10) Includes 10,000 shares of Common Stock held by Mr. Lowy directly and options to purchase 30,000 shares of Common Stock issuable upon the exercise of stock options within 60 days of March 19, 2003.
(11) Includes options to purchase 15,000 shares of Common Stock issuable upon the exercise of stock options within 60 days of March 19, 2003.
(12) Includes 5,767 shares of Common Stock held by Mr. Koepfgen and 5,000 restricted units granted pursuant to the Restricted Unit Plan for Non-Employee Directors.
(13) Includes 12,674,753 shares beneficially owned by Mr. Montrone (see notes 3 and 4 above); 186,808 shares held directly; 25,200 shares held indirectly; options to purchase 1,459,000 shares of Common Stock issuable upon the exercise of stock options within 60 days of March 19, 2003; 71,375 restricted units granted pursuant to the Long Term Incentive Plan; and 15,000 restricted units granted pursuant to the Restricted Unit Plan for Non-Employee Directors. The address for all directors and executive officers is c/o GenTek Inc., Liberty Lane, Hampton, New Hampshire 03842.

EQUITY COMPENSATION PLAN INFORMATION

    For certain information relating to equity compensation plans, see the information under the caption 'Equity Compensation Plan Information' in
Part II, Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company is party to a management agreement with Latona Associates Inc. ('Latona Associates'). Latona Associates is a management company that has provided the Company with strategic management, business and financial advisory services, including guidance and advice relating to financings, security offerings, recapitalization, restructurings, acquisitions, investor relations, public relations, and tax and employee benefit matters. Paul M. Montrone, the controlling stockholder and Chairman of the Board of the Company, controls Latona Associates. In addition, Paul M. Meister, Vice Chairman of the Board is a Managing Director of Latona Associates.

    The Company's agreement with Latona Associates extends through 2004.
The Company's agreement with Latona Associates provides for payments to Latona Associates of an amount, currently approximately $5 million annually, payable quarterly in advance, adjusted annually for increases in the U.S. Department of Labor, Bureau of Labor Statistics, Consumer Price Index. The Company paid only 75% of the amount due to Latona Associates with respect to the first quarter of 2003, and currently intends to similarly reduce payments for the second quarter of 2003. Although the Company has discussed this reduction with Latona Associates, and Latona Associates has agreed not to take any action during the first and second quarters of 2003 with respect to any amounts not paid when due, Latona Associates has not agreed to waive any rights to the unpaid portion of the fees due to it. In addition to the annual payment, if the Company requests Latona Associates to provide advisory services in connection with any acquisition, business combination or other strategic transaction, the Company will pay Latona Associates additional fees comparable to those received by investment banking firms for such services (subject to the approval of a majority of our independent directors).

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

    Pursuant to a Management Agreement, the Company provides Prestolite Wire Corporation ('Prestolite'), with management services. Mr. Montrone beneficially owns a controlling interest in Prestolite, and he and Mr. Meister are on the board of Prestolite. Prestolite paid the Company $2.1 million for management services during 2002. The Company and Prestolite buy and sell certain wire and cable products from each other. During 2002, the Company purchased $11 million of products from Prestolite. Sales by the Company to Prestolite during 2002 were $3.8 million. In addition, the Company permits Prestolite to utilize a portion of its Nogales, Arizona warehouse, for which Prestolite pays the Company a portion of the cost of leasing and operating the facility. Payments from Prestolite during 2002 for the use of this warehouse totaled $228,000. Certain of Prestolite's insurance is written under the Company's policies and Prestolite pays the Company for its ratable shares of premiums, which totaled $268,000 during 2002. One of the Company's subsidiaries shares Prestolite's corporate location in Southfield, Michigan. The Company pays Prestolite 25% of the cost of leasing and operation of the Southfield location, which totaled $113,000 during 2002.

    During 2002, the Company purchased $2.8 million of soda ash and calcium chloride from The General Chemical Group Inc., a company controlled by Paul Montrone ('General Chemical Group'). The purchases were made at market rates. The Company also provides administrative services to General Chemical Group and charged $1.4 million for these services in 2002.

     To the extent that any of the agreements with related parties are executory contracts under the Bankruptcy Court, the Company has the right to seek an order authorizing their assumption or their rejection.

ITEM 14. CONTROLS AND PROCEDURES.

    (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) (the 'Exchange Act') as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed and submitted under the Exchange Act.

    (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements

    See Item 8, beginning on page 29.

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

    Form 8-K filed with the Securities and Exchange Commission dated
December 11, 2002, attaching a press release issued by Noma Company ('Noma'), the Registrant's Canadian subsidiary, announcing that the Superior Court of Justice in Ontario entered an order that recognized the Chapter 11 proceedings commenced by Noma in the United States as 'foreign proceedings' under Section
18.6 of the Companies' Creditors Arrangement Act (CCAA) and that certain orders made in the U.S. Chapter 11 proceedings are effective in Canada.

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

(c) List of Exhibits

Exhibit
  No.                                  Description
-------                                -----------
   3.1  -- Amended and Restated Certificate of Incorporation of GenTek Inc. Incorporated by reference to the relevant exhibit to the Amendment No. 2 to Registration Statement on Form 10 of
           GenTek Inc. (File No. 001-14789), filed with the Securities and Exchange Commission on
           April 8, 1999 (the '1999 GenTek Form 10').
   3.2  -- Amended and Restated By-Laws of GenTek Inc. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
 10.01  -- GenTek Inc. Restricted Unit Plan for Non-Employee Directors. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
 10.02  -- GenTek Inc. Retirement Plan for Non-Employee Directors. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
 10.03  -- GenTek Inc. Performance Plan. Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.
 10.04  -- GenTek Inc. Long-Term Incentive Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10.
 10.05  -- Employee Benefits Agreement among GenTek Inc., The General Chemical Group Inc., General
           Chemical Industrial Products Inc. and General Chemical Corporation. Incorporated by
           reference to the relevant exhibit to the 1999 GenTek Form 10.

EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------
 10.06  -- Tax Sharing Agreement between GenTek Inc. and The General
           Chemical Group Inc. Incorporated by reference to the
           relevant exhibit to the 1999 GenTek Form 10.
 10.07  -- Intellectual Property Agreement among GenTek Inc.,
           General Chemical Corporation, The General Chemical Group
           Inc. and General Chemical Industrial Products Inc.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.
 10.08  -- Management Agreement between GenTek Inc. and Latona
           Associates Inc. Incorporated by reference to the relevant
           exhibit to the 1999 GenTek Form 10.
 10.09  -- Registration Rights Agreement between Paul M. Montrone and The General Chemical Group Inc., as assumed by GenTek
           Inc. with respect to Common Stock of GenTek Inc.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.
 10.10  -- Credit Agreement among GenTek Inc., Noma Company, the several lenders from time to time party hereto, The Bank
           of Nova Scotia, as Syndication Agent, Bankers Trust
           Company, as Documentation Agent, and The Chase Manhattan
           Bank, as Administrative Agent, dated as of April 30, 1999
           as amended and restated as of August 9, 2000 and as of
           August 1, 2001. Incorporated by reference to the relevant
           exhibit to GenTek Inc.'s 10-Q for the three months ended
           September 30, 2001 filed with the Securities and Exchange
           Commission on November 7, 2001.
 10.11  -- Amended and Restated Guarantee and Collateral Agreement
           made by GenTek Inc. and certain of its subsidiaries in
           favor of The Chase Manhattan Bank, as Administrative
           Agent, dated as of April 30, 1999, as amended and restated
           as of October 30, 2001. Incorporated by reference to the
           relevant exhibit to GenTek Inc.'s 10-Q for the three
           months ended September 30, 2001 filed with the Securities
           and Exchange Commission on November 7, 2001.
 10.12  -- Indenture, dated as of August 9, 1999, between the
           Company and U.S. National Trust Association, as Trustee.
           Incorporated by reference to the relevant exhibit to
           GenTek Inc.'s 10-Q for the nine months ended September 30,
           1999 filed with the Securities and Exchange Commission on
           November 15, 1999.
 10.13  -- Management Agreement, dated as of August, 2000, between
           GenTek Inc., a Delaware Corporation, and Prestolite Wire
           Corporation, a Delaware Corporation.*
 10.14  -- GenTek Inc. Key Employee Retention Plan.*
 10.15  -- Credit, Guarantee and Security Agreement among GenTek
           Inc. and Noma Company, Debtors and Debtors-in-Possession
           under Chapter 11 of the Bankruptcy Code as Borrowers, and
           the subsidiaries of GenTek Inc. named herein, as
           Guarantors, and the Lenders party hereto, and JP Morgan
           Chase Bank, as Administrative Agent.*
  21.1  -- Subsidiaries of GenTek Inc.*
  99.1  -- Certification of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002.

* - Previously filed with Form 10-K on March 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2003.

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

               Signature                              Title                             Date
               ---------                              -----                             ----
Principal executive officer:
          /s/ RICHARD R. RUSSELL            President and Chief Executive           April 30, 2003
 .........................................    Officer
           (RICHARD R. RUSSELL)

Principal financial and accounting officer:

           /s/ MATTHEW R. FRIEL             Vice President, Chief Financial         April 30, 2003
 .........................................    Officer and Treasurer
            (MATTHEW R. FRIEL)

Directors:

           /s/ PAUL M. MONTRONE             Chairman and Director                   April 30, 2003
 .........................................
            (PAUL M. MONTRONE)

           /s/ PAUL M. MEISTER              Vice Chairman and Director              April 30, 2003
 .........................................
            (PAUL M. MEISTER)

          /s/ RICHARD R. RUSSELL            Director                                April 30, 2003
 .........................................
           (RICHARD R. RUSSELL)

          /s/ SCOTT M. SPERLING             Director                                April 30, 2003
 .........................................
           (SCOTT M. SPERLING)

            /s/ IRA STEPANIAN               Director                                April 30, 2003
 .........................................
             (IRA STEPANIAN)

          /s/ BRUCE L. KOEPFGEN             Director                                April 30, 2003
 .........................................
           (BRUCE L. KOEPFGEN)

                                 CERTIFICATIONS

I, Richard R. Russell, certify that:
1.   I have reviewed this annual report on Form 10-K/A of GenTek Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:             April 30, 2003             /s/ Richard R. Russell
                                                 ..........................................
                                                 RICHARD R. RUSSELL
                                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, Matthew R. Friel, certify that:
1.   I have reviewed this annual report on Form 10-K/A of GenTek Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:             April 30, 2003             /s/ Matthew R. Friel
                                                 ..........................................
                                                 MATTHEW R. FRIEL
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

                                  GENTEK INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT   ADDITIONS    DEDUCTIONS            BALANCE AT
                                             BEGINNING    CHARGED TO      FROM                 END OF
                                             OF PERIOD      INCOME      RESERVES    OTHER*     PERIOD
                                             ---------      ------      --------    ------     ------
                                                                   (IN THOUSANDS)
Year ended December 31, 2002
    Allowance for doubtful accounts........   $32,062      $ 4,249      $(14,519)   $ 486     $22,278
Year ended December 31, 2001
    Allowance for doubtful accounts........   $ 8,350      $26,498      $ (2,536)   $(250)    $32,062
Year ended December 31, 2000
    Allowance for doubtful accounts........   $ 7,348      $ 2,669      $ (1,734)   $  67     $ 8,350

---------

* Primarily acquisitions and foreign exchange

                                 EXHIBIT INDEX

EXHIBIT                                                                PAGE
  NO.                                                                 NUMBER
-------                                                               ------
  3.1   -- Amended and Restated Certificate of Incorporation of
           GenTek Inc. Incorporated by reference to the relevant
           exhibit to Amendment No. 2 to the Registration Statement
           on Form 10 of GenTek Inc. (File No. 001-14789), filed with the Securities and Exchange Commission on April 8, 1999
           (the '1999 GenTek Form 10')...............................
  3.2   -- Amended and Restated By-Laws of GenTek Inc. Incorporated
           by reference to the relevant exhibit to the 1999 GenTek
           Form 10...................................................
 10.01  -- GenTek Inc. Restricted Unit Plan for Non-Employee
           Directors. Incorporated by reference to the relevant
           exhibit to the 1999 GenTek Form 10........................
 10.02  -- GenTek Inc. Retirement Plan for Non-Employee Directors.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.......................................
 10.03  -- GenTek Inc. Performance Plan. Incorporated by reference to the relevant exhibit to the 1999 GenTek Form 10........
 10.04  -- GenTek Inc. Long-Term Incentive Plan. Incorporated by
           reference to the relevant exhibit to the 1999 GenTek
           Form 10...................................................
 10.05  -- Employee Benefits Agreement among GenTek Inc., The
           General Chemical Group Inc., General Chemical Industrial
           Products Inc. and General Chemical Corporation.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.......................................
 10.06  -- Tax Sharing Agreement between GenTek Inc. and The General
           Chemical Group Inc. Incorporated by reference to the
           relevant exhibit to the 1999 GenTek Form 10...............
 10.07  -- Intellectual Property Agreement among General Chemical
           Corporation, The General Chemical Group Inc., GenTek Inc.
           and General Chemical Industrial Products Inc. Incorporated
           by reference to the relevant exhibit to the 1999 GenTek
           Form 10...................................................
 10.08  -- Management Agreement between GenTek Inc. and Latona
           Associates Inc. Incorporated by reference to the relevant
           exhibit to the 1999 GenTek Form 10........................
 10.09  -- Registration Rights Agreement between Paul M. Montrone and The General Chemical Group Inc., as assumed by GenTek
           Inc. with respect to Common Stock of GenTek Inc.
           Incorporated by reference to the relevant exhibit to the
           1999 GenTek Form 10.......................................
 10.10  -- Credit Agreement among GenTek Inc., Noma Company, the several lenders from time to time party hereto, The Bank
           of Nova Scotia, as Syndication Agent, Bankers Trust
           Company, as Documentation Agent, and The Chase Manhattan
           Bank, as Administrative Agent, dated as of April 30, 1999
           as amended and restated as of August 9, 2000 and as of
           August 1, 2001. Incorporated by reference to the relevant
           exhibit to GenTek Inc.'s 10-Q for the three months ended
           September 30, 2001 filed with the Securities and Exchange
           Commission on November 7, 2001............................
 10.11  -- Amended and Restated Guarantee and Collateral Agreement
           made by GenTek Inc. and certain of its subsidiaries in
           favor of The Chase Manhattan Bank, as Administrative
           Agent, dated as of April 30, 1999, as amended and restated
           as of October 30, 2001. Incorporated by reference to the
           relevant exhibit to GenTek Inc.'s 10-Q for the three
           months ended September 30, 2001 filed with the Securities
           and Exchange Commission on November 7, 2001...............
 10.12  -- Indenture, dated as of August 9, 1999, between the
           Company and the U.S. National Trust Association, as
           Trustee. Incorporated by reference to the relevant exhibit to GenTek Inc.'s 10-Q for the three months ended
           September 30, 2001 filed with the Securities and Exchange
           Commission on November 15, 1999...........................
 10.13  -- Management Agreement, dated as of August, 2000, between
           GenTek Inc., a Delaware Corporation, and Prestolite Wire
           Corporation, a Delaware Corporation*......................
 10.14  -- GenTek Inc. Key Employee Retention Plan*..................

EXHIBIT                                                                PAGE
  NO.                                                                 NUMBER
-------                                                               ------
 10.15  -- Credit, Guarantee and Security Agreement among GenTek
           Inc. and Noma Company, Debtors and Debtors-in-Possession
           under Chapter 11 of the Bankruptcy Code as Borrowers, and
           the subsidiaries of GenTek Inc. named herein, as
           Guarantors, and the Lenders party hereto, and JP Morgan
           Chase Bank, as Administrative Agent*......................
 21.1   -- Subsidiaries of GenTek Inc.*..............................
 99.1   -- Certification of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002...................................................

* - Previously filed with Form 10-K on March 31, 2003.