Form 10-Q
period 2003-03-31
GENTEK INC
filed 2003-05-15
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes [ ]     No [X]

The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of April 30, 2003 was 21,439,310 and 3,896,860, respectively.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2003

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.   FINANCIAL INFORMATION:

   Item 1.   Financial Statements

             Consolidated Statements of Operations - Three Months
                Ended March 31, 2003 and 2002.............................       1

             Consolidated Balance Sheets - March 31, 2003 and
                December 31, 2002.........................................       2

             Consolidated Statements of Cash Flows - Three Months
                Ended March 31, 2003 and 2002.............................       3

             Notes to the Consolidated Financial Statements...............     4-20

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................     21-27

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk...      27

   Item 4.   Controls and Procedures......................................      28

PART II.  OTHER INFORMATION:

   Item 1.   Legal Proceedings............................................      28

   Item 2.   Changes in Securities and Use of Proceeds....................      28

   Item 3.   Defaults upon Senior Securities..............................      29

   Item 4.   Submission of Matters to a Vote of Security Holders..........      29

   Item 5.   Other Information............................................      29

   Item 6.   Exhibits and Reports on Form 8-K.............................      29

SIGNATURES................................................................      30

CERTIFICATIONS............................................................     31-32

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                       2003       2002
                                                                     --------   ---------
Net revenues......................................................   $264,636   $ 276,937
Cost of sales.....................................................    217,841     221,629
Selling, general and administrative expense.......................     40,147      42,450
Impairment charges................................................     24,661          --
                                                                     --------   ---------
   Operating profit (loss)........................................    (18,013)     12,858
Interest expense (contractual interest for 2003 was $17,279)......        371      17,716
Interest income...................................................        253         429
Reorganization items..............................................      8,958          --
Other (income) expense, net.......................................       (211)         68
                                                                     --------   ---------
   Loss before income taxes and cumulative effect of
      change in accounting principle..............................    (26,878)     (4,497)
Income tax provision (benefit)....................................      2,031      (1,349)
                                                                     --------   ---------
   Loss before cumulative effect of change in accounting
      principle...................................................    (28,909)     (3,148)
                                                                     --------   ---------
Cumulative effect of change in accounting principle (net of tax
   benefit of $39,760)............................................         --    (161,125)
                                                                     --------   ---------
   Net loss.......................................................   $(28,909)  $(164,273)
                                                                     ========   =========

Loss per common share - basic:
Loss before cumulative effect of change in accounting principle...   $  (1.13)  $    (.12)
Cumulative effect of change in accounting principle...............         --       (6.33)
                                                                     --------   ---------
   Net loss.......................................................   $  (1.13)  $   (6.45)
                                                                     ========   =========

Loss per common share - assuming dilution:
Loss before cumulative effect of change in accounting principle...   $  (1.13)  $    (.12)
Cumulative effect of change in accounting principle...............         --       (6.33)
                                                                     --------   ---------
   Net loss.......................................................   $  (1.13)  $   (6.45)
                                                                     ========   =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data))

                                                                          March 31,    December 31,
                                                                            2003           2002
                                                                         -----------   ------------
                                                                         (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents .........................................    $  117,923    $  133,030
   Receivables, net ..................................................       191,051       185,825
   Inventories .......................................................       105,256       104,718
   Deferred income taxes .............................................         3,397         3,328
   Other current assets ..............................................        21,518        24,027
                                                                          ----------    ----------
      Total current assets ...........................................       439,145       450,928
Property, plant and equipment, net ...................................       283,309       308,825
Goodwill .............................................................       127,803       127,724
Deferred income taxes ................................................        45,356        42,789
Other assets .........................................................        27,304        26,719
                                                                          ----------    ----------
      Total assets ...................................................    $  922,917    $  956,985
                                                                          ==========    ==========

                             LIABILITIES AND DEFICIT

Current liabilities:
   Accounts payable ..................................................    $   47,185    $   50,852
   Accrued liabilities ...............................................       133,493       128,714
   Current portion of long-term debt .................................        15,295        15,091
                                                                          ----------    ----------
      Total current liabilities ......................................       195,973       194,657
Long-term debt .......................................................         2,397         2,452
Liabilities subject to compromise ....................................     1,131,225     1,143,765
Other liabilities ....................................................       129,511       126,432
                                                                          ----------    ----------
      Total liabilities ..............................................     1,459,106     1,467,306
                                                                          ----------    ----------
Deficit:
   Preferred Stock, $.01 par value; authorized 10,000,000 shares;
      none issued or outstanding .....................................            --            --
   Common Stock, $.01 par value; authorized 100,000,000 shares;
      issued: 21,589,623 shares at  March 31, 2003
      and December 31, 2002 ..........................................           216           216
   Class B Common Stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding: 3,896,860 shares at March 31,
      2003 and December 31, 2002 .....................................            39            39
   Paid in capital ...................................................         3,308         3,305
   Accumulated other comprehensive loss ..............................       (28,073)      (31,111)
   Accumulated deficit ...............................................      (510,434)     (481,525)
   Treasury stock, at cost: 150,313 shares at March 31, 2003 and
      December 31, 2002 ..............................................        (1,245)       (1,245)
                                                                          ----------    ----------
      Total deficit ..................................................      (536,189)     (510,321)
                                                                          ----------    ----------
      Total liabilities and deficit ..................................    $  922,917    $  956,985
                                                                          ==========    ==========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2003       2002
                                                                    --------   ---------
Cash flows from operating activities:
   Net loss .....................................................   $(28,909)  $(164,273)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Cumulative effect of change in accounting principle .......         --     161,125
      Depreciation and amortization .............................     11,847      12,011
      Asset impairment charges ..................................     24,661          --
      Reorganization items ......................................      8,958          --
      Net loss on disposition of long-term assets ...............         40         252
      Long-term incentive plan costs, net .......................          3          16
      (Increase) decrease in receivables ........................     (2,542)      4,233
      Decrease in inventories ...................................        564       5,139
      (Increase) decrease in deferred tax assets ................       (851)        408
      Increase (decrease) in accounts payable ...................     (4,055)         29
      Decrease in accrued liabilities ...........................     (2,348)    (13,330)
      Increase (decrease) in other liabilities and assets, net ..      1,629      (3,931)
                                                                    --------   ---------
         Net cash provided by operations ........................      8,997       1,679
                                                                    --------   ---------
Net cash used for reorganization items ..........................     (3,985)         --
                                                                    --------   ---------
Cash flows from investing activities:
   Capital expenditures .........................................     (8,533)    (10,344)
   Proceeds from sales or disposals of long-term assets .........        113       1,064
   Acquisition of businesses net of cash acquired* ..............         --        (126)
                                                                    --------   ---------
         Net cash used for investing activities .................     (8,420)     (9,406)
                                                                    --------   ---------
Cash flows from financing activities:
   Proceeds from long-term debt .................................        927     160,366
   Repayment of long-term debt ..................................    (12,652)    (13,196)
   Debt issuance costs - reorganization .........................       (606)         --
                                                                    --------   ---------
         Net cash provided by (used for) financing activities ...    (12,331)    147,170
                                                                    --------   ---------
Effect of exchange rate changes on cash .........................        632         131
                                                                    --------   ---------
Increase (decrease) in cash and cash equivalents ................    (15,107)    139,574
Cash and cash equivalents at beginning of period ................    133,030       9,205
                                                                    --------   ---------
Cash and cash equivalents at end of period ......................   $117,923   $ 148,779
                                                                    ========   =========

Supplemental information:
   Cash paid (refunded) for income taxes ........................   $  1,669   $ (12,010)
                                                                    ========   =========
   Cash paid for interest .......................................   $    339   $  21,979
                                                                    ========   =========

*Acquisition of businesses net of cash acquired:
   Working capital, other than cash .............................   $     --   $      59
   Property, plant and equipment ................................         --         (26)
   Other assets .................................................         --        (159)
                                                                    --------   ---------
   Cash used to acquire businesses ..............................   $     --   $    (126)
                                                                    ========   =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K\A for the year ended December 31, 2002.

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

                                   GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

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

                                   GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

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

     The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets.

     Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. A bar date of April 14, 2003 was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 cases. Accordingly, the ultimate number and allowed amount of such claims are not

                                   GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

Note 2 - Summary of Significant Accounting Policies

     Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

                                                                 Three Months Ended
                                                                      March 31
                                                                --------------------
                                                                  2003       2002
                                                                --------   ---------
Net loss as reported ........................................   $(28,909)  $(164,273)
Deduct:  Total stock-based employee compensation income
   (expense) determined under fair value based method for all
   awards, net of related tax effects .......................        222        (350)
                                                                --------   ---------
Pro forma net loss ..........................................   $(28,687)  $(164,623)
                                                                ========   =========

Loss per share:
   Basic - as reported ......................................   $  (1.13)  $   (6.45)
                                                                ========   =========
   Basic - pro forma ........................................   $  (1.12)  $   (6.47)
                                                                ========   =========
   Diluted - as reported ....................................   $  (1.13)  $   (6.45)
                                                                ========   =========
   Diluted - pro forma ......................................   $  (1.12)  $   (6.47)
                                                                ========   =========

     For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model. There were no grants made in 2002 or 2003.

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

                                   GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

     Carrying amount of goodwill by segment is as follows:

                                      Performance
                                        Products    Manufacturing   Consolidated
                                      -----------   -------------   ------------
Balance at December 31, 2002 ......     $21,738        $105,986       $127,724
Foreign currency translation ......          --              79             79
                                        -------        --------       --------
Balance at March 31, 2003 .........     $21,738        $106,065       $127,803
                                        =======        ========       ========

     In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted this standard on January 1, 2003. There was no effect upon adoption on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this standard on January 1, 2003. There was no effect upon adoption on the Company's consolidated financial statements.

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

                                   GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Combined Statement of Operations

                                                                 Three Months
                                                                    Ended
                                                                March 31, 2003
                                                                --------------
Net revenues.................................................      $202,303
Cost of Sales................................................       174,312
Selling, general and administrative expense..................        24,041
Restructuring and impairment charges.........................        24,661
                                                                   --------
   Operating loss............................................       (20,711)
Interest expense (contractual interest was $16,977)..........            69
Reorganization items.........................................         8,958
Other income, net............................................        (1,833)
                                                                   --------
   Loss before income taxes and cumulative effect of a change
      in accounting principle................................       (27,905)
Income tax provision.........................................         2,442
Equity in income from subsidiaries...........................         1,438
                                                                   --------
   Net loss..................................................      $(28,909)
                                                                   ========

                                   GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Combined Balance Sheet

                                                         March 31,   December 31,
                                                           2003          2002
                                                        ----------   ------------
Current assets:
   Cash and cash equivalents........................    $   78,568    $   94,708
   Receivables, net.................................       137,418       132,089
   Inventories......................................        67,102        66,395
   Other current assets.............................        18,533        21,754
                                                        ----------    ----------
      Total current assets..........................       301,621       314,946
Property, plant and equipment, net..................       205,294       231,505
Goodwill............................................       126,563       126,563
Intercompany receivable (payable)...................        14,254        12,653
Investment in subsidiaries..........................        90,285        96,481
Other assets........................................        21,867        21,848
                                                        ----------    ----------
   Total assets.....................................    $  759,884    $  803,996
                                                        ==========    ==========
Current liabilities:
   Accounts payable.................................    $   28,018    $   31,978
   Accrued liabilities..............................        96,405        98,147
   Current portion of long-term debt................           101           101
                                                        ----------    ----------
      Total current liabilities.....................       124,524       130,226
Long-term debt......................................           570           596
Liabilities subject to compromise...................     1,131,225     1,143,765
Other liabilities...................................        39,754        39,730
                                                        ----------    ----------
   Total liabilities................................     1,296,073     1,314,317
Deficit ............................................      (536,189)     (510,321)
                                                        ----------    ----------
   Total liabilities and deficit....................    $  759,884    $  803,996
                                                        ==========    ==========

                                   GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Combined Statement of Cash Flows

                                                       Three Months
                                                          Ended
                                                      March 31, 2003
                                                      --------------
Net cash provided by operating activities..........      $  6,942
                                                         --------
Net cash used for reorganization items.............        (3,985)
                                                         --------
Net cash used for investing activities.............        (7,016)
                                                         --------
Cash flows from financing activities:
   Intercompany cash transfers.....................          (157)
   Other...........................................       (11,924)
                                                         --------
Net cash used for financing activities.............       (12,081)
                                                         --------
Decrease in cash and cash equivalents..............       (16,140)
Cash and cash equivalents at beginning of period...        94,708
                                                         --------
Cash and cash equivalents at end of period.........      $ 78,568
                                                         ========

     Liabilities subject to compromise in the Consolidated and Debtor-in-Possession balance sheets consist of the following items:

                                                        March 31,    December 31,
                                                          2003           2002
                                                       ----------   ------------
Accounts payable....................................   $   42,272    $   44,331
Accrued interest payable............................       17,795        17,795
Accrued liabilities.................................       12,159        12,644
Long-term debt......................................      910,695       921,986
Long-term liabilities...............................      148,304       147,009
                                                       ----------    ----------
                                                       $1,131,225    $1,143,765
                                                       ==========    ==========

     Reorganization items in the Consolidated and Debtor-in-Possession statement of operations consist of the following for the three months ended March 31, 2003:

Professional fees...................................   $6,009
Employee costs......................................    2,528
Interest income.....................................     (294)
Settlement of pre-petition liabilities..............     (912)
Other...............................................    1,627
                                                       ------
                                                       $8,958
                                                       ======

Note 4 - Comprehensive Loss

     Total comprehensive loss is comprised of net loss, foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive loss for the three months ended March 31, 2003 and 2002 was $(25,871) and $(2,237), respectively.

                                   GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

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

     The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
Basic earnings per common share:
   Weighted average common shares outstanding.........   25,564,082   25,457,736
                                                         ==========   ==========
Diluted earnings per common share:
   Weighted average common shares outstanding.........   25,564,082   25,457,736
   Options and restricted units.......................           --           --
                                                         ----------   ----------
   Total..............................................   25,564,082   25,457,736
                                                         ==========   ==========

     For the three months ended March 31, 2003 and 2002, 2,812,250 and 3,009,000 options and restricted units, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 6 - Inventories

                                                         March 31,    December 31,
                                                           2003           2002
                                                         ---------   ------------
Raw materials.........................................    $ 39,345     $ 41,003
Work in process.......................................      17,964       16,363
Finished products.....................................      42,495       42,077
Supplies and containers...............................       5,452        5,275
                                                          --------     --------
                                                          $105,256     $104,718
                                                          ========     ========

Note 7 - Long-Term Debt

                                                            March 31,   December 31,
                                               Maturities      2003         2002
                                               ----------   ---------   ------------
Bank term loans - floating rates............    2003-2007    $456,133     $463,401
Revolving credit facility - floating rate...      2005        260,694      264,718
Senior Subordinated Notes - 11%.............      2009        193,867      193,867
Other debt - floating rates.................    2003-2018      17,693       17,543
                                                             --------     --------
   Total debt...............................                  928,387      939,529
   Less: current portion....................                   15,295       15,091
   Liabilities subject to compromise........                  910,695      921,986
                                                             --------     --------
   Net long-term debt.......................                 $  2,397     $  2,452
                                                             ========     ========


                                  GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

     On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. Outstanding balances for the senior credit facility and the 11% Senior Subordinated Notes have been reclassified to liabilities subject to compromise. In connection with its use of cash collateral under the credit facility, the Company is currently making adequate protection payments to its senior creditors, based upon interest rates ranging from 6.3 to 7 percent for its credit facility, which are being recorded as reductions in principal for accounting purposes. See Note 1 for further discussion of the Company's bankruptcy.

     The Company entered into a debtor-in-possession credit facility with certain members of its pre-petition bank syndicate, and received approval of such facility from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003. The new facility provides for up to $50,000 of letters of credit, including approximately $30,000 of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other then ordinary trade credit) and will provide the Company's Noma Company subsidiary with a $10,000 revolving credit facility for working capital and other general corporate purposes of Noma Company. Borrowings under the revolving credit facility will bear interest at variable rates based on prime plus 2.3 percent or LIBOR plus 3.5 percent. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

Note 8 - Segment Information

     Industry segment information is summarized as follows:

                                                           Three Months Ended
                                                                March 31,
Net Revenues:                                              -------------------
                                                             2003       2002
                                                           --------   --------
Performance products....................................   $ 81,878   $ 84,906
Manufacturing ..........................................    109,047    123,063
Communications .........................................     73,711     68,968
                                                           --------   --------
   Total segments.......................................   $264,636   $276,937
                                                           ========   ========

                                  GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended
                                                                     March 31,
Operating Profit (Loss):                                       --------------------
                                                                 2003        2002
                                                               --------    --------
Performance products .......................................   $(25,209)   $  6,349
Manufacturing ..............................................      8,903      11,817
Communications .............................................        (30)     (3,472)
                                                               --------    --------
   Total segments ..........................................    (16,336)     14,694
Eliminations and other corporate expenses ..................     (1,677)     (1,836)
                                                               --------    --------
Consolidated ...............................................    (18,013)     12,858
Interest expense ...........................................        371      17,716
Other (income) expense, net ................................      8,494        (361)
                                                               --------    --------
Consolidated income (loss) before income taxes and
   cumulative effect of a change in accounting principle ...   $(26,878)   $ (4,497)
                                                               ========    ========

                                                          Identifiable Assets
                                                        March 31,   December 31,
                                                          2003          2002
                                                        ---------   ------------
Performance products ................................    $214,910     $249,326
Manufacturing (1) ...................................     366,480      369,415
Communications ......................................     261,460      258,595
Corporate ...........................................      80,067       79,649
                                                         --------     --------
Consolidated ........................................    $922,917     $956,985
                                                         ========     ========

(1) Includes equity method investments of $18,359 and $18,274, respectively.

Note 9 - Restructuring and Impairment Charges

     The Company's 2002 restructuring program consisted of a workforce reduction in its communications segment. The Company recorded charges of $13,152 related to employee termination costs for 430 employees and $267 for lease obligations and other closure costs at three facilities that will no longer be used.

     The Company's 2001 restructuring program consisted of a workforce reduction, several plant closings and the discontinuation of certain product lines. During the year ended December 31, 2001, the Company recorded restructuring charges of $37,384 consisting of: $20,160 related to employee termination costs for approximately 2,000 employees; $11,920 associated with the write-down of assets resulting from plant closings and product line discontinuance; and $5,304 related primarily to lease obligations and other closure costs at facilities that will no longer be used. The employee terminations impacted all of the Company's business segments, with the majority of the terminations occurring in the manufacturing and communications segments.

                                  GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

     As of March 31, 2003, approximately 1,750 employees have been terminated pursuant to the restructuring programs. The Company expects to substantially complete implementation of its restructuring programs by the end of 2003. Management does not expect that its restructuring programs will have a material impact on the Company's revenues.

     The following tables summarize the Company's accruals for restructuring costs:

                                                         Employee
                                                        Termination    Facility
                                                           Costs      Exit Costs
                                                        -----------   ----------
Balance at December 31, 2001 ........................     $11,621      $ 4,628
Provisions ..........................................      13,152          267
Reclassified to liabilities subject to compromise ...      (1,338)      (2,196)
Amounts paid ........................................      (9,542)      (1,547)
                                                          -------      -------
Balance at December 31, 2002 ........................      13,893        1,152
Amounts paid ........................................      (3,886)         (94)
                                                          -------      -------
Balance at March 31, 2003 ...........................     $10,007      $ 1,058
                                                          =======      =======

     During the first quarter, the Company announced a plan to wind down and close operations at its facility in Claymont, Delaware which is included in the performance products segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $24,661 to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based upon an independent appraisal.

Note 10 - Commitments and Contingencies

     On February 28, 2003, the Company announced a plan to wind down and close operations in Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan is subject to approval by the Bankruptcy Court. A motion seeking such approval was filed on March 4, 2003. If approved by the Bankruptcy Court, the South Plant is expected to cease production on or about September 30, 2003. Failure of the Company to achieve such approval could have a material adverse effect on the Company's results of operations. The South Plant contains sulfuric acid regeneration and production facilities as well as other operations. The Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation of any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these potential additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas located in the North Plant of the facility, including the production of sulfur, fluorine, potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

                                  GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

     To minimize the impact of the South Plant closure on its sulfuric acid regeneration and merchant acid customers, the Company has made arrangements to continue offering products and services to these customers through its four other sulfuric acid facilities, supplemented by agreements with certain strategic partners. In particular, the Company has negotiated with Rhodia Inc. to assume responsibility for five of its sulfuric acid regeneration contracts, and with PVS Chemical Solutions, Inc. to assume responsibility for four other of its sulfuric acid regeneration contracts, in each case subject to entering into appropriate modified contracts with the customers. Orders of the Bankruptcy Court approving the Rhodia Inc. and PVS Chemical Solutions, Inc. transactions were entered on April 14, 2003.

Note 11 - Summarized Financial Information

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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2003

                                                                                Non-
                                                               Subsidiary    Guarantor
                                                     Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                    --------   ----------   ------------   ------------   ------------
Net revenues ....................................   $     --    $166,016      $107,145       $(8,525)       $264,636
Cost of sales ...................................         --     143,027        83,339        (8,525)        217,841
Selling, general and administrative expense......      1,542      20,706        17,899            --          40,147
Impairment charges...............................         --      24,661            --            --          24,661
                                                    --------    --------      --------       -------        --------
   Operating profit (loss).......................     (1,542)    (22,378)        5,907            --         (18,013)
Interest expense.................................         26          42           542          (239)            371
Other (income) expense, net......................     (1,209)      9,443            21           239           8,494
                                                    --------    --------      --------       -------        --------
   Income (loss) before income taxes.............       (359)    (31,863)        5,344            --         (26,878)
Income tax provision (benefit)...................     13,934     (12,418)          515            --           2,031
Equity in income (loss) from subsidiaries........    (14,616)      4,829            --         9,787              --
                                                    --------    --------      --------       -------        --------
   Net income (loss).............................   $(28,909)   $(14,616)     $  4,829       $ 9,787        $(28,909)
                                                    ========    ========      ========       =======        ========

                                  GENTEK INC.

                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2002

                                                                                 Non-
                                                               Subsidiary    Guarantor
                                                     Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                    --------   ----------   ------------   ------------   ------------
Net revenues.....................................   $     --    $184,118      $104,167       $(11,348)     $ 276,937
Cost of sales....................................         --     151,320        81,657        (11,348)       221,629
Selling, general and administrative
   expense.......................................        633      24,453        17,364             --         42,450
                                                    --------    --------      --------       --------      ---------
   Operating profit (loss).......................       (633)      8,345         5,146             --         12,858
Interest expense.................................     14,282      16,584         3,786        (16,936)        17,716
Other (income) expense, net......................    (12,498)       (992)       (3,807)        16,936           (361)
                                                    --------    --------      --------       --------      ---------
   Income (loss) before income taxes
      and cumulative effect of a change
      in accounting principle....................     (2,417)     (7,247)        5,167             --         (4,497)
Income tax provision (benefit)...................       (725)     (2,174)        1,550             --         (1,349)
Cumulative effect of a change in
   accounting principle..........................         --     (65,359)      (95,766)            --       (161,125)
Equity in income (loss) from subsidiaries........     (1,456)      3,617            --         (2,161)            --
                                                    --------    --------      --------       --------      ---------
   Net income (loss).............................   $ (3,148)   $(66,815)     $(92,149)      $ (2,161)     $(164,273)
                                                    ========    ========      ========       ========      =========

                                  GENTEK INC.

                    For the three months ended March 31,2003
                  (Dollars in thousands, except per share data)
                                  (unaudited)

Condensed Consolidating Balance Sheet
March 31, 2003

                                                                       Non-
                                                      Subsidiary    Guarantor
                                            Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                          ---------   ----------   ------------   ------------   ------------
Current assets:
   Cash and cash equivalents ..........   $  64,167    $   6,248     $ 47,508       $     --      $  117,923
   Receivables, net ...................       8,674      100,771       81,606             --         191,051
   Inventories ........................          --       50,803       54,453             --         105,256
   Other current assets ...............     (29,039)      44,896        9,058             --          24,915
                                          ---------    ---------     --------       --------      ----------
      Total current assets ............      43,802      202,718      192,625             --         439,145
Property, plant and equipment, net ....          --      185,636       97,673             --         283,309
Goodwill, net .........................          --       45,005       82,798             --         127,803
Intercompany receivable (payable) .....     704,887     (675,813)     (29,074)            --              --
Investment in subsidiaries ............    (348,144)      80,621           --        267,523              --
Other assets ..........................     (82,917)      89,164       66,413             --          72,660
                                          ---------    ---------     --------       --------      ----------
      Total assets ....................   $ 317,628    $ (72,669)    $410,435       $267,523      $  922,917
                                          =========    =========     ========       ========      ==========

Current liabilities:
   Accounts payable ...................   $      --    $  22,887     $ 24,298       $     --      $   47,185
   Accrued liabilities ................      38,845       46,504       48,144             --         133,493
   Current portion of long-term debt ..          --          100       15,195             --          15,295
                                          ---------    ---------     --------       --------      ----------
      Total current liabilities .......      38,845       69,491       87,637             --         195,973
Long-term debt ........................          --          570        1,827             --           2,397
Liabilities subject to compromise .....     812,908      168,950      149,367             --       1,131,225
Other liabilities .....................       2,064       36,464       90,983             --         129,511
                                          ---------    ---------     --------       --------      ----------
      Total liabilities ...............     853,817      275,475      329,814             --       1,459,106
Equity (deficit) ......................    (536,189)    (348,144)      80,621        267,523        (536,189)
                                          ---------    ---------     --------       --------      ----------
      Total liabilities and equity
         (deficit) ....................   $ 317,628    $ (72,669)    $410,435       $267,523      $  922,917
                                          =========    =========     ========       ========      ==========

                                  GENTEK INC.

                    For the three months ended March 31,2003
                  (Dollars in thousands, except per share data)
                                  (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2002

                                                                            Non-
                                                           Subsidiary    Guarantor
                                                 Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                               ---------   ----------   ------------   ------------   ------------
Current assets:
   Cash and cash equivalents ...............   $  64,046    $  22,230     $ 46,754       $     --      $  133,030
   Receivables, net ........................       8,674       95,978       81,173             --         185,825
   Inventories .............................          --       51,776       52,942             --         104,718
   Other current assets ....................     (29,129)      46,215       10,269             --          27,355
                                               ---------    ---------     --------       --------      ----------
   Total current assets ....................      43,591      216,199      191,138             --         450,928
Property, plant and equipment, net .........          --      211,525       97,300             --         308,825
Goodwill ...................................          --       45,005       82,719             --         127,724
Intercompany receivable (payable) ..........     714,357     (696,631)     (17,726)            --              --
Investment in subsidiaries .................    (335,365)      83,305           --        252,060              --
Other assets ...............................     (83,903)      90,104       63,307             --          69,508
                                               ---------    ---------     --------       --------      ----------
   Total assets ............................   $ 338,680    $ (50,493)    $416,738       $252,060      $  956,985
                                               =========    =========     ========       ========      ==========
Current liabilities:
   Accounts payable ........................   $       6    $  24,445     $ 26,401       $     --      $   50,852
   Accrued liabilities .....................      25,036       53,071       50,607             --         128,714
   Current portion of long-term debt .......          --          101       14,990             --          15,091
                                               ---------    ---------     --------       --------      ----------
   Total current liabilities ...............      25,042       77,617       91,998             --         194,657
Long-term debt .............................          --          596        1,856             --           2,452
Liabilities subject to compromise ..........     821,895      169,960      151,910             --       1,143,765
Other liabilities ..........................       2,064       36,699       87,669             --         126,432
                                               ---------    ---------     --------       --------      ----------
   Total liabilities .......................     849,001      284,872      333,433             --       1,467,306
Equity (deficit) ...........................    (510,321)    (335,365)      83,305        252,060        (510,321)
                                               ---------    ---------     --------       --------      ----------
   Total liabilities and equity (deficit) ..   $ 338,680    $ (50,493)    $416,738       $252,060      $  956,985
                                               =========    =========     ========       ========      ==========

                                   GENTEK INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                    For the three months ended March 31, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003

                                                                                     Non-
                                                                    Subsidiary    Guarantor
                                                           Parent   Guarantors   Subsidiaries   Consolidated
                                                          -------   ----------   ------------   ------------
Net cash provided by (used for) operating
   activities .........................................   $(1,051)   $  1,095       $ 4,968       $  5,012
                                                          -------    --------       -------       --------
Net cash used for investing activities ................        --      (6,507)       (1,913)        (8,420)
                                                          -------    --------       -------       --------
Cash flows from financing activities:
   Intercompany cash transfers ........................    10,674     (10,544)         (130)            --
   Other ..............................................    (9,502)        (26)       (2,803)       (12,331)
                                                          -------    --------       -------       --------
Net cash provided by (used for) financing activities ..     1,172     (10,570)       (2,933)       (12,331)
                                                          -------    --------       -------       --------
Effect of exchange rates on cash ......................        --          --           632            632
                                                          -------    --------       -------       --------
Increase (decrease) in cash and cash equivalents ......       121     (15,982)          754        (15,107)
Cash and cash equivalents at beginning of period ......    64,046      22,230        46,754        133,030
                                                          -------    --------       -------       --------
Cash and cash equivalents at end of period ............   $64,167    $  6,248       $47,508       $117,923
                                                          =======    ========       =======       ========

Condensed Consolidating Statement of Cash Flows
Three Months ended March 31, 2002

                                                                                       Non-
                                                                      Subsidiary    Guarantor
                                                            Parent    Guarantors   Subsidiaries   Consolidated
                                                          ---------   ----------   ------------   ------------
Net cash provided by (used for) operating
   activities .........................................   $  (7,699)   $(12,883)      $22,261       $  1,679
                                                          ---------    --------       -------       --------
Net cash used for investing activities ................          --      (6,204)       (3,202)        (9,406)
                                                          ---------    --------       -------       --------
Cash flows from financing activities:
   Intercompany cash transfers ........................    (144,926)    153,606        (8,680)            --
   Other ..............................................     152,625      (4,538)         (917)       147,170
                                                          ---------    --------       -------       --------
Net cash provided by (used for) financing
   activities .........................................       7,699     149,068        (9,597)       147,170
                                                          ---------    --------       -------       --------
Effect of exchange rates on cash ......................          --          --           131            131
                                                          ---------    --------       -------       --------
Increase in cash and cash equivalents .................          --     129,981         9,593        139,574
Cash and cash equivalents at beginning
   of period ..........................................          --         443         8,762          9,205
                                                          ---------    --------       -------       --------
Cash and cash equivalents at end of period ............   $      --    $130,424       $18,355       $148,779
                                                          =========    ========       =======       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its senior credit facility. The Company believes that the protection afforded by Chapter 11 best preserves its ability to continue to serve its customers and preserve the value of its businesses, while it reorganizes, and develops and implements a new strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

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

     On February 28, 2003, the Company and Esseco S.p.A. announced plans to form a joint venture, Esseco General Chemical LLC, to supply various sodium and sulfur-based chemistries to the North American market. Initially, the joint venture will focus on the supply and distribution of all grades of sodium metabisulfite, sodium sulfite and sodium thiosulfate. It is anticipated that the joint venture will be operational early in the second quarter of 2003. The implementation of the joint venture was subject to certain conditions, including approval of the Bankruptcy Court in Delaware, which was granted by order entered on April 4, 2003.

     On February 28, 2003, the Company announced a plan to wind down and close operations in Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan is subject to approval by the Bankruptcy Court. A motion seeking such approval was filed on March 4, 2003. If approved by the Bankruptcy Court, the South Plant is expected to cease production on or about September 30, 2003. Failure of the Company to achieve such approval could have a material adverse effect on the Company's results of operations. The Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation and any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these potential additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas are located in the North Plant of the facility, including the production of sulfur, fluorine potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

     To minimize the impact of the South Plant closure on its sulfuric acid regeneration and merchant acid customers, the Company has made arrangements to continue offering products and services to these customers through its four other sulfuric acid facilities, supplemented by agreements with certain strategic partners. In particular, the Company has negotiated with Rhodia Inc. to assume responsibility for five of its sulfuric acid regeneration contracts, and with PVS Chemical Solutions, Inc. to assume responsibility for four other of its sulfuric acid regeneration contracts, in each case subject to entering into appropriate modified contracts with the customers. Orders of the Bankruptcy Court approving the Rhodia Inc. and PVS Chemical Solutions, Inc. transactions were entered on April 14, 2003.

     The ultimate treatment of and recovery, if any, by creditors and security holders will not be determined until confirmation of a plan or plans of reorganization. GenTek and other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the Company currently believes that the Debtors' proposed reorganization plan or plans will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

     The consolidated financial statements included elsewhere in this report have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet.

     Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. A bar date of April 14, 2003 was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 cases. Accordingly, the ultimate number and allowed amount of such claims are not presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

Results of Operations

     The following table sets forth the Company's net revenues and operating profit (loss) by segment for the three-month period ended March 31, 2003 (in millions):

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2003     2002
                                                              ------   ------
Net Revenues:
Performance products......................................    $ 81.9   $ 84.9
Manufacturing.............................................     109.0    123.0
Communications............................................      73.7     69.0
                                                              ------   ------
   Total..................................................    $264.6   $276.9
                                                              ======   ======

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                               2003       2002
                                                              ------      -----
Operating Profit (Loss):
Performance products......................................    $(25.2)(1)  $ 6.4
Manufacturing.............................................       8.9       11.8
Communications............................................        --       (3.5)
Eliminations/other corporate..............................      (1.7)      (1.8)
                                                              ------      -----
   Total..................................................    $(18.0)     $12.9
                                                              ======      =====

(1) Includes an impairment charge of $24.7 million.

     Net revenues for the three month period ended March 31, 2003 were $265 million or $12 million below the comparable prior year level. This decrease is principally due to lower sales in the manufacturing and performance products segments partially offset by higher sales in the communications segment. The decrease in the manufacturing segment is due to lost volumes with certain major customers as a result of their resourcing, utilizing their own in-house production capabilities or outsourcing to competitors in the Far East. The decrease in sales in the performance product segment is the result of lower sales in the environmental services, pharmaceutical and personal care and chemical processing markets. The increase in sales in the communications segment is principally due to the impact of exchange rate fluctuations on the reported results of the Company's European subsidiaries.

     Gross profit for the three month period ended March 31, 2003 was $47 million as compared to $55 million for the comparable prior year period. This decrease is principally due to the lower sales volume in the performance products and manufacturing segments, higher spending in the performance products segment and a $3 million charge for estimated losses to be incurred to fulfill contractual commitments at the South Plant of the Delaware Valley Works complex through its estimated closure date of September 30, 2003. These decreases were partially offset by higher gross profit in the communications segment, which was principally due to the above-mentioned impact of exchange rate fluctuations.

     Selling, general and administrative expense decreased $2 million for the three month period ended March 31, 2003, reflecting lower spending primarily in the communications segment partially offset by the above mentioned impact of exchange rate fluctuations.

     Operating loss for the three months ended March 31, 2003 was $18 million as compared to operating profit of $13 million for the prior year period. This decrease was principally due to an impairment charge of $25 million and the above-mentioned changes in gross margin and selling, general and administrative expense.

     Interest expense for the three month period ended March 31, 2003 was $17 million lower than the prior year level. This decrease is principally due to no interest expense being recorded on the Company's senior credit facility and 11% Senior Subordinated Notes subsequent to the Company's Chapter 11 filing on October 11, 2002. The Company is currently making adequate protection payments to its senior creditors, which are being treated for accounting purposes as reductions in principal.

     Income tax expense for the three month period ended March 31, 2003 was $2 million as compared to a $1 million benefit for the prior year. During the second quarter of 2002 the Company recorded a valuation allowance reducing the carrying value of its domestic net deferred tax assets to zero. Accordingly, income tax expense for the three month period ended March 31, 2003 does not include a provision for federal income tax benefit on its domestic loss. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

Restructuring and Impairment Charges

     During the first quarter, the Company announced a plan to wind down and close operations at its facility in Claymont, Delaware which is included in the performance products segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $25 million to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based upon an independent appraisal.

     The Company expects to substantially complete implementation of its restructuring programs by the end of 2003. Management does not expect that the restructuring programs will have a material impact on the Company's revenues. Cash payments charged against the restructuring liability totaled $3.9 million for employee termination costs and $0.1 million for facility exit costs in the three months ended March 31, 2003. While management expects that cash outlays related to the restructuring programs will be substantially completed by the end of the 2003, certain facility exit costs, primarily lease obligations, have payment terms extending beyond 2003. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations. Management expects that the 2001 and 2002 restructuring programs will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $40-$45 million. The Company began to realize these reductions in the third quarter of fiscal 2001.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $118 million at March 31, 2003 compared with $133 million at December 31, 2002. The decrease in cash is the result of the repayment of $13 million of long-term debt, capital expenditures of $9 million, reorganization expenditures of $4 million, offset by cash provided by operations of $9 million.

     The Company had working capital of $243 million at March 31, 2003 as compared with working capital of $256 million at December 31, 2002. This decrease in working capital principally reflects lower cash and higher accounts receivable balances.

     As of March 31, 2003, the Company had approximately $118 million in cash on hand, which management believes will provide sufficient liquidity to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process. At hearings held on October 17 and November 7, 2002, the Bankruptcy Court entered orders authorizing the Debtors' to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. In order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. The new facility will enable the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and will provide the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

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

     In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted this standard on January 1, 2003. There was no effect upon adoption on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this standard on January 1, 2003. There was no effect upon adoption on the Company's consolidated financial statements.

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

Item 2. Changes in Securities and Use of Proceeds.

     NONE

Item 3. Defaults Upon Senior Securities.

     On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes, which total $961 million as of October 11, 2002. In addition, the Company received termination payment demands from counterparties to the Company's interest rate swap agreements totaling $13 million, which have not been paid. In connection with its use of cash collateral under the senior credit facility, the Company is currently making adequate protection payments to its senior creditors which are being recorded as reductions in principle for accounting purposes. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The future results of the Company are dependent upon confirming and implementing, on a timely basis, a plan of reorganization. The ultimate treatment of and recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, based upon information available to it, the Company currently believes that the Debtor's proposed reorganization plan or plans will provide for the cancellation of existing equity interests and for limited recoveries by holders of debt securities.

Item 4. Submission of Matters to a Vote of Security Holders.

     NONE

Item 5. Other Information.

     NONE

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits;

          99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K;

          Form 8-K filed with the Securities and Exchange Commission dated February 28, 2003, attached two press releases issued by General Chemical Corporation, a subsidiary of the Registrant, announcing that General Chemical Corporation plans to decommission the sulfuric acid production operation located at its Delaware Valley facility in Claymont, Delaware and that General Chemical Corporation and Esseco S.p.A. have plans to form a joint venture, Esseso General Chemical LLC, to supply various sodium and sulfur-based chemistries to the North American market.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                             GENTEK INC.
                                                     ---------------------------
                                                             Registrant


Date May 15, 2003               /s/ Richard R. Russell
     ------------               ------------------------------------------------
                                    Richard R. Russell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date May 15, 2003               /s/ Matthew R. Friel
     ------------               ------------------------------------------------
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


Date May 15, 2003                 /s/ Richard R. Russell
     ------------                 ----------------------------------------------
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


Date May 15, 2003                 /s/ Matthew R. Friel
     ------------                 ----------------------------------------------
                                      Matthew R. Friel
                                      Vice President and Chief Financial Officer

                          STATEMENT OF DIFFERENCES

 The section symbol shall be expressed as............................... 'SS'