Form 10-Q
period 2003-06-30
GENTEK INC
filed 2003-08-14
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of July 31, 2003 was 22,830,833 and 2,505,337, respectively.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I.    FINANCIAL INFORMATION:

   Item 1.   Financial Statements

      Consolidated Statements of Operations - Three Months and Six Months
         Ended June 30, 2003 and 2002.......................................    1

      Consolidated Balance Sheets - June 30, 2003 and
         December 31, 2002..................................................    2

      Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2003 and 2002.......................................    3

      Notes to the Consolidated Financial Statements........................   4-21

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  22-29

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....   29

   Item 4.   Controls and Procedures........................................   29

PART II.   OTHER INFORMATION:

   Item 1.   Legal Proceedings..............................................  29-30

   Item 2.   Changes in Securities and Use of Proceeds......................   30

   Item 3.   Defaults upon Senior Securities................................   30

   Item 4.   Submission of Matters to a Vote of Security Holders............   30

   Item 5.   Other Information..............................................   30

   Item 6.   Exhibits and Reports on Form 8-K...............................  30-31

SIGNATURES..................................................................   32

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                               --------------------   --------------------
                                                                 2003       2002        2003       2002
                                                               --------   ---------   --------   ---------
Net revenues ...............................................   $281,236   $ 302,729   $545,872   $ 579,666
Cost of sales ..............................................    225,028     239,314    442,869     460,943
Selling, general and administrative expense ................     42,046      48,579     82,193      91,029
Restructuring and impairment charges .......................         --      23,618     24,661      23,618
                                                               --------   ---------   --------   ---------
   Operating profit (loss) .................................     14,162      (8,782)    (3,851)      4,076
Interest expense (contractual interest for the three and six month periods ended June 30, 2003 was $17,560 and
   $34,840, respectively) ..................................        584      18,869        955      36,585
Interest income ............................................        293         782        546       1,211
Reorganization items .......................................     24,832          --     33,790          --
Other (income) expense, net ................................     (2,904)     (1,057)    (3,115)       (989)
                                                               --------   ---------   --------   ---------
   Loss before income taxes and cumulative effect of a
      change in accounting principle .......................     (8,057)    (25,812)   (34,935)    (30,309)
Income tax provision .......................................      1,737     120,401      3,768     119,052
                                                               --------   ---------   --------   ---------
   Loss before cumulative effect of a change in
      accounting principle .................................     (9,794)   (146,213)   (38,703)   (149,361)
Cumulative effect of a change in accounting principle
   (net of tax benefit of $39,760) .........................         --          --         --    (161,125)
                                                               --------   ---------   --------   ---------
   Net loss ................................................   $ (9,794)  $(146,213)  $(38,703)  $(310,486)
                                                               ========   =========   ========   =========

Loss per common share - basic:
Loss before cumulative effect of a change in accounting
   principle ...............................................   $   (.38)  $   (5.73)  $  (1.51)  $   (5.86)
Cumulative effect of a change in accounting principle ......         --          --         --       (6.32)
                                                               --------   ---------   --------   ---------
   Net loss ................................................   $   (.38)  $   (5.73)  $  (1.51)  $  (12.18)
                                                               ========   =========   ========   =========

Loss per common share - assuming dilution:
Loss before cumulative effect of a change in accounting
   principle ...............................................   $   (.38)  $   (5.73)  $  (1.51)  $   (5.86)
Cumulative effect of a change in accounting principle ......         --          --         --       (6.32)
                                                               --------   ---------   --------   ---------
   Net loss ................................................   $   (.38)  $   (5.73)  $  (1.51)  $  (12.18)
                                                               ========   =========   ========   =========

      See the accompanying notes to the consolidated financial statements.

                                  GENTEK INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                         June 30,     December 31,
                                                                           2003           2002
                                                                        -----------   ------------
                                                                        (unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents ........................................    $  105,441    $   133,030
   Receivables, net .................................................       196,768        185,825
   Inventories ......................................................       107,512        104,718
   Deferred income taxes ............................................         3,511          3,328
   Other current assets .............................................        23,906         24,027
                                                                         ----------    -----------
      Total current assets ..........................................       437,138        450,928
Property, plant and equipment, net ..................................       284,755        308,825
Goodwill ............................................................       127,918        127,724
Deferred income taxes ...............................................        47,592         42,789
Other assets ........................................................        28,182         26,719
                                                                         ----------    -----------
      Total assets ..................................................    $  925,585    $   956,985
                                                                         ==========    ===========

                    LIABILITIES AND DEFICIT
Current liabilities:
   Accounts payable .................................................    $   48,812    $    50,852
   Accrued liabilities ..............................................       131,438        128,714
   Current portion of long-term debt ................................        15,443         15,091
                                                                         ----------    -----------
      Total current liabilities .....................................       195,693        194,657
Long-term debt ......................................................         2,340          2,452
Liabilities subject to compromise ...................................     1,134,323      1,143,765
Other liabilities ...................................................       133,546        126,432
                                                                         ----------    -----------
      Total liabilities .............................................     1,465,902      1,467,306
                                                                         ----------    -----------
Deficit:
   Preferred Stock, $.01 par value; authorized 10,000,000 shares;
      none issued or outstanding ....................................            --             --
   Common Stock, $.01 par value; authorized 100,000,000 shares;
      issued: 22,981,146 and 21,589,623 shares at June 30, 2003
      and December 31, 2002, respectively ...........................           230            216
   Class B Common Stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding: 2,505,337 and 3,896,860
      shares at June 30, 2003 and December 31, 2002, respectively ...            25             39
   Paid in capital ..................................................         3,308          3,305
   Accumulated other comprehensive loss .............................       (22,407)       (31,111)
   Accumulated deficit ..............................................      (520,228)      (481,525)
   Treasury stock, at cost: 150,313 shares at June 30, 2003 and
      December 31, 2002 .............................................        (1,245)        (1,245)
                                                                         ----------    -----------
      Total deficit .................................................      (540,317)      (510,321)
                                                                         ----------    -----------
      Total liabilities and deficit .................................    $  925,585    $   956,985
                                                                         ==========    ===========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                     --------------------
                                                                       2003       2002
                                                                     --------   ---------
Cash flows from operating activities:
   Net loss ......................................................   $(38,703)  $(310,486)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Cumulative effect of a change in accounting principle ......         --     161,125
      Depreciation and amortization ..............................     23,106      24,379
      Asset impairment charges ...................................     24,661      22,417
      Reorganization items .......................................     33,790          --
      Net loss on disposition of long-term assets ................         96         160
      Long-term incentive plan costs, net ........................          3         (48)
      (Increase) decrease in receivables .........................     (3,511)      1,343
      Decrease in inventories ....................................        322       5,074
      (Increase) decrease in deferred tax assets .................       (644)    125,632
      Decrease in accounts payable ...............................     (6,013)    (18,185)
      Decrease in accrued liabilities ............................    (11,133)        (29)
      Decrease in other liabilities and assets, net ..............       (896)    (12,162)
                                                                     --------   ---------
         Net cash provided by (used for) operations ..............     21,078        (780)
                                                                     --------   ---------
Net cash used for reorganization items ...........................     (9,957)         --
                                                                     --------   ---------
Cash flows from investing activities:
   Capital expenditures ..........................................    (17,029)    (23,085)
   Proceeds from sales or disposals of long-term assets ..........        195       6,088
   Acquisition of businesses net of cash acquired* ...............         --        (464)
                                                                     --------   ---------
         Net cash used for investing activities ..................    (16,834)    (17,461)
                                                                     --------   ---------
Cash flows from financing activities:
   Proceeds from long-term debt ..................................      1,863     165,928
   Repayment of long-term debt ...................................    (25,594)    (18,196)
   Payment to acquire treasury stock .............................         --          (1)
   Debt issuance costs - reorganization ..........................       (606)         --
                                                                     --------   ---------
         Net cash provided by (used for) financing activities.....    (24,337)    147,731
                                                                     --------   ---------
Effect of exchange rate changes on cash ..........................      2,461       1,278
                                                                     --------   ---------
Increase (decrease) in cash and cash equivalents .................    (27,589)    130,768
Cash and cash equivalents at beginning of period .................    133,030       9,205
                                                                     --------   ---------
Cash and cash equivalents at end of period .......................   $105,441   $ 139,973
                                                                     ========   =========
Supplemental information:
   Cash paid (refunded) for income taxes .........................   $  6,687   $  (9,035)
                                                                     ========   =========
   Cash paid for interest ........................................   $    863   $  33,815
                                                                     ========   =========
*Acquisition of businesses net of cash acquired:
   Working capital, other than cash ..............................   $     --   $      59
   Property, plant and equipment .................................         --        (364)
   Other assets ..................................................         --        (159)
                                                                     --------   ---------
   Cash used to acquire businesses ...............................   $     --   $    (464)
                                                                     ========   =========

     See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

     Since the Filing, the Company's available cash and continued cash flow from operations have been adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process, and management believes it will continue to remain adequate. Further, in order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

13, 2003, to enter into a debtor-in-possession credit facility. This facility enables the Company to issue up to $50,000 of letters of credit, including approximately $30,000 of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and provides the Company's Noma Company subsidiary with a $10,000 revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. The Company intends to seek such extension. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

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

     GenTek and the other Debtors have incurred, and will continue to incur, significant administrative and reorganization expenses resulting from the Filing and the continuing Chapter 11 proceedings. The amount of these expenses, which are being expensed as incurred and reported as reorganization items, are expected to have a material effect on the Company's results of operations. See
Note 3.

     The potential adverse publicity associated with the Filing and the continuing Chapter 11 proceedings, and the resulting uncertainty regarding the Company's future prospects may hinder the

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

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

     The Company anticipates that most liabilities of the Debtors as of the date of the Filing will be treated in accordance with one or more Chapter 11 plans of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code. On June 30, 2003, the Debtors filed a proposed disclosure statement and plan of reorganization with the Bankruptcy Court. On August 25, 2003 the Bankruptcy Court is scheduled to hold a hearing to determine if the proposed disclosure statement contains "adequate information" in accordance with
Section 1125 of the Bankruptcy Code, to enable a hypothetical, reasonable investor typical of holders of claims against, or interests in, the Debtors to make an informed judgement as to whether to accept or reject the plan of reorganization. The hearing may be adjourned from time to time. There can be no assurance that the disclosure statement will be approved by the Bankruptcy Court, or that the plan will be accepted by the holders of claims entitled to vote or confirmed by the Bankruptcy Court, or that any such plan will be consummated. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's businesses, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11.

     The ultimate treatment of and recovery, if any, by creditors and security holders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, the Debtors' proposed reorganization plan provides for the cancellation of existing equity interests and for limited recoveries by holders of debt securities. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

     The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of a plan of reorganization. Liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets.

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

     Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. A bar date of April 14, 2003 was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors are being investigated and will be resolved as part of the proceedings in the Chapter 11 cases. Accordingly, the ultimate number and allowed amount of such claims are not presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

Note 2 - Summary of Significant Accounting Policies

     Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

                                                                              Three Months Ended     Six Months Ended
                                                                                   June 30,              June 30,
                                                                             -------------------   --------------------
                                                                               2003       2002       2003       2002
                                                                             -------   ---------   --------   ---------
Net loss as reported......................................................   $(9,794)  $(146,213)  $(38,703)  $(310,486)
Deduct:  Total stock-based employee compensation income (expense)
   determined under fair value based method for all awards, net of
   related tax effects....................................................       627        (736)       994      (1,314)
                                                                             -------   ---------   --------   ---------
Pro forma net loss........................................................   $(9,167)  $(146,949)  $(37,709)  $(311,800)
                                                                             =======   =========   ========   =========

Loss per share:
   Basic - as reported....................................................   $  (.38)  $   (5.73)  $  (1.51)  $  (12.18)
                                                                             =======   =========   ========   =========
   Basic - pro forma......................................................   $  (.36)  $   (5.76)  $  (1.48)  $  (12.23)
                                                                             =======   =========   ========   =========
   Diluted - as reported..................................................   $  (.38)  $   (5.73)  $  (1.51)  $  (12.18)
                                                                             =======   =========   ========   =========
   Diluted - pro forma....................................................   $  (.36)  $   (5.76)  $  (1.48)  $  (12.23)
                                                                             =======   =========   ========   =========

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

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

accordingly, the Company ceased amortizing goodwill. Upon adoption of SFAS No. 142, the Company recorded a charge of $161,125 (net of a tax benefit of $39,760) as a cumulative effect of a change in accounting principle.

     Carrying amount of goodwill by segment is as follows:

                                       Performance
                                         Products    Manufacturing   Consolidated
                                       -----------   -------------   ------------
Balance at December 31, 2002........     $21,738        $105,986       $127,724
Foreign currency translation........          --             194            194
                                         -------        --------       --------
Balance at June 30, 2003............     $21,738        $106,180       $127,918
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

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Combined Statements of Operations

                                                                 Three Months     Six Months
                                                                    Ended           Ended
                                                                June 30, 2003   June 30, 2003
                                                                -------------   -------------
Net revenues.................................................     $211,037        $413,340
Cost of sales................................................      176,868         351,180
Selling, general and administrative expense..................       25,063          49,104
Restructuring and impairment charges.........................           --          24,661
                                                                  --------        --------
   Operating income (loss)...................................        9,106         (11,605)
Interest expense (contractual interest for the three and six month periods ended June 30, 2003 was $17,139 and $34,117,
   respectively).............................................          163             232
Reorganization items.........................................       24,832          33,790
Other income, net............................................       (3,320)         (5,153)
                                                                  --------        --------
   Loss before income taxes..................................      (12,569)        (40,474)
Income tax provision.........................................        1,025           3,467
Equity in income from subsidiaries...........................        3,800           5,238
                                                                  --------        --------
   Net loss..................................................     $ (9,794)       $(38,703)
                                                                  ========        ========

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Combined Balance Sheets

                                                        June 30,    December 31,
                                                          2003          2002
                                                       ----------   ------------
Current assets:
   Cash and cash equivalents .......................   $   65,713    $   94,708
   Receivables, net ................................      140,445       132,089
   Inventories .....................................       67,428        66,395
   Other current assets ............................       20,841        21,754
                                                       ----------    ----------
      Total current assets .........................      294,427       314,946
Property, plant and equipment, net .................      204,556       231,505
Goodwill ...........................................      126,563       126,563
Intercompany receivable (payable) ..................       15,275        12,653
Investment in subsidiaries .........................       97,404        96,481
Other assets .......................................       22,602        21,848
                                                       ----------    ----------
      Total assets .................................   $  760,827    $  803,996
                                                       ==========    ==========
Current liabilities:
   Accounts payable ................................   $   28,634    $   31,978
   Accrued liabilities .............................       97,902        98,147
   Current portion of long-term debt ...............          101           101
                                                       ----------    ----------
      Total current liabilities ....................      126,637       130,226
Long-term debt .....................................          546           596
Liabilities subject to compromise ..................    1,134,323     1,143,765
Other liabilities ..................................       39,638        39,730
                                                       ----------    ----------
      Total liabilities ............................    1,301,144     1,314,317
Deficit ............................................     (540,317)     (510,321)
                                                       ----------    ----------
      Total liabilities and deficit ................   $  760,827    $  803,996
                                                       ==========    ==========

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Combined Statement of Cash Flows

                                                                   Six Months
                                                                      Ended
                                                                  June 30, 2003
                                                                  -------------
Net cash provided by operating activities......................      $ 18,083
Net cash used for reorganization items.........................        (9,957)
Net cash used for investing activities.........................       (14,005)
Net cash used for financing activities.........................       (23,116)
                                                                     --------
Decrease in cash and cash equivalents..........................       (28,995)
Cash and cash equivalents at beginning of period...............        94,708
                                                                     --------
Cash and cash equivalents at end of period.....................      $ 65,713
                                                                     ========

     Liabilities subject to compromise in the Consolidated and Debtor-in-Possession balance sheets consist of the following items:

                                                        June 30,    December 31,
                                                          2003          2002
                                                       ----------   ------------
Accounts payable....................................   $   42,154    $   44,331
Accrued interest payable............................       17,795        17,795
Accrued liabilities.................................       13,433        12,644
Long-term debt......................................      911,258       921,986
Long-term liabilities...............................      149,683       147,009
                                                       ----------    ----------
                                                       $1,134,323    $1,143,765
                                                       ==========    ==========

     Reorganization items in the Consolidated and Debtor-in-Possession statement of operations consist of the following:

                                                        Three Months     Six Months
                                                           Ended           Ended
                                                       June 30, 2003   June 30, 2003
                                                       -------------   -------------
Professional fees...................................      $ 6,087         $12,096
Employee costs......................................        4,504           7,032
Interest income.....................................         (155)           (449)
Settlement of pre-petition liabilities..............         (591)         (1,503)
Write off of unamortized debt issuance costs........       11,730          11,730
Other...............................................        3,257           4,884
                                                          -------         -------
                                                          $24,832         $33,790
                                                          =======         =======

                                  GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 4 - Comprehensive Loss

     Total comprehensive loss is comprised of net loss, foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive loss for the three months ended June 30, 2003 and 2002 was $(4,128) and $(140,572), respectively. Total comprehensive loss for the six months ended June 30, 2003 and 2002 was $(29,999) and $(303,714), respectively.

Note 5 - Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

     The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                 -----------------------   -----------------------
                                                    2003         2002         2003         2002
                                                 ----------   ----------   ----------   ----------
Basic earnings per common share:
   Weighted average common shares
      outstanding.............................   25,564,310   25,510,048   25,564,310   25,491,247
                                                 ==========   ==========   ==========   ==========
Diluted earnings per common share:
   Weighted average common shares
      outstanding.............................   25,564,310   25,510,048   25,564,310   25,491,247
   Options and restricted units...............           --           --           --           --
                                                 ----------   ----------   ----------   ----------
   Total......................................   25,564,310   25,510,048   25,564,310   25,491,247
                                                 ==========   ==========   ==========   ==========

     For the six months ended June 30, 2003 and 2002, 2,737,250 and 2,987,750 options and restricted units, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 6 - Inventories

                                                 June 30,    December 31,
                                                   2003          2002
                                                 --------    ------------
Raw materials.................................   $ 39,220      $ 41,003
Work in process...............................     20,286        16,363
Finished products.............................     42,403        42,077
Supplies and containers.......................      5,603         5,275
                                                 --------      --------
                                                 $107,512      $104,718
                                                 ========      ========

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 7 - Long-Term Debt


                                                             June 30,   December 31,
                                                Maturities     2003         2002
                                                ----------   --------   ------------
Bank term loans - floating rates ............    2003-2007   $452,917     $463,401
Revolving credit facility - floating rate ...      2005       258,341      264,718
Senior Subordinated Notes - 11% .............      2009       200,000      193,867
Other debt - floating rates .................    2003-2018     17,783       17,543
                                                             --------     --------
   Total debt ...............................                 929,041      939,529
   Less: Current portion ....................                  15,443       15,091
         Liabilities subject to compromise...                 911,258      921,986
                                                             --------     --------
   Net long-term debt .......................                $  2,340     $  2,452
                                                             ========     ========

     On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. Outstanding balances for the senior credit facility and the 11% Senior Subordinated Notes have been reclassified to liabilities subject to compromise. In connection with its use of cash collateral under the credit facility, the Company is currently making adequate protection payments to its senior creditors, based upon interest rates ranging from 5.8 to 6.5 percent for its credit facility, which are being recorded as reductions in principal for accounting purposes. See Note 1 for further discussion of the Company's bankruptcy.

     The Company entered into a debtor-in-possession credit facility with certain members of its pre-petition bank syndicate, and received approval of such facility from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003. This facility provides for up to $50,000 of letters of credit, including approximately $30,000 of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other then ordinary trade credit) and provides the Company's Noma Company subsidiary with a $10,000 revolving credit facility for working capital and other general corporate purposes of Noma Company. Borrowings under the revolving credit facility bear interest at variable rates based on prime plus 2.3 percent or LIBOR plus 3.5 percent. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. The Company intends to seek such extension. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets. At June 30, 2003, the unused letter of credit balance was $16,491 and there were no borrowings outstanding under the revolving credit facility.

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 8 - Segment Information

     Industry segment information is summarized as follows:

                                             Three Months Ended    Six Months Ended
                                                  June 30,              June 30,
                                            -------------------   -------------------
                                              2003       2002       2003       2002
                                            --------   --------   --------   --------
Net Revenues:
Performance products ....................   $ 89,376   $ 93,571   $171,254   $178,477
Manufacturing ...........................    109,779    131,897    218,826    254,960
Communications ..........................     82,081     77,261    155,792    146,229
                                            --------   --------   --------   --------
   Total segments .......................   $281,236   $302,729   $545,872   $579,666
                                            ========   ========   ========   ========

                                            Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                            -------------------   -------------------
                                              2003       2002       2003       2002
                                            --------   --------   --------   --------
Operating Profit (Loss):
Performance products ....................    $ 6,378   $  6,454   $(18,831)  $ 12,803
Manufacturing ...........................      8,634     13,553     17,537     25,370
Communications ..........................      1,364    (25,168)     1,334    (28,640)
                                             -------   --------   --------   --------
   Total segments .......................     16,376     (5,161)        40      9,533
Eliminations and other corporate
   expenses..............................     (2,214)    (3,621)    (3,891)    (5,457)
                                             -------   --------   --------   --------
Consolidated ............................     14,162     (8,782)    (3,851)     4,076
Interest expense ........................        584     18,869        955     36,585
Other (income) expense, net .............     21,635     (1,839)    30,129     (2,200)
                                             -------   --------   --------   --------
Consolidated loss before income taxes
   and cumulative effect of a change in
   accounting principle .................    $(8,057)  $(25,812)  $(34,935)  $(30,309)
                                             =======   ========   ========   ========

                                              Identifiable Assets
                                            -----------------------
                                            June 30,   December 31,
                                              2003         2002
                                            --------   ------------
Performance products.....................   $225,871     $249,326
Manufacturing (1)........................    366,228      369,415
Communications...........................    269,146      258,595
Corporate................................     64,340       79,649
                                            --------     --------
Consolidated.............................   $925,585     $956,985
                                            ========     ========

(1)  Includes equity method investments of $19,101 and $18,274, respectively.

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 9 - Restructuring and Impairment Charges

     The Company's 2002 restructuring program consisted of a workforce reduction in its communications segment. During the year ended December 31, 2002, the Company recorded charges of $13,152 related to employee termination costs for 430 employees and $267 for lease obligations and other closure costs at three facilities that will no longer be used.

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

     As of June 30, 2003, approximately 2,100 employees have been terminated pursuant to the restructuring programs. The Company expects to substantially complete implementation of its restructuring programs by the end of 2003. Management does not expect that its restructuring programs will have a material impact on the Company's revenues.

     The following tables summarize the Company's accruals for restructuring costs:

                                                         Employee
                                                        Termination    Facility
                                                           Costs      Exit Costs
                                                        -----------   ----------
Balance at December 31, 2001 ........................    $ 11,621      $ 4,628
Provisions ..........................................      13,152          267
Reclassified to liabilities subject to compromise ...      (1,338)      (2,196)
Amounts paid ........................................      (9,542)      (1,547)
                                                         --------      -------
Balance at December 31, 2002 ........................      13,893        1,152
Amounts paid ........................................      (6,812)        (140)
                                                         --------      -------
Balance at June 30, 2003 ............................    $  7,081      $ 1,012
                                                         ========      =======

     On February 28, 2003, the Company announced a plan to wind down and close operations at its facility in Claymont, Delaware, which is included in the performance products segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $24,661 to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based upon an independent appraisal.

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 10 - Commitments and Contingencies

     On February 28, 2003, the Company announced a plan to wind down and close operations in Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan was approved by the Bankruptcy Court on July 24, 2003. The South Plant is expected to cease production on or before November 11, 2003. Upon closure of the plant, the Company will record a charge for the costs of decommissioning the facility. In addition, the Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation and any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas located in the North Plant of the facility, including the production of sulfur, fluorine, potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

Note 11 - Summarized Financial Information

     The Company's 11% Senior Subordinated Notes due 2009 are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company's wholly owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are the Company's foreign subsidiaries.

     The following condensed consolidating financial information illustrates the composition of the combined Subsidiary Guarantors. The Company believes that the separate, complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2003

                                                                            Non-
                                                           Subsidiary    Guarantor
                                                 Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                 -------   ----------   ------------   ------------   ------------
Net revenues..................................   $    --    $172,518      $117,876       $(9,158)       $281,236
Cost of sales.................................        --     141,171        93,015        (9,158)        225,028
Selling, general and administrative expense...     2,186      20,473        19,387            --          42,046
                                                 -------    --------      --------       -------        --------
      Operating profit (loss).................    (2,186)     10,874         5,474            --          14,162
Interest expense..............................       260          56           551          (283)            584
Other (income) expense, net...................       340      22,258        (1,246)          283          21,635
                                                 -------    --------      --------       -------        --------
      Income (loss) before income taxes.......    (2,786)    (11,440)        6,169            --          (8,057)
Income tax provision (benefit)................     5,517      (4,445)          665            --           1,737
Equity in income (loss) from subsidiaries.....    (1,491)      5,504            --        (4,013)             --
                                                 -------    --------      --------       -------        --------
      Net income (loss).......................   $(9,794)   $ (1,491)     $  5,504       $(4,013)       $ (9,794)
                                                 =======    ========      ========       =======        ========

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2002

                                                                              Non-
                                                             Subsidiary    Guarantor
                                                  Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                                 ---------   ----------   ------------   ------------   ------------
Net revenues..................................   $      --   $ 196,376      $118,378       $(12,025)     $ 302,729
Cost of sales.................................          --     160,118        91,221        (12,025)       239,314
Selling, general and administrative expense...         649      29,341        18,589             --         48,579
Restructuring and impairment charges..........          --      23,183           435             --         23,618
                                                 ---------   ---------      --------       --------      ---------
      Operating profit (loss).................        (649)    (16,266)        8,133             --         (8,782)
Interest expense..............................      15,315      17,658         4,075        (18,179)        18,869
Other income, net.............................     (13,676)     (2,199)       (4,143)        18,179         (1,839)
                                                 ---------   ---------      --------       --------      ---------
      Income (loss) before income taxes.......      (2,288)    (31,725)        8,201             --        (25,812)
Income tax provision..........................       5,277      72,009        43,115             --        120,401
Equity in loss from subsidiaries..............    (138,648)    (34,914)           --        173,562             --
                                                 ---------   ---------      --------       --------      ---------
      Net loss................................   $(146,213)  $(138,648)     $(34,914)      $173,562      $(146,213)
                                                 =========   =========      ========       ========      =========

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2003

                                                                             Non-
                                                            Subsidiary    Guarantor
                                                  Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                 --------   ----------   ------------   ------------   ------------
Net revenues..................................   $     --    $338,534      $225,021       $(17,683)      $545,872
Cost of sales.................................         --     284,198       176,354        (17,683)       442,869
Selling, general and administrative expense...      3,728      41,179        37,286             --         82,193
Restructuring and impairment charges..........         --      24,661            --             --         24,661
                                                 --------    --------      --------       --------       --------
      Operating profit (loss).................     (3,728)    (11,504)       11,381             --         (3,851)
Interest expense..............................        286          98         1,093           (522)           955
Other (income) expense, net...................       (869)     31,701        (1,225)           522         30,129
                                                 --------    --------      --------       --------       --------
      Income (loss) before income taxes.......     (3,145)    (43,303)       11,513             --        (34,935)
Income tax provision (benefit)................     19,451     (16,863)        1,180             --          3,768
Equity in income (loss) from subsidiaries.....    (16,107)     10,333            --          5,774             --
                                                 --------    --------      --------       --------       --------
      Net income (loss).......................   $(38,703)   $(16,107)     $ 10,333       $  5,774       $(38,703)
                                                 ========    ========      ========       ========       ========

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2002

                                                                              Non-
                                                             Subsidiary    Guarantor
                                                   Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                 ---------   ----------   ------------   ------------   ------------
Net revenues..................................   $      --   $ 380,494     $ 222,545       $(23,373)      $ 579,666
Cost of sales.................................          --     311,438       172,878        (23,373)        460,943
Selling, general and administrative expense...       1,282      53,794        35,953             --          91,029
Restructuring and impairment charges..........          --      23,183           435             --          23,618
                                                 ---------   ---------     ---------       --------       ---------
      Operating profit (loss).................      (1,282)     (7,921)       13,279             --           4,076
Interest expense..............................      29,597      34,242         7,861        (35,115)         36,585
Other income, net.............................     (26,174)     (3,191)       (7,950)        35,115          (2,200)
                                                 ---------   ---------     ---------       --------       ---------
      Income (loss) before income taxes and
         cumulative effect of a change in
         accounting principle.................      (4,705)    (38,972)       13,368             --         (30,309)
Income tax provision..........................       4,552      69,835        44,665             --         119,052
Cumulative effect of a change in
   accounting principle.......................          --     (65,359)      (95,766)            --        (161,125)
Equity in loss from subsidiaries..............    (301,229)   (127,063)           --        428,292              --
                                                 ---------   ---------     ---------       --------       ---------
      Net loss................................   $(310,486)  $(301,229)    $(127,063)      $428,292       $(310,486)
                                                 =========   =========     =========       ========       =========

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Balance Sheet
June 30, 2003

                                                                                Non-
                                                               Subsidiary    Guarantor
                                                     Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   ---------   ----------   ------------   ------------   ------------
Current assets:
   Cash and cash equivalents ...................   $  43,465   $  11,230      $ 50,746       $     --      $  105,441
   Receivables, net ............................       8,674     102,295        85,799             --         196,768
   Inventories .................................          --      50,930        56,582             --         107,512
   Other current assets ........................     (29,431)     46,776        10,072             --          27,417
                                                   ---------   ---------      --------       --------      ----------
      Total current assets .....................      22,708     211,231       203,199             --         437,138
Property, plant and equipment, net .............          --     185,144        99,611             --         284,755
Goodwill, net ..................................          --      45,005        82,913             --         127,918
Intercompany receivable (payable) ..............     716,332    (683,721)      (32,611)            --              --
Investment in subsidiaries .....................    (347,235)     89,893            --        257,342              --
Other assets ...................................     (81,012)     87,942        68,844             --          75,774
                                                   ---------   ---------      --------       --------      ----------
      Total assets .............................   $ 310,793   $ (64,506)     $421,956       $257,342      $  925,585
                                                   =========   =========      ========       ========      ==========
Current liabilities:
   Accounts payable ............................   $       1   $  21,837      $ 26,974       $     --      $   48,812
   Accrued liabilities .........................      45,359      41,222        44,857             --         131,438
   Current portion of long-term debt ...........          --         100        15,343             --          15,443
                                                   ---------   ---------      --------       --------      ----------
      Total current liabilities ................      45,360      63,159        87,174             --         195,693
Long-term debt .................................          --         546         1,794             --           2,340
Liabilities subject to compromise ..............     803,686     183,096       147,541             --       1,134,323
Other liabilities ..............................       2,064      35,928        95,554             --         133,546
                                                   ---------   ---------      --------       --------      ----------
      Total liabilities ........................     851,110     282,729       332,063             --       1,465,902
Equity (deficit) ...............................    (540,317)   (347,235)       89,893        257,342        (540,317)
                                                   ---------   ---------      --------       --------      ----------
      Total liabilities and equity (deficit) ...   $ 310,793   $ (64,506)     $421,956       $257,342      $  925,585
                                                   =========   =========      ========       ========      ==========

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2002

                                                                                Non-
                                                               Subsidiary    Guarantor
                                                     Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   ---------   ----------   ------------   ------------   ------------
Current assets:
   Cash and cash equivalents ...................   $  64,046   $  22,230      $ 46,754       $     --      $  133,030
   Receivables, net ............................       8,674      95,978        81,173             --         185,825
   Inventories .................................          --      51,776        52,942             --         104,718
   Other current assets ........................     (29,129)     46,215        10,269             --          27,355
                                                   ---------   ---------      --------       --------      ----------
      Total current assets .....................      43,591     216,199       191,138             --         450,928
Property, plant and equipment, net .............          --     211,525        97,300             --         308,825
Goodwill, net ..................................          --      45,005        82,719             --         127,724
Intercompany receivable (payable) ..............     714,357    (696,631)      (17,726)            --              --
Investment in subsidiaries .....................    (335,365)     83,305            --        252,060              --
Other assets ...................................     (83,903)     90,104        63,307             --          69,508
                                                   ---------   ---------      --------       --------      ----------
      Total assets .............................   $ 338,680   $ (50,493)     $416,738       $252,060      $  956,985
                                                   =========   =========      ========       ========      ==========
Current liabilities:
   Accounts payable ............................   $       6   $  24,445      $ 26,401       $     --      $   50,852
   Accrued liabilities .........................      25,036      53,071        50,607             --         128,714
   Current portion of long-term debt ...........          --         101        14,990             --          15,091
                                                   ---------   ---------      --------       --------      ----------
      Total current liabilities ................      25,042      77,617        91,998             --         194,657
Long-term debt .................................          --         596         1,856             --           2,452
Liabilities subject to compromise ..............     821,895     169,960       151,910             --       1,143,765
Other liabilities ..............................       2,064      36,699        87,669             --         126,432
                                                   ---------   ---------      --------       --------      ----------
      Total liabilities ........................     849,001     284,872       333,433             --       1,467,306
Equity (deficit) ...............................    (510,321)   (335,365)       83,305        252,060        (510,321)
                                                   ---------   ---------      --------       --------      ----------
      Total liabilities and equity (deficit) ...   $ 338,680   $ (50,493)     $416,738       $252,060      $  956,985
                                                   =========   =========      ========       ========      ==========

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                     For the six months ended June 30, 2003
                  (Dollars in thousands, except per share data)
                                  (unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003

                                                                               Non-
                                                              Subsidiary    Guarantor
                                                    Parent    Guarantors   Subsidiaries   Consolidated
                                                   --------   ----------   ------------   ------------
Net cash provided by (used for) operating
   activities ..................................   $ (4,728)   $  4,551      $11,298        $ 11,121
                                                   --------    --------      -------        --------
Net cash used for investing activities .........         --     (13,004)      (3,830)        (16,834)
                                                   --------    --------      -------        --------
Cash flows from financing activities:
   Intercompany cash transfers .................      2,495      (2,495)          --              --
   Other .......................................    (18,348)        (52)      (5,937)        (24,337)
                                                   --------    --------      --------       --------
Net cash used for financing activities .........    (15,853)     (2,547)      (5,937)        (24,337)
                                                   --------    --------      -------        --------
Effect of exchange rates on cash ...............         --          --        2,461           2,461
                                                   --------    --------      -------        --------
Increase (decrease) in cash and cash
   equivalents .................................    (20,581)    (11,000)       3,992         (27,589)
Cash and cash equivalents at beginning of
   period ......................................     64,046      22,230       46,754         133,030
                                                   --------    --------      -------        --------
Cash and cash equivalents at end of period .....   $ 43,465    $ 11,230      $50,746        $105,441
                                                   ========    ========      =======        ========

Condensed Consolidating Statement of Cash Flows
Six Months ended June 30, 2002

                                                                                Non-
                                                               Subsidiary    Guarantor
                                                     Parent    Guarantors   Subsidiaries   Consolidated
                                                   ---------   ----------   ------------   ------------
Net cash provided by (used for) operating
   activities ..................................   $  (1,793)   $(16,442)     $17,455        $   (780)
                                                   ---------    --------      -------        --------
Net cash used for investing activities .........          --     (10,171)      (7,290)        (17,461)
                                                   ---------    --------      -------        --------
Cash flows from financing activities:
   Intercompany cash transfers .................    (146,835)    144,478        2,357              --
   Other .......................................     148,628        (414)        (483)        147,731
                                                   ---------    --------      -------        --------
Net cash provided by financing activities ......       1,793     144,064        1,874         147,731
                                                   ---------    --------      -------        --------
Effect of exchange rates on cash ...............          --          --        1,278           1,278
                                                   ---------    --------      -------        --------
Increase in cash and cash equivalents ..........          --     117,451       13,317         130,768
Cash and cash equivalents at beginning
   of period ...................................          --         443        8,762           9,205
                                                   ---------    --------      -------        --------
Cash and cash equivalents at end of period .....   $      --    $117,894      $22,079        $139,973
                                                   =========    ========      =======        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

     Since the Filing, the Company's available cash and continued cash flow from operations have been adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process, and management believes it will continue to remain adequate. Further, in order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. This facility enables the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and provides the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. The Company intends to seek such extension. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

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

     The Company anticipates that most liabilities of the Debtors as of the date of the Filing will be treated in accordance with one or more Chapter 11 plans of reorganization which will be proposed to be voted on by interested parties and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code. On June 30, 2003, the Debtors filed a proposed disclosure statement and plan of reorganization with the Bankruptcy Court. On August 25, 2003 the Bankruptcy Court is scheduled to hold a hearing to determine if the proposed disclosure statement contains "adequate information" in accordance with
Section 1125 of the Bankruptcy Code, to enable a hypothetical, reasonable investor typical of holders of claims against, or interests in, the Debtors to make an informed judgement as to whether to accept or reject the plan of reorganization. The hearing may be adjourned from time to time. There can be no assurance that the disclosure statement will be approved by the Bankruptcy Court or that the plan will be accepted by the holders of claims entitled to vote or confirmed by the Bankruptcy Court, or that any such plan will be consummated. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's businesses, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11.

     On February 28, 2003, the Company and Esseco S.p.A. announced plans to form a joint venture, Esseco General Chemical LLC, to supply various sodium and sulfur-based chemistries to the North American market. Initially, the joint venture will focus on the supply and distribution of all grades of sodium metabisulfite, sodium sulfite and sodium thiosulfate. The joint venture became operational early in the second quarter of 2003. The implementation of the joint venture was subject to certain conditions, including approval of the Bankruptcy Court in Delaware, which was granted by order entered on April 4, 2003.

     On February 28, 2003, the Company announced a plan to wind down and close operations in Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan was approved by the Bankruptcy Court on July 24, 2003. The South Plant is expected to cease production on or before November 11, 2003. Upon closure of the plant, the Company will record a charge for the costs of decommissioning the facility. In addition, the Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation and any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The
Company is currently unable to estimate the nature and extent of these additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas located in the North Plant of the facility, including the production of sulfur, fluorine potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

     The ultimate treatment of and recovery, if any, by creditors and security holders will not be determined until confirmation of a plan or plans of reorganization. GenTek and other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, the Debtors' proposed reorganization plan provides for the cancellation of existing equity interests and for limited recoveries by holders of debt securities. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

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

     Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. A bar date of April 14, 2003 was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors are being investigated and will be resolved as part of the proceedings in the Chapter 11 cases. Accordingly, the ultimate number and allowed amount of such claims are not presently known and, because the settlement terms of each such allowed claim is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

Results of Operations

     The following table sets forth the Company's net revenues and operating profit (loss) by segment for the three and six month periods ended June 30, 2003 and 2002 (in millions):

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------   ----------------
                                        2003     2002       2003     2002
                                       ------   ------     ------   ------
Net Revenues:
Performance products..............     $ 89.3   $ 93.6     $171.3   $178.5
Manufacturing.....................      109.8    131.9      218.8    255.0
Communications....................       82.1     77.2      155.8    146.2
                                       ------   ------     ------   ------
   Total..........................     $281.2   $302.7     $545.9   $579.7
                                       ======   ======     ======   ======

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                     ------------------   ------------------
                                      2003    2002         2003        2002
                                     -----   ------       ------      ------
Operating Profit (Loss):
Performance products..............   $ 6.4   $  6.4       $(18.8)(2)  $ 12.8
Manufacturing.....................     8.6     13.6         17.5        25.4
Communications....................     1.4    (25.2)(1)      1.3       (28.6)(1)
Eliminations/other corporate......    (2.2)    (3.6)        (3.9)       (5.5)
                                     -----   ------       ------      ------
   Total..........................   $14.2   $ (8.8)      $ (3.9)     $  4.1
                                     =====   ======       ======      ======

(1)  Includes restructuring and impairment charges of $23.3 million.

(2)  Includes an impairment charge of $24.7 million.

     Net revenues for the three and six month periods ended June 30, 2003 decreased 7% and 6% from the comparable prior year periods to $281 million and $546 million, respectively. The decrease for both periods reflects lower sales in the manufacturing and performance products segments, partially offset by higher sales in the communications segment. The decreases in manufacturing segment revenues for both periods are due principally to lower volumes with certain major customers as a result of lower automotive build rates, and certain customers resourcing to competitors in the Far East or utilizing their own in-house production capabilities. The decreases in revenues in the performance products segment for both periods are principally the result of lower sales in the pharmaceutical and personal care markets, due primarily to the sale of the antacid product line and competitive pressures in the environmental and technology markets. The increase in revenues in the communications segment is principally due to the impact of exchange rate fluctuations on the reported results of the Company's European subsidiaries, partially offset by lower sales volumes.

     Gross profit for the three and six month periods ended June 30, 2003 decreased by $7 million and $16 million from the comparable prior year periods to $56 million and $103 million, respectively. The decrease in gross profit for the second quarter is principally due to lower gross profit in the manufacturing and performance products segments, partially offset by higher gross profit in the communications segment. The decrease in gross profit in the manufacturing segment is due to the lower volumes discussed above and unfavorable product mix in the industrial market. The decrease in gross profit in the performance products segment is the result of the above mentioned sales decreases, increases in energy and key raw material costs and a $1 million charge for estimated losses to be incurred to fulfill contractual commitments at the South Plant of the Delaware Valley Works Complex through its estimated closure date, partially offset by higher spending during the second quarter of 2002 related to the repair of two boilers at one of the Company's facilities. The increase in gross profit in the communications segment is related to the impact of exchange rate fluctuations on the reported gross profit of the Company's European subsidiaries and the favorable impact of the restructuring programs, partially offset by lower sales volumes. The decrease in gross profit for the six month period ended June 30, 2003 is due to lower gross profit in the manufacturing and performance products segments, partially offset by higher gross profit in the communications segment. The decrease in gross profit in the manufacturing segment is due to the lower volumes discussed above and product mix in the industrial market. The decrease in gross profit in the performance products segment is the result of the above mentioned sales decreases, increases in energy and key raw material costs and $4 million charge for the estimated losses to be incurred to fulfill contractual commitments at the South Plant of the Delaware Valley Works Complex through its estimated closure date, partially offset by higher spending during the first six months of 2002 related to the repairs of two boilers at one of the Company's facilities. The increase in gross profit in the communications segment is related to the impact of exchange rate fluctuations on the reported gross profit of the Company's European subsidiaries and the favorable impact of the restructuring programs, partially offset by lower sales volumes.

     Selling, general and administrative expense decreased $7 million and $9 million for the three and six month periods ended June 30, 2003, respectively, as compared to the prior year levels. The decrease in spending for the six month period reflects lower spending in all segments, partially offset by the above-mentioned impact of exchange rate fluctuations.

     Operating profit for the three months ended June 30, 2003 was $14 million as compared to a $9 million loss for the prior year period. This increase was principally due to an impairment charge of $24 million recorded in the second quarter of 2002 and the above-mentioned decrease in selling, general and administrative expense, partially offset by the above-mentioned decrease in gross profit.

     Interest expense for the three and six month periods ended June 30, 2003 was $18 million and $36 million lower than the prior year levels. These decreases are due to the fact that no interest expense has been recorded on the Company's senior credit facility and 11% Senior Subordinated Notes subsequent to the Company's Chapter 11 filing on October 11, 2002. The Company is currently making adequate protection payments to its senior creditors, which are being treated for accounting purposes as reductions in principal.

     Reorganization items for the three and six month periods ended June 30, 2003 were $25 million and $34 million, respectively. Included in these amounts is a charge of $12 million to write off unamortized debt issuance costs, along with professional fees, employee retention costs and other items associated with the Company's reorganization under Chapter 11.

     Income tax expense for the three and six month periods ended June 30, 2003 was $2 million and $4 million, respectively, which represents a decrease of $119 million and $115 million from the comparable prior year periods. These decreases are principally due to a valuation allowance of $141 million recorded in the second quarter of 2002, which reduced the carrying value of the Company's domestic net deferred tax assets to zero. Accordingly, income tax expense for the three and six month periods ended June 30, 2003 does not include a provision for federal income tax benefit on domestic losses. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

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

Restructuring Charges

     The Company expects to substantially complete implementation of its prior restructuring programs by the end of 2003. Management does not expect that the restructuring programs will have a material impact on the Company's revenues. Cash payments charged against the restructuring liability totaled $6.8 million for employee termination costs and $0.1 million for facility exit costs in the six months ended June 30, 2003. While management expects that cash outlays related to the restructuring programs will be substantially completed by the end of the 2003, certain facility exit costs, primarily lease obligations, have payment terms extending beyond 2003. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations. Management expects that the 2001 and 2002 restructuring programs will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $40-$45 million. The Company began to realize these reductions in the third quarter of fiscal 2001. The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $105 million at June 30, 2003 compared with $133 million at December 31, 2002. The decrease in cash is the result of the repayment of $26 million of long-term debt, capital expenditures of $17 million, reorganization expenditures of $10 million, offset by cash provided by operations of $21 million.

     The Company had working capital of $241 million at June 30, 2003 as compared with working capital of $256 million at December 31, 2002. This decrease in working capital principally reflects lower cash partially offset by higher accounts receivable balances.

     As of June 30, 2003, the Company had approximately $105 million in cash on hand, which management believes will provide sufficient liquidity to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process. At hearings held on October 17, 2002 and November 7, 2002, the Bankruptcy Court entered orders authorizing the Debtors' to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. In order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. This facility enables the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and provides the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility matures on September 30, 2003, but may be extended to December 31, 2003 by the holders of a majority of the commitments. The Company intends to seek such extension. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

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

     In connection with its proposed plan of reorganization, the Company is seeking up to $125 million of a secured exit facility to refinance the above-referenced facility, fund working capital and general corporate purposes, pay administration and priority claims, provide cash payments to certain prepetition creditors and pay transaction costs.

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

Item 4. Controls and Procedures.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

     NONE

Item 3. Defaults Upon Senior Securities.

     On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes, which totaled $961 million as of October 11, 2002. In addition, the Company received termination payment demands from counterparties to the Company's interest rate swap agreements totaling $13 million, which have not been paid. In connection with its use of cash collateral under the senior credit facility, the Company is currently making adequate protection payments to its senior creditors which are being recorded as reductions in principle for accounting purposes. At this time, it is not possible for the Company to predict the effect of the Chapter 11 reorganization process on the Company's business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The future results of the Company are dependent upon confirming and implementing, on a timely basis, a plan of reorganization. The ultimate treatment of and recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. GenTek and the other Debtors are unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will ultimately be under any plan or plans of reorganization finally confirmed. Although until a plan is approved there is substantial uncertainty as to the treatment of creditors and equity holders, the Debtors' proposed reorganization plan provides for the cancellation of existing equity interests and for limited recoveries by holders of debt securities.

Item 4. Submission of Matters to a Vote of Security Holders.

     NONE

Item 5. Other Information.

     NONE

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits;

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K;

          Form 8-K filed with the Securities and Exchange Commission dated July 1, 2003, with respect to the Registrant filing its Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court in the District of Delaware.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                    GENTEK INC.
                                   ---------------------------------------------
                                                    Registrant


Date  August 14, 2003              /s/ Richard R. Russell
      ---------------              ---------------------------------------------
                                   Richard R. Russell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer) and Director


Date  August 14, 2003              /s/ Matthew R. Friel
      ---------------              ---------------------------------------------
                                   Matthew R. Friel
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

   The section symbol shall be expressed as .......................'SS'