Form 10-Q
period 2003-09-30
GENTEK INC
filed 2003-11-14
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [_] No [X]

Applicable to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.                                                            Yes [X] No [_]

The number of outstanding shares of the Registrant's Common Stock as of November 10, 2003 was 10,000,000.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX
                                      -----

                                                                                   Page No.
                                                                                   --------
PART I.   FINANCIAL INFORMATION:

   Item 1.   Financial Statements

      Consolidated Statements of Operations - Three Months and Nine Months
         Ended September 30, 2003 and 2002......................................      1

      Consolidated Balance Sheets - September 30, 2003 and
         December 31, 2002......................................................      2

      Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2003 and 2002......................................      3

      Notes to the Consolidated Financial Statements............................    4-22

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................    23-31

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........      31

   Item 4.   Controls and Procedures............................................      31

PART II.  OTHER INFORMATION:

   Item 1.   Legal Proceedings..................................................      32

   Item 2.   Changes in Securities and Use of Proceeds..........................      32

   Item 3.   Defaults upon Senior Securities....................................    32-33

   Item 4.   Submission of Matters to a Vote of Security Holders................      33

   Item 5.   Other Information..................................................      33

   Item 6.   Exhibits and Reports on Form 8-K...................................    33-35

SIGNATURES    ..................................................................      36

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                 ----------------------------   ----------------------------
                                                                      2003           2002            2003           2002
                                                                 ------------    ------------   ------------    ------------
Net revenues...................................................  $    276,141    $    279,458   $    822,013    $    859,124
Cost of sales..................................................       213,749         220,948        656,618         681,891
Selling, general and administrative expense....................        41,217          46,732        123,410         137,761
Restructuring and impairment charges...........................         3,109          49,722         27,770          73,340
                                                                 ------------    ------------   ------------    ------------
   Operating profit (loss).....................................        18,066         (37,944)        14,215         (33,868)
Interest expense (contractual interest for the three and
   nine month periods ended September 30, 2003 was
   $17,030 and $51,870, respectively)..........................           464          20,752          1,419          57,337
Interest income................................................           265             568            811           1,779
Reorganization items...........................................        20,652              --         54,442              --
Other (income) expense, net....................................           998             495         (2,117)           (494)
                                                                 ------------    ------------   ------------    ------------
   Loss before income taxes and cumulative effect of a
      change in accounting principle...........................        (3,783)        (58,623)       (38,718)        (88,932)
Income tax provision (benefit).................................           998            (791)         4,766         118,261
                                                                 ------------    ------------   ------------    ------------
   Loss before cumulative effect of a change in
      accounting principle.....................................        (4,781)        (57,832)       (43,484)       (207,193)
Cumulative effect of a change in accounting principle
   (net of tax benefit of $39,760).............................            --              --             --        (161,125)
                                                                 ------------    ------------   ------------    ------------
   Net loss....................................................  $     (4,781)   $    (57,832)  $    (43,484)   $   (368,318)
                                                                 ============    ============   ============    ============
Loss per common share - basic:
Loss before cumulative effect of a change in accounting
   principle...................................................  $       (.19)   $      (2.26)  $      (1.70)   $      (8.12)
Cumulative effect of a change in accounting principle..........            --              --             --           (6.32)
                                                                 ------------    ------------   ------------    ------------
   Net loss....................................................  $       (.19)   $      (2.26)  $      (1.70)   $     (14.44)
                                                                 ============    ============   ============    ============
Loss per common share - assuming dilution:
Loss before cumulative effect of a change in accounting
   principle...................................................  $       (.19)   $      (2.26)  $      (1.70)   $      (8.12)
Cumulative effect of a change in accounting principle..........            --              --             --           (6.32)
                                                                 ------------    ------------   ------------    ------------
   Net loss....................................................  $       (.19)   $      (2.26)  $      (1.70)   $     (14.44)
                                                                 ============    ============   ============    ============

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 September 30,      December 31,
                                                                                     2003               2002
                                                                                ---------------   ---------------
                                                                                  (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................     $       116,441   $       133,030
   Receivables, net........................................................             179,419           185,825
   Inventories.............................................................             102,637           104,718
   Deferred income taxes...................................................               3,525             3,328
   Other current assets....................................................              22,057            24,027
                                                                                ---------------   ---------------
      Total current assets.................................................             424,079           450,928
Property, plant and equipment, net.........................................             281,789           308,825
Goodwill...................................................................             127,912           127,724
Deferred income taxes......................................................              48,924            42,789
Other assets...............................................................              30,210            26,719
                                                                                ---------------   ---------------
      Total assets.........................................................     $       912,914   $       956,985
                                                                                ===============   ===============
                             LIABILITIES AND DEFICIT
Current liabilities:
   Accounts payable........................................................     $        45,863   $        50,852
   Accrued liabilities.....................................................             147,460           128,714
   Current portion of long-term debt.......................................              14,295            15,091
                                                                                ---------------   ---------------
      Total current liabilities............................................             207,618           194,657
Long-term debt.............................................................                 957             2,452
Liabilities subject to compromise..........................................             982,956         1,143,765
Other liabilities..........................................................             269,328           126,432
                                                                                ---------------   ---------------
      Total liabilities....................................................           1,460,859         1,467,306
                                                                                ---------------   ---------------
Deficit:
   Preferred Stock, $.01 par value; authorized 10,000,000 shares;
      none issued or outstanding...........................................                  --                --
   Common Stock, $.01 par value; authorized 100,000,000 shares;
      issued: 22,981,146 and 21,589,623 shares at September 30,
      2003 and December 31, 2002, respectively.............................                 230               216
   Class B Common Stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding: 2,505,337 and 3,896,860 shares
      at September 30, 2003 and December 31, 2002, respectively............                  25                39
   Paid in capital.........................................................               3,308             3,305
   Accumulated other comprehensive loss....................................             (25,254)          (31,111)
   Accumulated deficit.....................................................            (525,009)         (481,525)
   Treasury stock, at cost: 150,313 shares at September 30, 2003
      and December 31, 2002................................................              (1,245)           (1,245)
                                                                                ---------------   ---------------
      Total deficit........................................................            (547,945)         (510,321)
                                                                                ---------------   ---------------
      Total liabilities and deficit........................................     $       912,914   $       956,985
                                                                                ===============   ===============

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                      2003              2002
                                                                                ---------------   ---------------
Cash flows from operating activities:
   Net loss...............................................................      $       (43,484)  $      (368,318)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Cumulative effect of a change in accounting principle...............                   --           161,125
      Depreciation and amortization.......................................               34,112            36,188
      Asset impairment charges............................................               24,862            64,819
      Reorganization items................................................               54,442                --
      Net loss (gain) on disposition of long-term assets..................                  152              (596)
      Long-term incentive plan costs, net.................................                    3              (542)
      Decrease in receivables.............................................               14,203             2,325
      Decrease in inventories.............................................                3,540             7,730
      (Increase) decrease in deferred tax assets..........................               (1,357)          126,400
      Decrease in accounts payable........................................               (8,744)          (33,722)
      Increase (decrease) in accrued liabilities..........................               (3,666)            6,130
      Decrease in other liabilities and assets, net.......................               (7,155)           (3,759)
                                                                                ---------------   ---------------
         Net cash provided by (used for) operations.......................               66,908            (2,220)
                                                                                ---------------   ---------------
Net cash used for reorganization items....................................              (17,170)               --
                                                                                ---------------   ---------------
Cash flows from investing activities:
   Capital expenditures...................................................              (26,254)          (36,026)
   Proceeds from sales or disposals of long-term assets...................                  167            13,449
   Acquisition of businesses net of cash acquired*........................                   --              (464)
                                                                                ---------------   ---------------
         Net cash used for investing activities...........................              (26,087)          (23,041)
                                                                                ---------------   ---------------
Cash flows from financing activities:
   Proceeds from long-term debt...........................................                2,537           167,778
   Repayment of long-term debt............................................              (44,790)          (24,601)
   Payment to acquire treasury stock......................................                   --                (1)
   Debt issuance costs - reorganization...................................                 (938)               --
                                                                                ---------------   ---------------
         Net cash provided by (used for) financing activities.............              (43,191)          143,176
                                                                                ---------------   ---------------
Effect of exchange rate changes on cash...................................                2,951               981
                                                                                ---------------   ---------------
Increase (decrease) in cash and cash equivalents..........................              (16,589)          118,896
Cash and cash equivalents at beginning of period..........................              133,030             9,205
                                                                                ---------------   ---------------
Cash and cash equivalents at end of period................................      $       116,441   $       128,101
                                                                                ===============   ===============
Supplemental information:
   Cash paid (refunded) for income taxes..................................      $          (295)  $        (6,853)
                                                                                ===============   ===============
   Cash paid for interest.................................................      $         1,409   $        48,465
                                                                                ===============   ===============
*Acquisition of businesses net of cash acquired:
   Working capital, other than cash.......................................      $            --   $            59
   Property, plant and equipment..........................................                   --              (364)
   Other assets...........................................................                   --              (159)
                                                                                ---------------   ---------------
   Cash used to acquire businesses........................................      $            --   $          (464)
                                                                                ===============   ===============

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

         On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases have been jointly administered as Case No. 02-12986
(MFW). As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. As of September 30, 2003, the Debtors were operating their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they were permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, were subject to approval by the Bankruptcy Court.

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

         The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its senior credit facility. The protection afforded by Chapter 11 allowed the Debtors to continue to serve their customers and preserve the value of their businesses, while they reorganized and worked to develop and implement a strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

         Between the Filing through September 30, 2003, the Company's available cash and continued cash flow from operations were adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process. Further, in order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. This facility enabled the Company to issue up to $50,000 of

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

letters of credit, including approximately $30,000 of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and provided the Company's Noma Company subsidiary with a $10,000 revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility's original maturity date of September 30, 2003, was extended to December 31, 2003 (subject to expiration on effectiveness of a plan of reorganization) by the holders of a majority of the commitments. To support the payment obligations under this facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

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

         As a result of the Filing, pending pre-petition litigation and claims against the Debtors were stayed automatically in accordance with Section 362 of the Bankruptcy Code and no party was able to take any action to seek payment on its pre-petition claims or to proceed against property of the Debtors' estates except pursuant to further order of the Bankruptcy Court. The Filing resulted in an immediate acceleration of the Company's senior credit facility and 11% Senior Subordinated Notes, subject to the automatic stay.

         As a general rule, all of the Debtors' contracts and leases have continued in effect in accordance with their terms notwithstanding the Filing, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code has provided the Debtors with the opportunity to reject any contracts or leases that are burdensome or assume any contracts or leases that are favorable or otherwise necessary to their business operations. In the event of a rejection of a contract or lease by the Debtors, the affected parties have been provided a period of time within which to file rejection damage claims, which are considered to be pre-petition claims. As a condition to assumption of a contract or lease, the Debtors were required to cure breaches under such agreements, including, without limitation, payment of any amounts due and owing.

         GenTek and the other Debtors have incurred significant administrative and reorganization expenses resulting from the Filing and the continuation of the Chapter 11 proceedings. The amount of these expenses, which have been expensed as incurred and reported as reorganization items, have had, and will continue to have, a material effect on the Company's results of operations. See
Note 3.

         The adverse publicity associated with the Filing and the Chapter 11 proceedings, and the resulting uncertainty regarding the Company's future prospects may have hindered, and may continue to hinder, the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees generally.

         As of September 30, 2003, the Debtors had proposed and were awaiting the hearing to consider the confirmation of their joint plan of reorganization dated August 28, 2003. The disclosure statement with respect to such plan was approved by order of the Bankruptcy Court dated August 27, 2003, and the Debtors were authorized to solicit acceptances and rejections of the plan. The confirmation hearing was subsequently held on October 7, 2003, and the Bankruptcy Court on that date entered an order confirming the plan, as modified on October 3, 2003 (the plan as so modified, the "Confirmed Plan"). The Confirmed Plan became effective in accordance with its terms on November 10, 2003 (the "Effective Date").

         The Confirmed Plan provides that, in full satisfaction of their allowable claims: (i) the holders of existing secured claims under the Company's existing credit facility (excluding the tranche in which Noma Company is a borrower) initially receive approximately 81 percent of the common stock of the reorganized Company (the "Reorganized Company"), $60,000 in cash (reduced by certain payments) and $216,500 principal amount of senior term notes issued by the Reorganized Company; (ii) holders of existing secured claims under the term loan facility to Noma Company under the Company's existing credit facility will receive approximately 13 percent of the common stock of the Reorganized Company and $33,500 principal amount of senior term notes issued by the Reorganized Company; (iii) holders of general unsecured claims and trade vendor claims who elect to receive equity in the Reorganized Company on account of their claims will receive a pro rata distribution of up to approximately 2 percent, in the aggregate, of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (iv) holders of general unsecured claims and trade vendor claims that elect not to receive equity of the Reorganized Company will receive an amount in cash equal to the lesser of (A) 6 percent of each such holder's allowed claim or (B) each such holder's pro rata share of $5,000; (v) holders of unsecured claims relating to the Company's existing bonds will receive approximately 4 percent of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (vi) upon the liquidation of their disputed claims, holders of California Tort Claims (to the extent they are determined to hold allowable claims) will receive the same treatment of any uninsured portion of their claims (excluding any portion of such claims attributable to noncompensatory damages) as they would have received had such claims been classified as general unsecured claims (except that such holders will not be entitled to elect cash instead of equity); (vii) upon the ratification and consummation of a proposed settlement, holders of Pennsylvania Tort Claims will receive, through their class representative, an aggregate distribution of $120 in cash, a note in the principal amount of $675, and a payment from the Debtors' insurer; and (viii) holders of claims described in subsections (i), (iii), (iv), (v) and (vi) above will be entitled to receive a portion of any amounts recovered by a preference claim litigation trust created pursuant to the Confirmed Plan. In addition to the foregoing, the Confirmed Plan provides that administrative expense claims, priority claims, convenience claims, a secured claim of the Company against Noma Company in the amount of approximately $5,700 and certain other secured claims, will all be paid in full. Furthermore, the Confirmed Plan provides for the cancellation of all then outstanding shares of common stock of the Company without any distribution to be made to the holders of such shares.

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

         The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as of September 30, 2003 and continuing through the Effective Date, as a result of the Filing, such realization of assets and liquidation of liabilities was subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors might have sold or otherwise disposed of assets and liquidated or settled liabilities for amounts other than those reflected in the consolidated financial statements. Further, the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of the Confirmed Plan. Liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets. In connection with its emergence from bankruptcy on November 10, 2003, the Company will be adopting fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company's post-emergence financial statements will not be comparable with its pre-emergence financial statements.

         Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. A bar date of April 14, 2003 was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors are being investigated and will be resolved as part of the proceedings in the Chapter 11 cases. That process is continuing after the Effective Date. Accordingly, the ultimate number and allowed amount of such claims are not presently known but the settlement terms of each such allowed claim is set forth in the Confirmed Plan.

Note 2 - Summary of Significant Accounting Policies

         Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                           --------------------------   ---------------------------
                                                               2003          2002           2003           2002
                                                           ------------  ------------   ------------   ------------
Net loss as reported.....................................  $    (4,781)  $    (57,832)  $    (43,484)  $   (368,318)
Deduct:  Total stock-based employee
   compensation income (expense) determined under fair
   value based method for all awards, net of related tax
   effects...............................................          492           (571)         1,486         (1,885)
                                                           -----------   ------------   ------------   ------------
Pro forma net loss.......................................  $    (4,289)  $    (58,403)  $    (41,998)  $   (370,203)
                                                           ===========   ============   ============   ============
Loss per share:
   Basic - as reported...................................  $      (.19)  $      (2.26)  $      (1.70)  $     (14.44)
                                                           ===========   ============   ============   ============
   Basic - pro forma.....................................  $      (.17)  $      (2.28)  $      (1.64)  $     (14.51)
                                                           ===========   ============   ============   ============
   Diluted - as reported.................................  $      (.19)  $      (2.26)  $      (1.70)  $     (14.44)
                                                           ===========   ============   ============   ============
   Diluted - pro forma...................................  $      (.17)  $      (2.28)  $      (1.64)  $     (14.51)
                                                           ===========   ============   ============   ============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

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

         Carrying amount of goodwill by segment is as follows:

                                                             Performance
                                                               Products         Manufacturing       Consolidated
                                                           -----------------  -----------------  -----------------
Balance at December 31, 2002........................       $          21,738  $         105,986  $         127,724
Foreign currency translation........................                      --                188                188
                                                           -----------------  -----------------  -----------------
Balance at September 30, 2003.......................       $          21,738  $         106,174  $         127,912
                                                           =================  ================== =================

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

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

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

Condensed Combined Statements of Operations

                                                                             Three Months          Nine Months
                                                                                Ended                 Ended
                                                                          September 30, 2003    September 30, 2003
                                                                         -------------------   -------------------
Net revenues.........................................................    $           198,028   $           611,368
Cost of sales........................................................                159,827               511,007
Selling, general and administrative expense..........................                 24,056                73,160
Restructuring and impairment charges.................................                     --                24,661
                                                                         -------------------   -------------------
   Operating income .................................................                 14,145                 2,540
Interest expense (contractual interest for the three and nine month periods ended September 30, 2003 was $16,739
   and $50,856, respectively)........................................                    173                   405
Reorganization items.................................................                 20,652                54,442
Other expense (income), net..........................................                    738                (4,415)
                                                                         -------------------   -------------------
   Loss before income taxes..........................................                 (7,418)              (47,892)
Income tax provision.................................................                    779                 4,246
Equity in income from subsidiaries...................................                  3,416                 8,654
                                                                         -------------------   -------------------
   Net loss..........................................................    $            (4,781)  $           (43,484)
                                                                         ===================   ===================

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Combined Balance Sheets

                                                                                 September 30,      December 31,
                                                                                      2003              2002
                                                                                ---------------   ---------------
Current assets:
   Cash and cash equivalents..............................................      $        68,154   $        94,708
   Receivables, net.......................................................              124,239           132,089
   Inventories............................................................               65,283            66,395
   Other current assets...................................................               18,731            21,754
                                                                                ---------------   ---------------
      Total current assets................................................              276,407           314,946
Property, plant and equipment, net........................................              204,712           231,505
Goodwill..................................................................              126,563           126,563
Intercompany receivable (payable).........................................               16,146            12,653
Investment in subsidiaries................................................              102,289            96,481
Other assets..............................................................               24,312            21,848
                                                                                ---------------   ---------------
      Total assets........................................................      $       750,429   $       803,996
                                                                                ===============   ===============
Current liabilities:
   Accounts payable.......................................................      $        28,846   $        31,978
   Accrued liabilities....................................................              109,192            98,147
   Current portion of long-term debt......................................                  101               101
                                                                                ---------------   ---------------
      Total current liabilities...........................................              138,139           130,226
Long-term debt............................................................                  519               596
Liabilities subject to compromise.........................................              982,956         1,143,765
Other liabilities.........................................................              176,760            39,730
                                                                                ---------------   ---------------
      Total liabilities...................................................            1,298,374         1,314,317
Deficit...................................................................             (547,945)         (510,321)
                                                                                ---------------   ---------------
      Total liabilities and deficit.......................................      $       750,429   $       803,996
                                                                                ===============   ===============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Combined Statement of Cash Flows

                                                                                  Nine Months
                                                                                     Ended
                                                                                 September 30,
                                                                                      2003
                                                                                ---------------
Net cash provided by operating activities..................................     $        52,085
Net cash used for reorganization items.....................................             (17,170)
Net cash used for investing activities.....................................             (21,684)
Net cash used for financing activities.....................................             (39,785)
                                                                                ---------------
Decrease in cash and cash equivalents......................................             (26,554)
Cash and cash equivalents at beginning of period...........................              94,708
                                                                                ---------------
Cash and cash equivalents at end of period.................................     $        68,154
                                                                                ===============

         Liabilities subject to compromise in the Consolidated and Debtor-in-Possession balance sheets consist of the following items:

                                                                                 September 30,      December 31,
                                                                                      2003              2002
                                                                                ---------------   ----------------
Accounts payable...........................................................     $        42,433   $         44,331
Accrued interest payable...................................................              17,795             17,795
Accrued liabilities........................................................               5,569             12,644
Long-term debt.............................................................             893,704            921,986
Long-term liabilities......................................................              23,455            147,009
                                                                                ---------------   ----------------
                                                                                $       982,956   $      1,143,765
                                                                                ===============   ================

         Reorganization items in the Consolidated and Debtor-in-Possession statement of operations consist of the following:

                                                                                  Three Months      Nine Months
                                                                                     Ended             Ended
                                                                                  September 30,    September 30,
                                                                                      2003              2003
                                                                                ---------------   ---------------
Professional fees..........................................................     $         6,302   $        18,398
Employee costs.............................................................              13,072            20,104
Interest income............................................................                (115)             (564)
Settlement of pre-petition liabilities.....................................                 (24)           (1,527)
Write off of unamortized debt issuance costs...............................                  --            11,730
Other......................................................................               1,417             6,301
                                                                                ---------------   ---------------
                                                                                $        20,652   $        54,442
                                                                                ===============   ===============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 4 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss, foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities and derivative financial instruments. Total comprehensive loss for the three months ended September 30, 2003 and 2002 was $(7,628) and $(59,159), respectively. Total comprehensive loss for the nine months ended September 30, 2003 and 2002 was $(37,627) and $(362,873), respectively.

Note 5 - Earnings Per Share

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                                Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                              -------------------------    -------------------------
                                                                 2003           2002          2003           2002
                                                              ----------     ----------    ----------     ----------
Basic earnings per common share:
   Weighted average common shares
      outstanding......................................       25,564,310     25,563,185    25,564,310     25,515,445
                                                              ==========     ==========    ==========     ==========
Diluted earnings per common share:
   Weighted average common shares
      outstanding......................................       25,564,310     25,563,185    25,564,310     25,515,445
   Options and restricted units........................               --             --            --             --
                                                              ----------     ----------    ----------     ----------
   Total...............................................       25,564,310     25,563,185    25,564,310     25,515,445
                                                              ==========     ==========    ==========     ==========

         For the nine months ended September 30, 2003 and 2002, 2,685,500 and 2,950,083 options and restricted units, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 6 - Inventories

                                                                                  September 30,       December 31,
                                                                                      2003                2002
                                                                                 ----------------   ----------------
Raw materials.............................................................       $         38,687   $         41,003
Work in process...........................................................                 19,865             16,363
Finished products.........................................................                 40,383             42,077
Supplies and containers...................................................                  3,702              5,275
                                                                                 ----------------   ----------------
                                                                                 $        102,637   $        104,718
                                                                                 ================   ================

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 7 - Long-Term Debt

                                                                                  September 30,       December 31,
                                                                Maturities            2003                2002
                                                                ----------       ----------------  -----------------
Bank term loans - floating rates......................           2003-2007       $        441,453   $        463,401
Revolving credit facility - floating rate.............             2005                   252,251            264,718
Senior Subordinated Notes - 11%.......................             2009                   200,000            193,867
Other debt - floating rates...........................           2003-2018                 15,252             17,543
                                                                                 ----------------   ----------------
   Total debt.........................................                                    908,956            939,529
   Less: Current portion..............................                                     14,295             15,091
         Liabilities subject to compromise............                                    893,704            921,986
                                                                                 ----------------   ----------------
   Net long-term debt.................................                           $            957   $          2,452
                                                                                 ================   ================

         On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. Outstanding balances for the senior credit facility and the 11% Senior Subordinated Notes have been reclassified to liabilities subject to compromise. In connection with its use of cash collateral under the credit facility, the Company has made adequate protection payments to its senior creditors, based upon interest rates ranging from 5.8 to 6.5 percent for its credit facility, which are being recorded as reductions in principal for accounting purposes. See Note 1 for further discussion of the Company's bankruptcy.

         The Company entered into a debtor-in-possession credit facility with certain members of its pre-petition bank syndicate, and received approval of such facility from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003. This facility provides for up to $50,000 of letters of credit, including approximately $30,000 of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other then ordinary trade credit) and provides the Company's Noma Company subsidiary with a $10,000 revolving credit facility for working capital and other general corporate purposes of Noma Company. Borrowings under the revolving credit facility bear interest at variable rates based on prime plus 2.3 percent or LIBOR plus 3.5 percent. The facility's original maturity date of September 30, 2003, was extended to December 31, 2003 (subject to expiration upon the effectiveness of a plan of reorganization) by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets. At September 30, 2003, the unused letter of credit balance was $16,491 and there were no borrowings outstanding under the revolving credit facility.

         On November 10, 2003, GenTek, substantially all of GenTek's domestic subsidiaries, and Noma Company (collectively, "the Borrowers") entered into a $125,000 revolving credit facility which matures on November 10, 2008. The facility includes a letter of credit sub-limit of $60,000. The facility is secured by a first priority lien on substantially all of the assets of the Borrowers and 65 percent of the stock of first-tier foreign subsidiaries. The facility bears interest at variable rates based on a base rate or LIBOR plus an applicable margin. The initial margins will be 1.5 percent for base rate borrowings and

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

2.5 percent for LIBOR borrowings. The margins are subject to periodic adjustment based upon the financial performance of the Company.

         In addition, on November 10, 2003, the Company issued $250,000 of senior term notes which mature on November 10, 2008. The notes are guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, and are secured by second-priority liens on substantially all of the assets of the Company and its direct and indirect domestic subsidiaries and 65 percent of the stock of first-tier foreign subsidiaries. The notes bear interest at variable rates based on LIBOR plus 4.5 percent, subject to a LIBOR floor of 1.5 percent.

Note 8 - Segment Information

         Industry segment information is summarized as follows:

                                                                 Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                            ----------------------------   ----------------------------
                                                                 2003           2002            2003           2002
                                                            ------------    ------------   ------------    ------------
Net Revenues:
Performance products..................................      $     87,895    $     94,034   $    259,149    $    272,511
Manufacturing.........................................            98,628         113,016        317,454         367,976
Communications........................................            89,618          72,408        245,410         218,637
                                                            ------------    ------------   ------------    ------------
   Total segments.....................................      $    276,141    $    279,458   $    822,013    $    859,124
                                                            ============    ============   ============    ============


                                                                 Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                            ----------------------------   ----------------------------
                                                                 2003           2002            2003           2002
                                                            ------------    ------------   ------------    ------------
Operating Profit (Loss):
Performance products..................................      $     11,989    $     10,620   $     (6,842)   $     23,423
Manufacturing.........................................             5,584           9,066         23,121          34,436
Communications........................................             2,353         (53,610)         3,687         (82,250)
                                                            ------------    ------------   ------------    ------------
   Total segments.....................................            19,926         (33,924)        19,966         (24,391)
Eliminations and other corporate expenses.............            (1,860)         (4,020)        (5,751)         (9,477)
                                                            ------------    ------------   ------------    ------------
Consolidated..........................................            18,066         (37,944)        14,215         (33,868)
Interest expense......................................               464          20,752          1,419          57,337
Other (income) expense, net...........................            21,385             (73)        51,514          (2,273)
                                                            ------------    ------------   ------------    ------------
Consolidated loss before income taxes
 and cumulative effect of a change in
 accounting principle.................................      $     (3,783)   $    (58,623)  $    (38,718)   $    (88,932)
                                                            ============    ============   ============    ============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                     Identifiable Assets
                                                ----------------------------
                                                September 30,   December 31,
                                                    2003            2002
                                                -------------   ------------
   Performance products...........              $     226,272   $    249,326
   Manufacturing(1)...............                    363,887        369,415
   Communications.................                    270,898        258,595
   Corporate......................                     51,857         79,649
                                                -------------   ------------
   Consolidated...................              $     912,914   $    956,985
                                                =============   ============

(1)  Includes equity method investments of $18,890 and $18,274, respectively.

Note 9 - Restructuring and Impairment Charges

         The Company's restructuring actions during 2003 consist of exiting a facility and a workforce reduction in its communications segment and two plant closures in its performance products segment. The Company expects to substantially complete implementation of these restructuring actions by the second quarter of 2004. The following tables summarize the Company's expected costs and accruals for these restructuring actions:

                                                 Performance
                                                  Products      Communications   Consolidated
                                                -------------   ---------------- ------------
 Employee Termination Costs
    Total costs expected to be incurred.....    $       7,900   $        4,100   $     12,000
                                                =============   ==============   ============

    Provisions--Restructuring...............              304            2,499          2,803
    Provisions--Reorganization items........            6,000               --          6,000
    Amounts paid............................             (248)             (14)          (262)
                                                -------------   --------------   ------------
    Balance at September 30, 2003...........    $       6,056   $        2,485   $      8,541
                                                =============   ==============   ============
 Facility Exit Costs
    Total costs expected to be incurred.....    $       6,300                    $      6,300
                                                =============                    ============

    Provisions--Restructuring...............              105                             105
    Provisions--Reorganization items........              405                             405
    Amounts paid............................             (420)                           (420)
                                                -------------                    ------------
    Balance at September 30, 2003...........    $          90                    $         90
                                                =============                    ============

         In addition, the Company may incur additional environmental investigation and remediation costs as a result of the closing of a facility. These costs cannot be reasonably estimated until the scope of any investigation and any remedial activity required as a result is determined. See Note 10.

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

         The Company's restructuring programs initiated in prior years have been substantially completed. However, certain costs have payment terms extending beyond 2003. The following tables summarize the Company's liabilities for restructuring programs initiated in prior years:

                                                                  Employee
                                                                 Termination       Facility
                                                                    Costs         Exit Costs
                                                                --------------   ------------
   Balance at December 31, 2001..............................   $       11,621   $      4,628
   Provisions................................................           13,152            267
   Reclassified to liabilities subject to compromise.........           (1,338)        (2,196)
   Amounts paid..............................................           (9,542)        (1,547)
                                                                --------------   ------------
   Balance at December 31, 2002..............................           13,893          1,152
   Amounts paid..............................................           (8,922)          (288)
                                                                --------------   ------------
   Balance at September 30, 2003.............................   $        4,971   $        864
                                                                ==============   ============

         During the third quarter of 2003, the Company announced a plan to close a facility in Santiago, Chile, which is included in the communications segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $201 to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based on an independent appraisal.

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

Note 10 - Commitments and Contingencies

         On February 28, 2003, the Company announced a plan to wind down and close operations in Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan was approved by the Bankruptcy Court on July 24, 2003. During the fourth quarter of 2003, commercial operations at the South Plant ceased. The Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation and any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

several years. The Company is currently unable to estimate the nature and extent of these additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas located in the North Plant of the facility, including the production of sulfur, fluorine, potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2003

                                                                                   Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Eliminations    Consolidated
                                                -------------   ------------   -------------   ------------   -------------
Net revenues................................    $          --   $    164,170   $     120,317   $     (8,346)  $     276,141
Cost of sales...............................               --        129,963          92,132         (8,346)        213,749
Selling, general and administrative
  expense...................................            1,839         19,437          19,941             --          41,217
Restructuring and impairment charges........               --             --           3,109             --           3,109
                                                -------------   ------------   -------------   ------------   -------------
   Operating profit (loss)..................           (1,839)        14,770           5,135             --          18,066
Interest expense............................              265             53             419           (273)            464
Other expense, net..........................               10         20,055           1,047            273          21,385
                                                -------------   ------------   -------------   ------------   -------------
   Income (loss) before income taxes........           (2,114)        (5,338)          3,669             --          (3,783)
Income tax provision (benefit)..............            2,624         (2,018)            392             --             998
Equity in income (loss) from
  subsidiaries..............................              (43)         3,277              --         (3,234)             --
                                                -------------   ------------   -------------   ------------   -------------
   Net income (loss)........................    $      (4,781)  $        (43)  $       3,277   $     (3,234)  $      (4,781)
                                                =============   ============   =============   ============   =============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2002

                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Eliminations    Consolidated
                                                -------------   ------------   -------------   ------------   -------------
Net revenues................................    $          --   $    181,454   $     107,239   $     (9,235)  $     279,458
Cost of sales...............................               --        145,789          84,394         (9,235)        220,948
Selling, general and administrative
  expense...................................              119         27,782          18,831             --          46,732
Restructuring and impairment charges........               --            102          49,620             --          49,722
                                                -------------   ------------   -------------   ------------   -------------
   Operating profit (loss)..................             (119)         7,781         (45,606)            --         (37,944)
Interest expense............................           16,593         16,076           3,079        (14,996)         20,752
Other (income) expense, net.................          (15,084)          (746)            761         14,996             (73)
                                                -------------   ------------   -------------   ------------   -------------
   Loss before income taxes.................           (1,628)        (7,549)        (49,446)            --         (58,623)
Income tax provision (benefit)..............              388           (150)         (1,029)            --            (791)
Equity in loss from subsidiaries............          (55,816)       (48,417)             --        104,233              --
                                                -------------   ------------   -------------   ------------   -------------
   Net loss.................................    $     (57,832)  $    (55,816)  $     (48,417)  $    104,233   $     (57,832)
                                                =============   ============   =============   ============   =============

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2003

                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Eliminations    Consolidated
                                                -------------   ------------   -------------   ------------   -------------
Net revenues................................    $          --   $    502,704   $     345,338   $    (26,029)  $    822,013
Cost of sales...............................               --        414,161         268,486        (26,029)       656,618
Selling, general and administrative
  expense...................................            5,567         60,616          57,227             --        123,410
Restructuring and impairment charges........               --         24,661           3,109             --         27,770
                                                -------------   ------------   -------------   ------------   -------------
   Operating profit (loss)..................           (5,567)         3,266          16,516             --         14,215
Interest expense............................              551            151           1,512           (795)         1,419
Other (income) expense, net.................             (859)        51,756            (178)           795         51,514
                                                -------------   ------------   -------------   ------------   -------------
   Income (loss) before income taxes........           (5,259)       (48,641)         15,182             --        (38,718)
Income tax provision (benefit)..............           22,075        (18,881)          1,572             --          4,766
Equity in income (loss) from
  subsidiaries..............................          (16,150)        13,610              --          2,540             --
                                                -------------   ------------   -------------   ------------   -------------
   Net income (loss)........................    $     (43,484)  $    (16,150)  $      13,610   $      2,540   $    (43,484)
                                                =============   ============   =============   ============   =============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2002

                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Eliminations    Consolidated
                                                -------------   ------------   -------------   ------------   -------------
Net revenues................................    $          --   $    559,121   $     329,784   $    (29,781)  $     859,124
Cost of sales...............................               --        454,351         257,321        (29,781)        681,891
Selling, general and administrative
  expense...................................            1,401         81,540          54,820             --         137,761
Restructuring and impairment charges........               --         23,285          50,055             --          73,340
                                                -------------   ------------   -------------   ------------   -------------
   Operating loss...........................           (1,401)           (55)        (32,412)            --         (33,868)
Interest expense............................           46,190         44,548           7,877        (41,278)         57,337
Other income, net...........................          (41,258)        (1,893)           (400)        41,278          (2,273)
                                                -------------   ------------   -------------   ------------   -------------
   Loss before income taxes and cumulative
      effect of a change in accounting
      principle.............................           (6,333)       (42,710)        (39,889)            --         (88,932)
Income tax provision........................            4,940         69,685          43,636             --         118,261
Cumulative effect of a change in
  accounting principle......................               --        (65,359)        (95,766)            --        (161,125)
Equity in loss from subsidiaries............         (357,045)      (179,291)             --        536,336              --
                                                -------------   ------------   -------------   ------------   -------------
   Net loss................................     $    (368,318)  $   (357,045)  $    (179,291)  $    536,336   $    (368,318)
                                                =============   ============   =============   ============   =============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Balance Sheet
September 30, 2003

                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Eliminations    Consolidated
                                                -------------   ------------   -------------   ------------   -------------
Current assets:
   Cash and cash equivalents.................   $      38,382   $     14,504   $      63,555   $         --   $     116,441
   Receivables, net..........................             653         97,359          81,407             --         179,419
   Inventories...............................              --         50,185          52,452             --         102,637
   Other current assets......................         (30,392)        47,084           8,890             --          25,582
                                                -------------   ------------   -------------   ------------   -------------
      Total current assets...................           8,643        209,132         206,304             --         424,079
Property, plant and equipment, net...........              --        185,096          96,693             --         281,789
Goodwill.....................................              --         45,005          82,907             --         127,912
Intercompany receivable (payable)............         712,884       (676,273)        (36,611)            --              --
Investment in subsidiaries...................        (344,685)        94,639              --        250,046              --
Other assets.................................         (80,641)        89,298          70,477             --          79,134
                                                -------------   ------------   -------------   ------------   -------------
      Total assets...........................   $     296,201   $    (53,103)  $     419,770   $    250,046   $     912,914
                                                =============   ============   =============   ============   =============
Current liabilities:
   Accounts payable..........................   $           1   $     22,123   $      23,739   $         --   $      45,863
   Accrued liabilities.......................          52,676         46,816          47,968             --         147,460
   Current portion of long-term debt.........              --            101          14,194             --          14,295
                                                -------------   ------------   -------------   ------------   -------------
      Total current liabilities..............          52,677         69,040          85,901             --         207,618
Long-term debt...............................              --            519             438             --             957
Liabilities subject to compromise............         789,405         49,710         143,841             --         982,956
Other liabilities............................           2,064        172,313          94,951             --         269,328
                                                -------------   ------------   -------------   ------------   -------------
      Total liabilities......................         844,146        291,582         325,131             --       1,460,859
Equity (deficit).............................        (547,945)      (344,685)         94,639        250,046        (547,945)
                                                -------------   ------------   -------------   ------------   -------------
      Total liabilities and equity (deficit).   $     296,201   $    (53,103)  $     419,770   $    250,046   $     912,914
                                                =============   ============   =============   ============   =============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2002

                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Eliminations    Consolidated
                                                -------------   ------------   -------------   ------------   -------------
Current assets:
   Cash and cash equivalents.................   $      64,046   $     22,230   $      46,754   $         --   $     133,030
   Receivables, net..........................           8,674         95,978          81,173             --         185,825
   Inventories...............................              --         51,776          52,942             --         104,718
   Other current assets......................         (29,129)        46,215          10,269             --          27,355
                                                -------------   ------------   -------------   ------------   -------------
      Total current assets...................          43,591        216,199         191,138             --         450,928
Property, plant and equipment, net...........              --        211,525          97,300             --         308,825
Goodwill.....................................              --         45,005          82,719             --         127,724
Intercompany receivable (payable)............         714,357       (696,631)        (17,726)            --              --
Investment in subsidiaries...................        (335,365)        83,305              --        252,060              --
Other assets.................................         (83,903)        90,104          63,307             --          69,508
                                                -------------   ------------   -------------   ------------   -------------
      Total assets...........................   $     338,680   $    (50,493)  $     416,738   $    252,060   $     956,985
                                                =============   ============   =============   ============   =============
Current liabilities:
   Accounts payable..........................   $           6   $     24,445   $      26,401   $         --   $      50,852
   Accrued liabilities.......................          25,036         53,071          50,607             --         128,714
   Current portion of long-term debt.........              --            101          14,990             --          15,091
                                                -------------   ------------   -------------   ------------   -------------
      Total current liabilities..............          25,042         77,617          91,998             --         194,657
Long-term debt...............................              --            596           1,856             --           2,452
Liabilities subject to compromise............         821,895        169,960         151,910             --       1,143,765
Other liabilities............................           2,064         36,699          87,669             --         126,432
                                                -------------   ------------   -------------   ------------   -------------
      Total liabilities......................         849,001        284,872         333,433             --       1,467,306
Equity (deficit).............................        (510,321)      (335,365)         83,305        252,060        (510,321)
                                                -------------   ------------   -------------   ------------   -------------
      Total liabilities and equity (deficit).   $     338,680   $    (50,493)  $     416,738   $    252,060   $     956,985
                                                =============   ============   =============   ============   =============

                                   GENTEK INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                  For the nine months ended September 30, 2003
                  (Dollars in thousands, except per share data)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003

                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Consolidated
                                                -------------   ------------   -------------   ------------
Net cash provided by operating activities...    $       1,871   $     17,168   $      30,699   $     49,738
                                                -------------   ------------   -------------   ------------
Net cash used for investing activities......               --        (19,679)         (6,408)       (26,087)
                                                -------------   ------------   -------------   ------------
Cash flows from financing activities:
   Intercompany cash transfers..............            5,139         (5,139)             --             --
   Other ...................................          (32,674)           (76)        (10,441)       (43,191)
                                                -------------   ------------   -------------   ------------
Net cash used for financing activities......          (27,535)        (5,215)        (10,441)       (43,191)
                                                -------------   ------------   -------------   ------------
Effect of exchange rates on cash............               --             --           2,951          2,951
                                                -------------   ------------   -------------   ------------
Increase (decrease) in cash and cash
  equivalents...............................          (25,664)        (7,726)         16,801        (16,589)
Cash and cash equivalents at beginning of
  period....................................           64,046         22,230          46,754        133,030
                                                -------------   ------------   -------------   ------------
Cash and cash equivalents at end of period..    $      38,382   $     14,504   $      63,555   $    116,441
                                                =============   ============   =============   ============

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002

                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Consolidated
                                                -------------   ------------   -------------   ------------
Net cash provided by (used for) operating
  activities................................    $      (2,294)  $    (24,285)  $      24,359   $     (2,220)
                                                -------------   ------------   -------------   ------------
Net cash used for investing activities......               --        (16,224)         (6,817)       (23,041)
                                                -------------   ------------   -------------   ------------
Cash flows from financing activities:
   Intercompany cash transfers.............           (79,007)        58,961          20,046             --
   Other...................................           143,453           (665)            388        143,176
                                                -------------   ------------   -------------   ------------
Net cash provided by financing activities...           64,446         58,296          20,434        143,176
                                                -------------   ------------   -------------   ------------
Effect of exchange rates on cash............               --             --             981            981
                                                -------------   ------------   -------------   ------------
Increase in cash and cash equivalents.......           62,152         17,787          38,957        118,896
Cash and cash equivalents at beginning
  of period..................................              --            443           8,762          9,205
                                                -------------   ------------   -------------   ------------
Cash and cash equivalents at end of period..    $      62,152   $     18,230   $      47,719   $    128,101
                                                =============   ============   =============   ============

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

         On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases have been jointly administered as Case No. 02-12986
(MFW). As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. As of September 30, 2003, the Debtors were operating their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they were permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, were subject to approval by the Bankruptcy Court.

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

         The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its senior credit facility. The protection afforded by Chapter 11 allowed the Debtors to continue to serve their customers and preserve the value of their businesses, while they reorganized and worked to develop and implement a strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

         Between the Filing through September 30, 2003, the Company's available cash and continued cash flow from operations were adequate to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the Chapter 11 process. Further, in order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. This facility enabled the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and provided the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility's original maturity date of September 30, 2003, was extended to December 31, 2003 (subject to its expiration upon effectiveness of a plan of reorganization) by the holders of a majority of the commitments. To support the payment obligations under this facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

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

         As a result of the Filing, pending pre-petition litigation and claims against the Debtors were stayed automatically in accordance with Section 362 of the Bankruptcy Code and no party was able to take any action to seek payment on its pre-petition claims or to proceed against property of the Debtors' estates except pursuant to further order of the Bankruptcy Court. The Filing resulted in an immediate acceleration of the Company's senior credit facility and 11% Senior Subordinated Notes, subject to the automatic stay.

         As a general rule, all of the Debtors' contracts and leases have continued in effect in accordance with their terms notwithstanding the Filing, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code has provided the Debtors with the opportunity to reject any contracts or leases that are burdensome or assume any contracts or leases that are favorable or otherwise necessary to their business operations. In the event of a rejection of a contract or lease by the Debtors, the affected parties have been provided a period of time within which to file rejection damage claims, which are considered to be pre-petition claims. As a condition to assumption of a contract or lease, the Debtors were required to cure breaches under such agreements, including, without limitation, payment of any amounts due and owing.

         GenTek and the other Debtors have incurred significant administrative and reorganization expenses resulting from the Filing and the continuation of the Chapter 11 proceedings. The amount of these expenses, which have been expensed as incurred and reported as reorganization items, have had, and will continue to have, a material effect on the Company's results of operations.

         The adverse publicity associated with the Filing and the Chapter 11 proceedings, and the resulting uncertainty regarding the Company's future prospects may have hindered, and may continue to hinder, the Company's ongoing business activities and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors; and negatively impacting the ability of the Company to attract, retain and compensate key employees and to retain employees generally.

         As of September 30, 2003, the Debtors had proposed and were awaiting the hearing to consider the confirmation of their joint plan of reorganization dated August 28, 2003. The disclosure statement with respect to such plan was approved by order of the Bankruptcy Court dated August 27, 2003, and the Debtors were authorized to solicit acceptances and rejections of the plan. The confirmation hearing was subsequently held on October 7, 2003, and the Bankruptcy Court on that date entered an order confirming the plan, as modified on October 3, 2003 (the plan as so modified, the "Confirmed Plan"). The Confirmed Plan became effective in accordance with its terms on November 10, 2003 (the "Effective Date").

         The Confirmed Plan provides that, in full satisfaction of their allowable claims: (i) the holders of existing secured claims under the Company's existing credit facility (excluding the tranche in which Noma Company is a borrower) initially receive approximately 81 percent of the common stock of the reorganized Company (the "Reorganized Company"), $60 million in cash (reduced by certain payments) and $216.5 million principal amount of senior term notes issued by the Reorganized Company; (ii) holders of existing secured claims under the term loan facility to Noma Company under the Company's existing credit facility will receive approximately 13 percent of the common stock of the Reorganized Company and $33.5 million principal amount of senior term notes issued by the Reorganized Company; (iii) holders of general unsecured claims and trade vendor claims who elect to receive equity in the Reorganized Company on account of their claims will receive a pro rata distribution of up to approximately 2 percent, in the aggregate, of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (iv) holders of general unsecured claims and trade vendor claims that elect not to receive equity of the Reorganized Company will receive an amount in cash equal to the lesser of (A) 6 percent of each such holder's allowed claim or (B) each such holder's pro rata share of $5 million;
(v) holders of unsecured claims relating to the Company's existing bonds will receive approximately 4 percent of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (vi) upon the liquidation of their disputed claims, holders of California Tort Claims (to the extent they are determined to hold allowable claims) will receive the same treatment of any uninsured portion of their claims (excluding any portion of such claims attributable to noncompensatory damages) as they would have received had such claims been classified as general unsecured claims (except that such holders will not be entitled to elect cash instead of equity); (vii) upon the ratification and consummation of a proposed settlement, holders of Pennsylvania Tort Claims will receive, through their class representative, an aggregate distribution of $0.1 million in cash, a note in the principal amount of $0.7 million, and a payment from the Debtors' insurer; and
(viii) holders of claims described in subsections (i), (iii), (iv), (v) and (vi) above will be entitled to receive a portion of any amounts recovered by a preference claim litigation trust created pursuant to the Confirmed Plan. In addition to the foregoing, the Confirmed Plan provides that administrative expense claims, priority claims, convenience claims, a secured claim of the Company against Noma Company in the amount of approximately $5.7 million and certain other secured claims, will all be paid in full. Furthermore, the Confirmed Plan provides for the cancellation of all then outstanding shares of common stock of the Company without any distribution to be made to the holders of such shares.

         The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as of September 30, 2003 and continuing through the Effective Date, as a result of the Filing, such realization of assets and liquidation of liabilities was subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors might have sold or otherwise disposed of assets and liquidated or settled liabilities for amounts other than those reflected in the consolidated financial statements. Further, the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of the Confirmed Plan. Liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets. In connection with its emergence from bankruptcy on November 10, 2003, the Company will be adopting fresh-start reporting in accordance with SOP 90-7. Accordingly, the

Company's post-emergence financial statements will not be comparable with its pre-emergence financial statements.

         Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. A bar date of April 14, 2003 was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors are being investigated and will be resolved as part of the proceedings in the Chapter 11 cases. That process is continuing after the Effective Date. Accordingly, the ultimate number and allowed amount of such claims are not presently known but the settlement terms of each such allowed claim is set forth in the Confirmed Plan.

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

         On February 28, 2003, the Company announced a plan to wind down and close operations in Claymont, Delaware at the South Plant of the Delaware Valley Works complex, an industrial facility owned and operated by the Company. The plan was approved by the Bankruptcy Court on July 24, 2003. During the fourth quarter of 2003, commercial operations at the South Plant ceased. The Company intends to comply fully with all of its environmental obligations in connection with the decommissioning of the facility including, without limitation, those relating to any investigation and remediation of the facility required by law. Depending on the scope of any investigation and any remedial activity required as a result, additional costs above those currently estimated could be incurred over a period of the next several years. The Company is currently unable to estimate the nature and extent of these additional costs. As such, it is possible that the final outcome could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Operations at the Delaware Valley Works' other manufacturing areas located in the North Plant of the facility, including the production of sulfur, fluorine, potassium and ammonia-based compounds and warehousing, distribution and transportation operations, will continue.

Results of Operations
---------------------

         The following table sets forth the Company's net revenues and operating profit (loss) by segment for the three and nine month periods ended September 30, 2003 and 2002 (in millions):

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                -------------   ------------   -------------   ------------
                                                     2003           2002            2003           2002
                                                -------------   ------------   -------------   ------------
Net Revenues:
------------
Performance products........................    $        87.9   $       94.1   $       259.1   $      272.5
Manufacturing...............................             98.6          113.0           317.5          368.0
Communications..............................             89.6           72.4           245.4          218.6
                                                -------------   ------------   -------------   ------------
    Total...................................    $       276.1   $      279.5   $       822.0   $      859.1
                                                =============   ============   =============   ============

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                            --------------------------------       ------------------------------
                                                  2003                2002            2003                2002
                                            -------------       ------------       ------------       -----------
Operating Profit (Loss):
----------------------
Performance products....................    $        12.0(1)    $       10.6       $       (6.8)(1)   $      23.4
Manufacturing...........................              5.6                9.1               23.1              34.4
Communications..........................              2.4(2)           (53.6)(3)            3.7(2)          (82.2)(3)
Eliminations/other corporate............             (1.9)              (4.0)              (5.8)             (9.5)
                                            -------------       ------------       ------------       -----------
   Total................................    $        18.1       $      (37.9)      $       14.2       $     (33.9)
                                            =============       ============       ============       ===========

(1) Includes restructuring and impairment charges of $0.4 and $25.1 million for the three and nine month periods, respectively.
(2)      Includes restructuring and impairment charges of $2.7 million.
(3) Includes restructuring and impairment charges of $49.7 and $73.3 million for the three and nine month periods, respectively.

         Net revenues for the three and nine month periods ended September 30, 2003 decreased 1 percent and 4 percent from the comparable prior year periods to $276 million and $822 million, respectively. The decrease for both periods reflects lower sales in the manufacturing and performance products segments, partially offset by higher sales in the communications segment. The decreases in manufacturing segment revenues for both periods are due principally to certain customers resourcing to competitors in the Far East or utilizing their own in-house production capabilities and lower volumes with certain major customers as a result of lower North American automotive build rates. The decreases in revenues in the performance products segment for both periods are principally the result of lower sales in the pharmaceutical and personal care markets, due primarily to the sale of the Company's antacid product line in 2002 and competitive pressures in antiperspirant actives, lower sales in the technology market driven by the depressed semiconductor industry and reduced volumes in the chemical processing market across several product lines. The increase in revenues in the communications segment for the three months ended September 30, 2003 is principally due to higher volumes in the European and Americas regions and the impact of exchange rate fluctuations on the reported results of the Company's European subsidiaries. The increase in revenues in the Communications segment for the nine months ended September 30, 2003 is principally due to the impact of exchange rate fluctuations.

         Gross profit for the three month period ended September 30, 2003 increased by $4 million from the prior year period. The increase for the third quarter is principally due to higher gross profit in the communications segment, partially offset by lower gross profit in the manufacturing segment. The increase in gross profit in the communications segment is principally related to the impact of exchange rate fluctuations on the reported results of the Company's European subsidiaries, the favorable impact of the Company's restructuring programs and higher volumes. The decrease in gross profit in the manufacturing segment is due to the lower volumes discussed above and manufacturing inefficiencies.

         Gross profit for the nine month period ended September 30, 2003 decreased by $12 million as compared to the comparable prior year period. This decrease is principally due to lower gross profit in the manufacturing and performance products segments partially offset by higher gross profit in the communications segment. The decrease in gross profit in the manufacturing segment is due to the lower volumes discussed above and unfavorable product mix and manufacturing inefficiencies in the industrial market. The decrease in gross profit in the performance products segment is the result of the above mentioned sales decreases and increases in energy and key raw materials such as molten sulfur and sulfuric acid, partially offset by higher spending during the first six months of 2002 related to the extensive repairs of two boilers at one of the Company's facilities. The increase in gross profit in the communications segment is primarily related to the impact of exchange rate fluctuations on the reported gross profit of the Company's European subsidiaries and the favorable impact of the Company's restructuring programs.

         Selling, general and administrative expense decreased $6 million and $14 million for the three and nine month periods ended September 30, 2003, respectively, as compared to the prior year levels. The decrease in spending for the nine month period reflects lower spending in all segments and a $2 million bad debt recovery in the communications segment, partially offset by the above mentioned impacts of exchange rate fluctuations.

         Operating profit for the three month period ended September 30, 2003 was $18 million as compared to a $38 million loss for the comparable prior year period. This increase is principally due to a restructuring and impairment charge of $50 million recorded in the third quarter of 2002, the above mentioned decrease in selling, general and administrative expense and higher gross profit. Operating profit for the nine month period ended September 30, 2003 was $14 million as compared to a $34 million loss for the prior year. This increase is principally due to restructuring and impairment charges of $73 million recorded during the first nine months of 2002 and the above mentioned decreases in selling, general and administrative expense, partially offset by the above mentioned decreases in gross profit.

         Interest expense for the three and nine month periods ended September 30, 2003 was $20 million and $56 million lower than the prior year levels. These decreases are due to the fact that no interest expense has been recorded on the Company's senior credit facility and 11% Senior Subordinated Notes subsequent to the Company's Chapter 11 filing on October 11, 2002. Through September 30, 2003, the Company made adequate protection payments to its senior creditors, which are being treated for accounting purposes as reductions in principal.

         Reorganization items for the three and nine month periods ended September 30, 2003 were $21 million and $54 million, respectively. Reorganization items include the write off of unamortized debt issuance costs, professional fees, employee retention costs and other items associated with the Company's reorganization under Chapter 11.

         Income tax expense for the three and nine month periods ended September 30, 2003 was $1 million and $5 million, respectively, which represents a decrease of $2 million and $113 million from the comparable prior year periods. The decrease for the nine month period is principally due to a valuation allowance of $141 million recorded in 2002, which reduced the carrying value of the Company's domestic net deferred tax assets to zero. Accordingly, income tax expense for the three and nine month periods ended September 30, 2003 does not include a provision for federal income tax benefit on domestic losses. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

Impairment Charges
------------------

         During the third quarter of 2003, the Company announced a plan to close a facility in Santiago, Chile, which is included in the communications segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $201 to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based on an independent appraisal.

         During the first quarter of 2003, the Company announced a plan to wind down and close operations at its facility in Claymont, Delaware which is included in the performance products segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $25 million to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based upon an independent appraisal. The Company will continue to evaluate the recoverability of its assets, which may result in additional charges.

Restructuring Charges
---------------------

         The Company's restructuring actions during 2003 consist of exiting a facility and a workforce reduction in its communications segment and two plant closures in its performance products segment. During the three months ended September 30, 2003, the Company recorded restructuring charges of $2.8 million related to employee termination costs and $0.1 million for closure costs at one facility that will no longer be used. The Company expects to substantially complete implementation of its restructuring actions by the second quarter of 2004. The reduction in costs from the closure of the South Plant of the Delaware Valley Works will be offset by the resulting reduction in revenues. Over the past three years, sales of the affected products averaged approximately $50 million annually. Management expects that the other restructuring actions will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $4 million. The Company will begin to realize these reductions in the fourth quarter of fiscal 2003. The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

         Cash and cash equivalents were $116 million at September 30, 2003 compared with $133 million at December 31, 2002. The decrease in cash is the result of the repayment of $45 million of long-term debt, capital expenditures of $26 million, reorganization expenditures of $17 million, offset by cash provided by operations of $67 million.

         The Company had working capital of $216 million at September 30, 2003 as compared with working capital of $256 million at December 31, 2002. This decrease in working capital principally reflects lower cash, lower accounts receivable balances and higher accrued liabilities partially offset by lower accounts payable.

         Cash payments for employee termination costs and facility exit costs totaled $10 million in the nine months ended September 30, 2003. While management expects that cash outlays related to the restructuring programs will be substantially completed by the end of the 2004, certain severance and facility exit costs, primarily lease obligations, have payment terms extending beyond 2004. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

         The Filing resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. Outstanding balances for the senior credit facility and the 11% Senior Subordinated Notes have been reclassified to liabilities subject to compromise. In connection with its use of cash collateral under the credit facility, the Company made adequate protection payments to its senior creditors, which were recorded as reductions in principal for accounting purposes.

         As of September 30, 2003, the Company had approximately $116 million in cash on hand, which management believed will provide sufficient liquidity to fund ongoing operations and meet anticipated obligations to customers, vendors and employees in the ordinary course of business during the remainder of the Chapter 11 process. At hearings held on October 17, 2002 and November 7, 2002, the Bankruptcy Court entered orders authorizing the Debtors' to use cash collateral of their senior lenders, and Noma Company to use GenTek's cash collateral, on terms specified in such orders. In order to augment its financial flexibility during the Chapter 11 process, the Company negotiated with certain members of its pre-petition bank syndicate, and received approval from the Bankruptcy Court on March 6, 2003, and approval from the Ontario Court on March 13, 2003, to enter into a debtor-in-possession credit facility. This facility enabled the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and provides the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility's original maturity date of September 30, 2003 was extended to December 31, 2003 (subject to expiration on effectiveness of a plan of reorganization) by the holders of a majority of the commitments. To support the payment obligations under the new facility, the Bankruptcy Court awarded super-priority administrative expense status to such obligations and granted the lenders senior priming liens (with certain exceptions) on the Debtors' assets.

         On November 10, 2003, GenTek, substantially all of GenTek's domestic subsidiaries, and Noma Company (collectively, "the Borrowers") entered into a $125 million revolving credit facility which matures on November 10, 2008. The facility includes a letter of credit sub-limit of $60 million. The facility is secured by a first priority lien on substantially all of the assets of the Borrowers and 65 percent of the stock of first-tier foreign subsidiaries. The facility bears interest at variable rates based on a base rate or LIBOR plus an applicable margin. The initial margins will be 1.5 percent for base rate borrowings and 2.5 percent for LIBOR borrowings. The margins are subject to periodic adjustment based upon the financial performance of the Company.

         In addition, on November 10, 2003, the Company issued $250 million of senior term notes which mature on November 10, 2008. The notes are guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, and are secured by second-priority liens on substantially all of the assets of the Company and its direct and indirect domestic subsidiaries and 65 percent of the stock of first-tier foreign subsidiaries. The notes bear interest at variable rates based on LIBOR plus 4.5 percent, subject to a LIBOR floor of 1.5 percent.

Recent Accounting Pronouncements
--------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and commodity prices and the Company selectively uses financial instruments to manage these risks. The Company's objective in managing its exposure to changes in interest rates, foreign currency exchange rates and commodity prices is to reduce volatility on earnings and cash flow associated with such changes. The Company has not entered, and does not intend to enter, into financial instruments for speculation or trading purposes.

         The Company measures the market risk related to its holding of financial instruments based on changes in interest rates, foreign currency rates and commodity prices using a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in interest rates, foreign currency exchange rates and commodity prices. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10 percent change in interest rates, foreign currency exchange rates or commodity prices would not have a material impact on the fair values, cash flows or earnings of the Company.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings.

         On October 11, 2002, GenTek Inc. and 31 of its direct and indirect subsidiaries, including Noma Company, a Canadian subsidiary, (collectively, including the Company, the "Debtors") filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases (the "Chapter 11 cases") have been jointly administered as Case No. 02-12986 (MFW). As of September 30, 2003, GenTek and the other Debtors were operating their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

         The prosecution against the Debtors of claims and efforts to recover from the Debtors payments related to litigation existing on October 11, 2002, the date of filing for protection under Chapter 11 of the Bankruptcy Code, were automatically stayed in accordance with section 362 of the Bankruptcy Code and no party may take action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court.

Item 2.  Changes in Securities and Use of Proceeds.

         On November 10, 2003 the Confirmed Plan became effective. See Note 1 to the Company's consolidated financial statements. The information contained in
Item 1 of the Company's Form 8-A to amend its Form 10, filed with the Securities and Exchange Commission dated November 10, 2003, is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

         On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes, which totaled $961 million as of October 11, 2002. In addition, the Company received termination payment demands from counterparties to the Company's interest rate swap agreements totaling $13 million, which have not been paid. In connection with its use of cash collateral under the senior credit facility, the Company made adequate protection payments to its senior creditors which were recorded as reductions in principle for accounting purposes.

         As of September 30, 2003, the Debtors had proposed and were awaiting the hearing to consider the confirmation of their joint plan of reorganization dated August 28, 2003. The disclosure statement with respect to such plan was approved by order of the Bankruptcy Court dated August 27, 2003, and the Debtors were authorized to solicit acceptances and rejections of the plan. The confirmation hearing was subsequently held on October 7, 2003, and the Bankruptcy Court on that date entered an order confirming the plan, as modified on October 3, 2003 (the plan as so modified, the "Confirmed Plan"). The Confirmed Plan became effective in accordance with its terms on November 10, 2003 (the "Effective Date").

         The Confirmed Plan provides that, in full satisfaction of their allowable claims: (i) the holders of existing secured claims under the Company's existing credit facility (excluding the tranche in which Noma Company is a borrower) initially receive approximately 81 percent of the common stock of the reorganized Company (the "Reorganized Company"), $60 million in cash (reduced by certain payments) and $216.5 million principal amount of senior term notes issued by the Reorganized Company; (ii) holders of existing secured claims under the term loan facility to Noma Company under the Company's existing credit facility will receive approximately 13 percent of the common stock of the Reorganized Company and $33.5 million principal amount of senior term notes issued by the Reorganized Company; (iii) holders of general unsecured claims and trade vendor claims who elect to receive equity in the Reorganized Company on account of their claims will receive a pro rata distribution of up to approximately 2 percent, in the aggregate, of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (iv) holders of general unsecured claims and trade vendor claims that elect not to receive equity of the Reorganized Company will receive an amount in cash equal to the lesser of (A) 6 percent of each such holder's allowed claim or
(B) each such holder's pro rata share of $5 million; (v) holders of unsecured claims relating to the Company's existing bonds will receive approximately 4 percent of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (vi) upon the liquidation of their disputed claims, holders of California Tort Claims (to the extent they are determined to hold allowable claims) will receive the same treatment of any uninsured portion of their claims (excluding any portion of such claims attributable to noncompensatory damages) as they would have received had such claims been classified as general unsecured claims (except that such holders will not be entitled to elect cash instead of equity); (vii) upon the ratification and consummation of a proposed settlement, holders of Pennsylvania Tort Claims will receive, through their class representative, an aggregate distribution of $120,000 in cash, a note in the principal amount of $675,000, and a payment from the Debtors' insurer; and (viii) holders of claims described in subsections (i), (iii), (iv), (v) and (vi) above will be entitled to receive a portion of any amounts recovered by a preference claim litigation trust created pursuant to the Confirmed Plan. In addition to the foregoing, the Confirmed Plan provides that administrative expense claims, priority claims, convenience claims, a secured claim of the Company against Noma Company in the amount of approximately $5.7 million and certain other secured claims, will all be paid in full. Furthermore, the Confirmed Plan provides for the cancellation of all then outstanding shares of common stock of the Company without any distribution to be made to the holders of such shares.

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information.

         NONE

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits;

                  3.1 Second Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of November 7, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

                  3.2 Amended and Restated By-Laws of GenTek Inc., effective as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

                  4.1 GenTek Inc. Tranche A Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

                  4.2 GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

                  4.3 GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

                  10.1 Form of Registration Rights Agreement by and among the Company and the holders named therein dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

                  10.2 Credit Agreement among GenTek Inc., Noma Company and the domestic subsidiaries of GenTek Inc. from time to time party hereto and Bank of America, N.A. as the Agent, and Banc of America Securities LLC as sole Syndication Agent, Book Runner and Lead Arranger, dated as of November 10, 2003.

                  10.3 Security Agreement among GenTek Inc. and certain of its subsidiaries and Bank of America, N.A. in its capacity as agent for the financial institutions from time to time party to the Credit Agreement, dated as of November 10, 2003.

                  10.4 Pledge Agreement among GenTek Inc. and certain of its subsidiaries and Bank of America, N.A. in its capacity as agent for the financial institutions from time to time party to the Credit Agreement, dated as of November 10, 2003.

                  10.5 Intercreditor Agreement among Bank of America, N.A., as Senior Agent, BNY Asset Solutions LLC, as Junior Agent, GenTek Inc. and each subsidiary of GenTek party hereto, dated as of November 10, 2003.

                  10.6 Senior Term Loan and Guarantee Agreement among GenTek Inc., as Borrower, The Subsidiaries of GenTek Inc. Parties Hereto, as Guarantors, The Several Lenders from Time to Time Parties Hereto, and BNY Asset Solutions LLC, as Administrative Agent, dated as of November 10, 2003.

                  10.7 Security Agreement among GenTek Inc. and certain of its subsidiaries and BNY Asset Solutions LLC in its capacity as administrative agent for the financial institutions from time to time party to the Loan Agreement, dated as of November 10, 2003.

                  10.8 Pledge Agreement among GenTek Inc. and certain of its subsidiaries and BNY Asset Solutions LLC in its capacity as administrative agent for the financial institutions from time to time party to the Loan Agreement, dated as of November 10, 2003.

                  10.9     GenTek Inc. 2003 Management and Directors Incentive
                           Plan.

                  31.1 GenTek Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                  Form 8-K filed with the Securities and Exchange Commission dated August 21, 2003, with respect to the Registrant filing its second proposed Plan of Reorganization and second proposed Disclosure Statement with the United States Bankruptcy Court in the District of Delaware.

                  Form 8-K filed with the Securities and Exchange Commission dated August 27, 2003, with respect to the approval of the Registrant's Disclosure Statement by the United States Bankruptcy Court in the District of Delaware.

                  Form 8-K filed with the Securities and Exchange Commission dated October 7, 2003, with respect to the entry of an order by the United States Bankruptcy Court in the District of Delaware confirming the Registrant's Final Plan of Reorganization.

                  Form 8-K filed with the Securities and Exchange Commission dated November 10, 2003, with respect to the Company's announcement of its emergence from bankruptcy and closing on a $125 million revolving credit facility.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                      GENTEK INC.
                                       -----------------------------------------
                                                      Registrant


Date  November 14, 2003        /s/  Richard R. Russell
      ---------------------         --------------------------------------------
                                    Richard R. Russell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date  November 14, 2003        /s/  Matthew R. Friel
      ---------------------         --------------------------------------------
                                    Matthew R. Friel
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'