Form 10-K
period 2003-12-31
GENTEK INC
filed 2004-03-30
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    (Mark One)

       [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 001-14789

                                   GENTEK INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                    02-0505547
       (State of other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)

              90 East Halsey Road
             Parsippany, New Jersey                              07054
    (Address of principal executive offices)                   (Zip Code)
(Formerly Liberty Lane, Hampton, New Hampshire)

       Registrant's telephone number, including area code: (973) 515-3221
           Securities registered pursuant to Section 12(b) of the Act:

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

     Applicable to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

     The number of outstanding shares of the Registrant's Common Stock as of March 15, 2004 was 10,000,000.

                      Documents Incorporated by Reference:

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2004, to be filed within 120 days after the close of the Registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

Item 1. Business.

Overview

     GenTek Inc. (the "Company" or "GenTek") is a holding company whose subsidiaries manufacture industrial components, performance chemicals and communications products. GenTek's subsidiaries operate through three primary business segments: manufacturing, performance products and communications. The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. The performance products segment provides a broad range of value-added chemical products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. The communications segment is a global provider of products, systems and services to the global markets for telecommunications and data networking equipment and services, and in particular, the public telecom and private enterprise network markets. Our products are frequently highly engineered and are important components of, or provide critical attributes to, our customers' end products or operations. The Company operates over 75 manufacturing and production facilities located primarily in the U.S., Canada, and Mexico with additional facilities in Australia, China, Germany, Great Britain, and India. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

Recent Development

     On March 25, 2004, the Company announced that it signed a definitive agreement to sell its KRONE communications business to ADC Telecommunications, Inc. (ADC). Under the terms of the agreement, the Company will receive total consideration of approximately $350 million, consisting of $291 million in cash and the assumption by ADC of approximately $59 million of pension and employee-related liabilities. The transaction is expected to close within 90 days of the announcement and is subject to customary conditions including regulatory and other approvals.

Emergence From Chapter 11 Reorganization

     On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors") filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code. GenTek filed for relief under Chapter 11 as a result of our inability to obtain an amendment to our senior credit facility. The protection afforded by Chapter 11 allowed us and the other Debtors to continue to serve our customers and preserve the value of our businesses, while we reorganized and worked to develop and implement a strategic plan to deleverage our balance sheet and create an improved long-term capital structure.

     The Plan was confirmed on October 7, 2003 and became effective in accordance with its terms on November 10, 2003. The Plan provided for the treatment of all pre-petition claims and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reorganization under Chapter 11 of the US Bankruptcy Code" for a further discussion of the Plan.

     The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company's post-emergence financial statements ("Successor") will not be comparable with its pre-emergence financial statements ("Predecessor").

Products and Services by Segment

     The following table sets forth the Company's sales by segment:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                   2003(1)     2002       2001
                                                  --------   --------   --------
                                                           (In millions)
Manufacturing..................................   $  425.9   $  477.1   $  478.5
Performance Products...........................      335.9      357.4      360.9
Communications.................................      337.3      294.0      405.0
                                                  --------   --------   --------
                                                  $1,099.1   $1,128.5   $1,244.4
                                                  ========   ========   ========

----------
(1) This data is a non GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Included in Item 7. Reconciliation of Non-GAAP Financial Measures is a reconciliation of statement of operations data for the full year 2003 to the Predecessor Company and Successor Company statements of operations for the periods ended November 10, 2003 and December 31, 2003, respectively. Management believes that this information is the most relevant and useful formation for making comparisons to the period ended December 31, 2002.

Manufacturing Segment

     The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. The Company's products for these markets are described below:

     Automotive. For the automotive market, the Company provides:

     o precision-engineered components for valve-train systems, including stamped and machined rocker and roller-rocker arms, cam follower rollers, cam follower roller axles, antifriction bearings, mechanical roller tappets and other hardened/machined components;

     o electronic wire and cable assemblies, such as wire harnesses, ignition cables, molded parts, electro-mechanical assemblies, engine block heaters, battery blankets and various electrical switches, used in the manufacture of automobiles, light and heavy duty trucks and personal recreation vehicles such as snowmobiles and personal water crafts;

     o computer-aided and mechanical vehicle and component testing services for the transportation industry; and

     o fluid transport and handling equipment for automotive service applications.

     The Company's precision-engineered stamped and machined engine components for valve-train systems improve engine efficiency by reducing engine friction and component mass. These components are used both in traditional overhead valve and in the increasingly popular single and double overhead cam engines which power cars, light trucks and sport utility vehicles. Over the last several years, the Company has benefited from the design transition of overhead valve engines to overhead cam engines providing a strong position with which to participate in the industry's latest efforts to improve fuel efficiency and power. Increased design use of additional valves per cylinder to improve fuel/air throughput have resulted in volume growth on specific engine applications.

     The Company's wire and cable assembly products include a variety of automotive electronic components for use in OEM production and the aftermarket. The Company is a leading Tier-2 supplier of products such as wire harnesses, ignition cables, engine block heaters, battery blankets and various electrical and electro-mechanical switches and assemblies.

     Through its automotive testing offerings, the Company provides mechanical testing services and computer-aided design, engineering and simulation services for automotive structural and mechanical systems to OEMs and Tier 1 suppliers. The Company provides a wide range of testing services for automotive components and systems from single sub-systems, such as chassis, suspension, seats and seating assemblies, to entire vehicles. The Company's engineering and simulation services provide customers with finite element modeling, kinematics, and crash and variation simulation analyses, and allow its customers to test their automotive products for durability, stress, noise, vibration and environmental considerations.

     Automotive manufacturers generally award business to their suppliers by individual engine line or model, often for multiple-model years. The loss of any individual engine line or model contract would not be material to the Company. However, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of any of DaimlerChrysler, Ford or General Motors could have a material adverse impact on the results of the Company's manufacturing segment. None of these customers accounted for 10 percent or more of the Company's revenues in 2003.

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

     The Company's specialized wiring expertise and high quality wire and cable assemblies are generally provided to larger OEM customers. A highly competitive environment has required the Company's customers to improve their productivity by outsourcing to lower cost suppliers. The Company operates manufacturing facilities in both Canada and Mexico, and also sources certain finished products from lower cost third party manufacturers in Asia. In addition, as part of our continuing efforts to improve our competitive cost position, we expect to establish our own wire and cable assemblies production facility in Asia within the next twelve months.

     The Company also owns a 50 percent interest in PrettlNoma Systems GmbH, a joint venture that produces modular control panel systems for consumer appliance manufacturers. PrettlNoma Systems is based in Neuruppin, Germany and, in addition, operates facilities in the United States, Mexico, Poland and Turkey.

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

     Environmental Services. With a network of 35 water treatment chemical plants located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or "alum", which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of ferric sulfate and other specialty flocculents (polymer-based materials used for settling and/or separating solids from liquids). The Company's water treatment products and services are designed to address the important environmental issues confronting its customers. These value-added products and services provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water.

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

     Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of antiperspirants, and also supplies active ingredients used in prescription pharmaceuticals, nutritional supplements, nutraceuticals, veterinary health products and other personal care products. Our customer base includes many of the world's leading personal care companies, and we are favorably positioned with both North American and European sourcing capabilities.

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

Competition

     Competition in the manufacturing segment's markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. In the automotive market, the Company competes with, among others, Eaton, INA, Ingersoll-Rand, Molex, Timken, Yazaki and captive OEMs. In the appliance and electronic and industrial markets, the Company competes with Belden, General Cable, International Wire, Nexans and Viasystems, among others.

     Although the Company's performance products segment generally has significant market share positions in the product areas in which it competes, most of its end markets are highly competitive. In the pharmaceuticals and personal care market, the Company's major competitors include Giulini, Summit and Westwood. The Company's competitors in the environmental market include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Peak, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In addition, the Company competes with Geo Specialty Chemicals, U.S. Aluminates and other regional players in the water treatment market. Competitors in the technology market include Air Products and Tyco/Mallinckrodt-Baker. Competitors in the chemical processing market include BASF, Calabrian, Rhodia, Solvay S.A. and U.S. Salt.

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

     In the cabling and connectivity systems market, the primary competitors capable of supplying entire solutions are Cable Design Technologies, CommScope/Systimax, Nexans and Tyco/AMP. Additionally, competitors that supply only the cabling portion of a complete structured cabling solution include Belden, General Cable and Optical Cable Corporation. Connectivity competitors include ADC Telecommunications, Hubbell, Huber & Suhner, Molex, Ortronics, Reichle & De-Massari and 3M/Quante.

Suppliers; Availability of Raw Materials

     The Company purchases a variety of raw materials for its businesses. The primary raw materials used by the manufacturing segment are copper and steel. The Company's performance products segment's competitive cost position is, in part, attributable to its control of certain raw materials that serve as the feedstocks for many of its products. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, soda ash (for the manufacture of sodium nitrites), bauxite and hydrate (for the manufacture of alum), zirconium based products (for the manufacture of antiperspirant active ingredients) and sulfur (for the manufacture of sulfuric acid). The Company's primary raw materials in its communications segment are copper, steel and plastic.

     We purchase raw materials from a number of suppliers and, in most cases, believe that alternative sources are available to fulfill our needs. A number of the raw materials we purchase are subject to cyclical price movements. Over the past twelve months, commodity prices, in general, have trended upward. In particular, recent tightening of supply in the steel market has put upward pressure on steel prices, while copper prices have also risen substantially in the last several months. The Company continues its efforts to ensure it has sufficient access to required raw materials at competitive prices and to pass along raw material price increases where possible.

Sales and Distribution

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

     In the Company's performance products segment, the Company employs approximately 104 sales, marketing, distribution and customer service personnel. The sales force is divided into several specialized groups which focus on specific products, end-users and geographic regions. This targeted approach provides the Company with insight into emerging industry trends and creates opportunities for product development.

     The Company's communications segment has over 350 sales, marketing and customer service personnel in 25 countries around the world. The Company's products are sold directly to key account customers, often pursuant to multi-year agreements, and via its international third-party sales and distribution network for smaller accounts.

Seasonality; Backlogs

     The businesses of the manufacturing and communications segments are generally not seasonal. Within the performance products segment, the environmental services business has higher volumes in the second and third quarters of the year, owing to (i) higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and (ii) higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The other markets that the performance products segment serves are generally not seasonal. Due to the nature of the Company's businesses, there are no significant backlogs.

Environmental Matters

     The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, China, Germany, Great Britain, India, Mexico and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require the Company to make expenditures which may be material or otherwise adversely impact the Company's operations.

     The Company maintains a program to manage its facilities' compliance with environmental laws and regulations. Expenditures for 2003 approximated $17 million (of which approximately $4 million represented capital expenditures and approximately $13 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2002 approximated $17 million (of which approximately $3 million represented capital expenditures and approximately $14 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects expenditures similar to 2003 levels in 2004. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

     The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and similar statutes, have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites, and transporters and generators of hazardous substances, regardless of fault. The Company's facilities have been operated for many years by the Company or its prior owners and operators, and adverse environmental conditions of which the Company is not aware may exist. Modifications of existing laws and regulations and discovery of additional or unknown environmental contamination at any of the Company's current or former facilities could have a material adverse effect on the Company's financial condition, cash flows and/or results of operations. In addition, the Company has received written notice from the Environmental Protection Administration that it has been identified as a "potentially responsible party" under CERCLA at one third-party site. The Company does not believe that its liability, if any, for this site will be material to its results of operations, cash flows or financial condition.

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

     Avtex Site at Front Royal, Virginia. On March 22, 1990, the Environmental Protection Agency (the "EPA") issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers Front Royal, Inc., which has filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex site was previously owned and operated by the Company. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA, which requires The General Chemical Group Inc. (whose obligations the Company assumed in connection with the spinoff), AlliedSignal Inc. (now Honeywell) and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with that order, subject to numerous defenses. The requirements of the order include preparation of a study to determine the extent of any contamination at the acid plant site. The Company has provided for the estimated costs of $1.8 million for these activities in its accrual for environmental liabilities relating to the order. The Company is working cooperatively with the EPA with respect to compliance with the order and believes that such compliance will not have a material effect on its results of operations or financial condition.

     Delaware Valley Facility. On September 7, 2000, the U.S. Environmental Protection Agency issued to the Company an Initial Administrative Order (an "IAO") pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), which requires that the Company conduct an environmental investigation of certain portions of the Company's Delaware Valley facility (the "Facility") and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. The Company is working cooperatively with the EPA and Honeywell Inc. (formerly AlliedSignal Inc.), prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The requirements of the IAO will be performed over the course of the next several years. The Company closed the South Plant operations of its Delaware Valley facility on November 10, 2003. This closure will result in an expansion of the investigation to be performed under the IAO. Depending on the results of that additional investigation, additional remedial activity may be required. The Company has provided for the estimated costs of $5.6 million for compliance with the IAO in its accrual for environmental liabilities. As such, the Company believes that compliance with the IAO will not have a material effect on its results of operations or financial condition.

     Claims against the Debtors for certain environmental liabilities arising prior to the Filing were addressed in the Chapter 11 cases. In general, monetary claims by private (non-governmental) parties relating to remedial actions at off-site locations used for disposal prior to the Filing and penalties resulting from violations of applicable environmental law before that time were treated as general unsecured claims. The Debtors are obligated to comply with applicable environmental law in the conduct of their business, including any potential obligation to conduct investigations and implement remedial actions at facilities the Company owns or operates, and we are required to pay such expenses in full.

Employees/Labor Relations

     At December 31, 2003, the Company had approximately 6,100 employees, of whom approximately 2,100 were full-time salaried employees, approximately 1,200 were full-time hourly employees (represented by 11 different unions) and approximately 2,800 were hourly employees working in nonunion facilities. Approximately 500 of the Company's 2,100 salaried employees are based in Germany. German-based employees are members of unions and are subject to industry-wide and other collective bargaining agreements.

     The Company's union contracts have durations which vary from two to four years. The Company's relationships with its different unions are generally good.

Executive Officers and Key Employees

     Set forth below is information with respect to each of the Company's executive officers and/or key employees.

     Richard R. Russell, 61, President and Chief Executive Officer and a Director since April 1999. From 1996 until April 1999, he served as the President and Chief Executive Officer and a Director of The General Chemical Group Inc. Mr. Russell has also been the President and Chief Executive Officer of GenTek Holding Corporation (formerly General Chemical Corporation) since 1986.

     Matthew R. Friel, 37, Vice President and Chief Financial Officer since September 2001. Mr. Friel also served as Treasurer from September 2001 to October 2003. From September 1997 to September 2002, Mr. Friel served as Managing Director of Latona Associates Inc. ("Latona Associates"). Latona Associates has provided GenTek with certain administrative functions and corporate support services since 1995.

     Mark J. Connor, 37, Vice President - Corporate Development and Investor Relations since November 2003. From October 2000 to November 2003, Mr. Connor served as Assistant Treasurer. From 1998 through October 2000, Mr. Connor served as Assistant Treasurer of The Warnaco Group, Inc.

     Ronald A. Lowy, 48, President and Chief Operating Officer of the Krone Group since January 2001. Mr. Lowy served as Vice President and General Manager
- Automotive and Industrial Products of Prestolite Wire Corporation from January 2000 to December 2000, and Vice President and General Manager - Automotive Products of Prestolite Wire Corporation from 1995 to 2000.

     Kevin J. O'Connor, 53, Vice President and Controller since April 1999. From March 1996 until April 1999, he served as the Controller of The General Chemical Group Inc. Mr. O'Connor has also served as Controller of GenTek Holding Corporation (formerly General Chemical Corporation) since 1986.

     Ramanlal L. Patel, 58, President of the Manufacturing segment since December 2001. Mr. Patel has also served as President and Chief Executive Officer of Noma Company since January 2001. From 1997 to December 2000, he was Chief Executive Officer of Pram Filtration Corporation.

     Charles W. Shaver, 45, Vice President and General Manager for Performance Products since November 2001. Mr. Shaver served as Vice President and General Manager for Performance Products for Arch Chemicals, Inc. from 1999 to November 2001. From September 1996 to 1999 he served as Vice President of Operations and Chief Operating Officer for MMT, Inc.

     Scott Sillars, 48, Vice President and Treasurer since October 2003. Mr. Sillars served as Acting Treasurer from 2002 to October 2003 . From 1998 through 2002, Mr. Sillars served as an Independent Consultant in general management and corporate finance.

     Matthew M. Walsh, 37, Vice President and Operations Controller since December 2000. Mr. Walsh served as Vice President and Treasurer from January 2000 through December 2000. Mr. Walsh served as Group Controller-Performance Products of General Chemical Corporation from October 1997 to December 1999.

Corporate Governance and Internet Address

     We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors has adopted a code of business conduct and ethics that applies to all employees, directors and officers, including the Company's principal executive officer, principal financial officer and principal accounting officer. Our board of directors consists of a majority of independent directors.

     Our internet address is www.gentek-global.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics and the charters of the audit committee, corporate governance and nominating committee and compensation committee of our board of directors. Our principal executive offices are located at 90 East Halsey Road, Parsippany, New Jersey 07054, and our telephone number is (973) 515-3221.

Risk Factors

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in our common stock. In assessing these risks, you should also refer to the other information in this Annual Report on

Form 10-K, including our financial statements and the related notes. Various statements in this Annual Report on Form 10-K, including some of the following risk factors, constitute forward-looking statements.

Risks Related to Our Company

We recently emerged from a Chapter 11 Bankruptcy Reorganization and have a history of losses.

     We sought protection under Chapter 11 of the Bankruptcy Code in October 2002. We incurred net losses of approximately $360 million during the fiscal year ended December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." On November 10, 2003 (which we refer to herein as the "Effective Date"), we emerged from Chapter 11 protection pursuant to the Plan, under which our equity ownership and capital structure changed and our board of directors was replaced. Our return to profitability is not assured and we cannot assure you that we will grow or achieve profitability in the near future, or at all.

Our business is capital intensive. We cannot assure you that we will have sufficient liquidity to fund our working capital and capital expenditures and to meet our obligations under existing debt instruments.

     Our business is capital intensive and we cannot be certain that we will achieve sufficient cash flow in the future. Failure to maintain profitability and generate sufficient cash flow could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur. If we do not comply with the covenants in our credit agreements or otherwise default under them, we may not have access to borrowings under our $125 million revolving credit facility which we and substantially all of our domestic subsidiaries, and our Canadian subsidiary Noma Company entered into on the Effective Date (the "Revolving Credit Facility") or the funds necessary to pay all amounts that could become due.

     Although we believe that our current levels of cash and cash equivalents, along with available borrowings on our Revolving Credit Facility, will be sufficient for our cash requirements during the next twelve months, it is possible that these sources of cash will be insufficient, resulting in our having to raise additional funds for liquidity. There can be no assurance we will have access to new funding if the need arises.

The industries in which we operate are highly competitive. This competition may prevent us from raising prices at the same pace as our costs increase, making it difficult for us to maintain existing business and win new business.

     We face significant competition in each of our businesses. Certain of our competitors have large market shares and substantially greater financial and technical resources than we do. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products and services, which could have an adverse effect on us.

     In each of our business segments, we operate in competitive markets. Our manufacturing segment competes with numerous international and North American companies, including various captive operations of automotive original equipment manufacturers (OEMs) and Tier 1 suppliers to automotive manufacturers. Competition in the manufacturing segment's markets is based on a number of factors, including design and engineering capabilities, price, quality and the ability to meet customer delivery requirements. Due to the level of competition, our customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Most of the markets in which our performance products segment does business are highly competitive, with competitors typically segregated by end market. Competition in the performance products segment's markets is based on a number of factors, including price, freight economics, product quality and technical support. Due to the level of competition faced by our performance products segment, our customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Our communications segment also operates in highly competitive markets, with many of our competitors being large, technologically sophisticated companies. Competition in our communications segment is based on a number of factors, including technological advancements, price, product line breadth, technical support and service and product quality.

     If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

Our current amount of leverage could adversely affect our financial health and diminish shareholder value.

     We have a significant amount of leverage, which could have negative consequences, including:

     o it may become more difficult for us to satisfy our obligations with respect to all of our indebtedness;

     o we may be more vulnerable to a downturn in the industries in which we operate or a downturn in the economy in general;

     o we may be limited in our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate;

     o we may be placed at a competitive disadvantage compared to our competitors that have less debt;

     o we may determine it to be necessary to dispose of certain assets or one or more of our businesses to reduce our debt; and

     o    our ability to borrow additional funds may be limited.

     Additionally, there may be factors beyond our control that could impact our ability to meet debt service requirements. Assuming that our outstanding debt as of December 31, 2003 remains in place on similar terms throughout 2004, we would expect our total debt service requirements to approximate $18-20 million during 2004. Our ability to meet such debt service requirements will depend on our future performance, which, in turn, will depend on a number of factors, including conditions in the global markets for our products, the global economy generally, the behavior of our competitors, the financial condition and sourcing decisions made by our customers, our future cash funding requirements for environmental and pension liabilities, the impact of current and future tax regulations on our cash flows and financial condition, and other factors that are beyond our control. We can provide no assurance that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our various lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

We are subject to restrictive debt covenants pursuant to our indebtedness. These covenants may restrict our ability to finance our business and, if we do not comply with the covenants or otherwise default under them, we may not have the funds necessary to pay all amounts that could become due and the lenders could foreclose on substantially all of our assets.

     As part of our implementation of the Plan, we issued $250 million principal amount of senior term debt under the terms of a new credit agreement (referred to herein as the "Senior Term Loan Credit Agreement"). In addition, we entered into a $125 million Revolving Credit Facility which matures on November 10, 2008. Both facilities are secured by substantially all of our assets.

     The Revolving Credit Facility, among other things, significantly restricts and, in some cases, effectively eliminates our ability and the ability of most of our subsidiaries to:

     o    incur additional debt;

     o    create or incur liens;

     o    pay dividends or make other equity distributions;

     o    purchase or redeem share capital;

     o    make investments;

     o    sell assets;

     o    issue or sell share capital of certain subsidiaries;

     o    engage in transactions with affiliates;

     o    issue or become liable on a guarantee;

     o    voluntarily prepay, repurchase or redeem debt;

     o    create or acquire new subsidiaries; and

     o effect a merger or consolidation of, or sell all or substantially all of our assets.

     Similar restrictive covenants are contained in the Senior Term Loan Credit Agreement. These covenants, which are applicable to us and most of our subsidiaries, restrict and, in some cases, effectively eliminate, our ability and the ability of most of our subsidiaries to, among other things:

     o    incur additional debt;

     o    create or incur liens;

     o enter into a merger or consolidation, or liquidate or dissolve ourselves or most of our subsidiaries or dispose of all or substantially all of our or our subsidiaries' assets;

     o    dispose of property;

     o    pay dividends or make other equity distributions;

     o    purchase or redeem share capital;

     o    make investments; and

     o    engage in transactions with affiliates.

     In addition, under our Revolving Credit Facility, we and our subsidiaries must comply with certain financial covenants. In the event we were to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, the lenders under those facilities would have significant rights to seize control of substantially all of our assets. Such a default, or a breach of any of the other obligations in the Senior Term Loan Credit Agreement, could also trigger a default under our Revolving Credit Facility and vice versa. The material financial covenants in our credit agreements with which we must comply include the compliance with certain fixed charge coverage ratios on the occurrence of an applicable triggering event. A triggering event under the Revolving Credit Facility would occur if for any reason the aggregate availability (as determined under the Revolving Credit

Facility) of all the borrowers under such facility is less than or equal to $30 million at any time. A triggering event under the Senior Term Loan
Credit Agreement would occur if for any reason the availability under the Revolving Credit Facility is less than or equal to $20 million for ninety consecutive days. In addition, if we wish to prepay debt owing under the Senior Term Loan Credit Agreement, at the time such prepayment is permitted we would be required to comply with certain financial covenants.

     The covenants in our Revolving Credit Facility, the Senior Term Loan Credit Agreement and any credit agreement governing future debt may significantly restrict our future operations. Furthermore, upon the occurrence of any event of default under the Senior Term Loan Credit Agreement, our Revolving Credit Facility or the agreements governing any other debt of our subsidiaries, the lenders could elect to declare all amounts outstanding under such indentures, credit facilities or agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, we cannot assure you that our assets and the assets of our subsidiaries would be sufficient to repay in full those amounts.

     We are also subject to interest rate risk due to our indebtedness at variable interest rates. Our Revolving Credit Facility and our Senior Term Loan Credit Agreement bear interest at variable rates based on a base rate or LIBOR plus an applicable margin. We cannot assure you that shifts in interest rates will not have a material adverse effect on us.

We may be required to prepay our indebtedness prior to its stated maturity, which may limit our ability to pursue business opportunities.

     Pursuant to the terms of our Revolving Credit Facility and Senior Term Loan Credit Agreement, in certain instances we are required to prepay this indebtedness prior to their stated maturity dates, even if we are otherwise in compliance with the covenants contained in the agreements. Specifically, (i) certain asset sale proceeds must be used to pay down indebtedness and can therefore not be reborrowed; and (ii) the Senior Term Loan Credit Agreement provides that, beginning in 2005, we must apply the majority of any "excess cash flow" above certain levels that was generated in the prior year to the prepayment of the senior term debt.

     Excess cash flow for any fiscal year of GenTek is determined by the calculation of the excess, if any, of (a) the sum of consolidated net income for such fiscal year, non-cash charges deducted in arriving at the consolidated net income, decreases in consolidated working capital, non-cash loss on the disposition of property by us and our subsidiaries, and amounts paid in respect of liabilities that were deducted in arriving at the consolidated net income, over (b) the sum of non-cash credits included in arriving at the consolidated net income, cash amounts paid by us and our subsidiaries on account of capital expenditures and other non-current assets, repayments and prepayments of indebtedness, increases in consolidated working capital, and the amount of non-cash gain on the disposition of property by us and our subsidiaries. These prepayment provisions may limit our ability to utilize this excess cash flow to pursue business opportunities.

We are a holding company that is dependent upon cash flow from our subsidiaries to meet our financial obligations; our ability to access that cash flow may be limited in some circumstances.

     We are a holding company with no independent operations or significant operating assets other than our investments in and advances to our subsidiaries. We depend upon the receipt of sufficient funds from our subsidiaries through our centralized cash management system from our domestic subsidiaries and through dividends, loans or other distributions from our foreign subsidiaries to meet our financial obligations. In addition, the terms of our and our subsidiaries' existing indebtedness under the Revolving

Credit Facility, and the laws of the jurisdictions under which we and our subsidiaries are organized, limit the payment of dividends, loan repayments and other distributions by our subsidiaries to us under some circumstances. In the case of the Revolving Credit Facility, these limitations arise from the restrictive covenants. Any indebtedness that we or our subsidiaries may incur in the future may contain similar restrictions. Further, certain subsidiaries have their own indebtedness for which they are responsible which may limit their ability to distribute cash to us.

Our Chapter 11 reorganization and uncertainty over our financial condition may harm our businesses and our brand names.

     Any adverse publicity or news coverage regarding our recent Chapter 11 reorganization and financial condition could have an adverse effect on parts of our business, making it difficult to maintain relationships with existing customers or obtain new customers. Although we have successfully consummated the Plan, there is no assurance that any such negative publicity will not adversely impact our results of operations, businesses or brand names in the future.

     In addition, losses experienced by certain of our unsecured creditors may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or refuse to extend normal trade credit, both of which could adversely affect our cash flow and our results of operations. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

     In accordance with our Plan, potential preference rights of actions under
Section 547 of the Bankruptcy Code against non-insider creditors who received payments within the ninety (90) days prior to our petition date have been assigned to a Preference Claim Litigation Trust (referred to herein as the "Trust"). This Trust, subject to certain limitations, is authorized to prosecute, settle or waive, in its sole discretion, these preference rights. Although this Trust is separate and distinct from the Company and the Company will not receive any significant recoveries from the Trust, its activities may aggravate certain of our suppliers, customers and employees, and could potentially disrupt the flow of necessary raw materials and services, negatively impact our sales and increase our costs, and thereby adversely affect our results of operations.

Material changes in pension and other post-retirement benefit costs may occur in the future. In addition, investment returns on pension assets may be lower than assumed, which could result in larger cash funding requirements for our pension plans, which could have an adverse impact on us.

     We maintain several defined benefit pension plans covering certain employees in Canada, Germany, Ireland and the United States. We record pension and post retirement benefit costs in amounts developed from actuarial valuations. Inherent in these valuations are key assumptions including the discount rate and expected long-term rate of return on plan assets. We believe that material changes in pension and other post retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used, and changes in the benefit plans. Amounts we pay are also dependent upon interest rates. Due to current interest rates and investment returns, some of our plans are substantially underfunded and will require substantial cash contributions over the next several years. We anticipate that, beginning in 2004, we will be required to make contributions to our domestic pension plans which will average approximately $16 million per year for the next five years. Moreover, if investment returns on pension assets are lower than assumed, we may have substantially larger cash funding requirements for our pension plans, which may have a material adverse impact on our liquidity. For a further discussion of our defined benefit pension plans, see "Management's Discussion and Analysis - Financial Condition, Liquidity and Capital Resources" and "Management and Executive Compensation - Pension Plans."

We cannot predict the impact of, or our ability to pursue, any asset or business disposition or acquisition.

     From time to time we consider dispositions and acquisitions of assets or businesses. We cannot predict the types of dispositions or acquisitions we may undertake in the future or the financial impact of such actions. For example, any after-tax cash proceeds that we would receive in connection with any disposition would be dependent on levels of interest from potential purchasers and the tax and other structuring elements of such transaction. As a result, there can be no assurance as to the terms of any such disposition or acquisition, the level of any disruption to the operations of the Company caused by such transaction, or the long-term effect of such transaction on our financial condition.

     In addition, subject to certain exceptions, both our Revolving Credit Facility and Senior Term Loan Credit Agreement restrict our ability to, among other things, (a) enter into any transaction of merger, amalgamation, reorganization or consolidation, or to transfer all or any part of our property or equity interests, or to wind up, liquidate or dissolve or (b) acquire property in exchange for cash or other property, whether in the form of an acquisition of stock or other equity interests, debt or other indebtedness or obligation, or the purchase or acquisition of any other property, loan, advance, capital contribution or subscription. As a result, potential dispositions or acquisitions which we may deem to be in our best interest may not be permitted under these agreements.

We are highly dependent upon skilled employees and a number of key personnel.

     Our businesses are highly dependent on skilled employees. A loss of a significant number of key professionals or skilled employees could have a material adverse effect on us. While we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel, there can be no assurance that we will be able to retain and employ such personnel.

     While we maintained a retention plan designed to retain certain of our key employees during the Chapter 11 process, the final retention bonus payment under the plan was made on December 31, 2003. Future compensation and other benefits provided to employees will be determined under the direction of our new board of directors. There can be no assurance that key employees will not seek other employment following the final retention bonus payment or in response to any future changes in employee compensation, benefit programs or other employee matters.

     In addition, certain administrative functions and corporate support services, including pension, tax, insurance and risk management, investor relations, corporate secretarial services, communications, recruitment and benefits administration, have historically been provided to us by the management company Latona Associates Inc. (Latona). After the Effective Date, we entered into a one-year transition agreement with Latona, which expires in the fourth quarter of 2004. By the expiration of this agreement, we intend to internally perform through a combination of existing employees and new hires, or outsource to other third parties in certain circumstances, the services previously provided by Latona. As a result, unless otherwise agreed to, we will also no longer have access to the services of Latona. Successful operation of our businesses depends on our ability to assume or otherwise provide for these responsibilities and may result in increased costs to us.

We may continue to pursue new acquisitions and joint ventures, and any such transaction could adversely affect our operating results or result in increased costs or other operating or management problems. We remain subject to the ongoing risks of successfully integrating and managing the acquisitions and joint ventures through which we have historically grown our business.

     We have historically grown our business through acquisitions and joint ventures. These transactions expose us to the risk of successfully integrating those acquisitions. Such integration could impact various areas of our business, including our workforce, management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas of our business could materially harm our financial condition or results of operations.

     We may continue to pursue new acquisitions and joint ventures in the future, a pursuit which will consume substantial time and resources. The successful implementation of our operating strategy at current and future acquisitions and joint ventures may require substantial attention from our management team, which could divert management attention from our existing businesses. The businesses we acquire, or the joint ventures we enter into, may not generate the cash flow and earnings, or yield the other benefits we anticipated at the time of their acquisition or formation. The risks inherent in our strategy could have an adverse impact on our results of operation or financial condition.

     In addition, subject to certain exceptions, both our Revolving Credit Facility and Senior Term Loan Credit Agreement restrict our ability to, among other things, make investments, including the acquisition of property in exchange for cash or other property, whether in the form of an acquisition of stock or other equity interests, debt or other indebtedness or obligation, or the purchase or acquisition of any other property, loan, advance, capital contribution or subscription. These restrictions may prevent us from pursuing new acquisitions and joint ventures which we would otherwise pursue.

We may experience increased costs and production delays if suppliers fail to deliver materials to us or if prices increase for raw materials and other goods and services that we purchase from third parties.

     We purchase raw materials from a number of domestic and foreign suppliers. Although we believe that the raw materials we require will be available in sufficient supply on a competitive basis for the foreseeable future, increases in the cost of raw materials, including energy and other inputs used to make our products, could affect future sales volumes, prices and margins for our products. If a supplier should cease to deliver goods or services to us, we would probably find other sources, but, this disruption could result in added cost and manufacturing delays. In addition, political instability, war, terrorism and other disruptions to international transit routes control could adversely impact our ability to obtain key raw materials in a timely fashion, or at all.

Our revenues are dependent on the continued operation of our manufacturing facilities, and breakdowns or other problems in their operation could adversely affect our results of operations.

     Our revenues are dependent on the continued operation of our various manufacturing facilities. In particular, the operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, power outages, the need to comply with directives of government agencies, and dependence on the ability of railroads and other shippers to transport raw materials and finished products in a timely manner. The occurrence of material operational problems, including but not limited to these events, at one or more of our facilities could have a material adverse effect on our results of operations or financial condition. Certain facilities within each of our business segments account for a significant share of our profits. Disruption to operations at one of these facilities could have a material adverse impact on segment financial performance and our overall financial condition. In addition, in certain circumstances we could also be affected by a disruption or closure of a customer's plant or facility to which we supply our products.

Our principal businesses are subject to government regulation, including environmental regulation, and changes in current regulations may adversely affect us.

     Our principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors could have a material adverse effect on us.

     For example, our various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, China, Germany, Great Britain, India, Mexico and other countries. We believe that we are in substantial compliance with such laws and regulations. However, as a result of our operations, from time to time we are involved in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available to us at this time with respect to potential liability involving these facilities, we believe that any such liability will not have a material adverse effect on our financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require us to make expenditures which may be material or otherwise adversely impact our operations.

     In addition, the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) and similar statutes have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites, and transporters and generators of hazardous substances, regardless of fault. Our facilities have been operated for many years by us or prior owners and operators, and adverse environmental conditions of which we are not aware may exist. Modifications of existing laws and regulations, and the discovery of additional or unknown environmental contamination at any of our current or former facilities, could have a material adverse effect on our financial condition, cash flows and/or results of operations.

The production of chemicals is associated with a variety of hazards which could create significant liabilities or cause our facilities to suspend their operations.

     Our operations are subject to various hazards incident to the production of chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. These hazards, which include the risk of explosions, fires and chemical spills or releases, can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage, suspension of operations and potentially subject us to lawsuits relating to personal injury and property damages. Any such event or circumstance could have a material adverse effect on our results of operations or financial condition.

We may not be able to obtain insurance at our historical rates and our insurance coverage may not cover all claims and losses.

     We maintain insurance coverage on our properties, machines, supplies and other elements integral to our business and against certain third party litigation, environmental matters and similar events. Due to recent changes in market conditions in the insurance industry and other factors, we may not be able to secure insurance at a similar cost to what we have previously paid, if at all.

     In addition, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also might make insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. In addition, as a result of the events of September 11, 2001, insurance companies are limiting and/or excluding coverage for acts of terrorism in insurance policies. As a result, we may suffer losses from acts of terrorism that are not covered by insurance.

Terrorist activities and military and other actions could adversely affect our business.

     Uncertainty surrounding the possibility and scope of terrorist attacks in the United States and abroad, military action and other socioeconomic and political events may impact our operations in unpredictable ways, including possible effects on our business operations, customers, the markets for our products and the possibility that our chemical production facilities may become targets, or indirect casualties, of possible terrorist attacks. While our production facilities are under a heightened level of security, this level of security may be insufficient to prevent a terrorist attack. The resulting damage would be difficult to assess, may be severe and could include loss of life and property damage. Available insurance coverage may not be sufficient to cover all of the damage incurred or may be prohibitively expensive. In addition, some of our production and other facilities are located at sites where our neighbors may be potential targets of terrorist attacks. The resulting collateral damage may be significant and substantial.

We are subject to risks relating to our foreign operations.

     We have significant manufacturing and sales activities outside of the U.S. and we also export products from the U.S. to various foreign countries. These international operations and exports to foreign markets make us subject to a number of risks such as: currency exchange rate fluctuations; foreign economic conditions; trade barriers; exchange controls; national and regional labor strikes; political instability; risks of increases in duties; taxes; governmental royalties; war; and changes in laws and policies governing operations of foreign-based companies. The occurrence of any one or a combination of these factors may increase our costs or have other negative effects on us.

The seasonal nature of the environmental services business could increase our costs or have other negative effects.

     Within our performance products segment, the environmental services business has higher volumes in the second and third quarters of the year, owing to higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The degree of seasonal peaks and declines in the volumes of our environmental services business could increase our costs, negatively impact our manufacturing efficiency, or have other negative effects on our operations or financial performance.

Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditure; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

     The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Commission, have required, and will require, changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In addition, should we list our common stock on a national securities exchange or the Nasdaq National Market, we will be subject to additional requirements. In the event that we are unable to achieve compliance with the Sarbanes-Oxley Act and related rules, or the rules of any national securities exchange or the Nasdaq National Market, as applicable should we list our common stock, this may have a material adverse effect on us.

     In addition, we also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

We are dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a limited number of locations. If a catastrophe were to occur at one or more of those locations, it could have a material adverse effect on our business.

     Our business is dependent on certain critical systems, which support various aspects of our operations, from our computer network to our billing and customer service systems. The hardware supporting a large number of such systems is housed in a small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on our business. While we believe that we maintain reasonable disaster recovery programs, there can be no assurance that, despite these efforts, any disaster recovery, security and service continuity protection measures we have or may take in the future will be sufficient.

     In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our operations. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our computer systems.

Risks Related to Our Common Stock

The market price of our common stock is subject to volatility as well as trends in our industries.

     We recently emerged from Chapter 11 and the current market price of our common stock may not be indicative of prices that will prevail in the future. The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases and our competitors' earnings releases, announcements of technological innovations that impact our products, customers, competitors or markets, changes in financial estimates by securities analysts, business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industries, governmental legislation or regulation, as well as general economic and market conditions, such as recessions. In addition, in the short period since the issuance of our common stock on the Effective Date, the price of our common stock has been somewhat volatile and remains subject to volatility.

     Trends in the industries in which we compete are likely to have a corresponding impact on the price of our common stock. Specifically, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations at any of

DaimlerChrysler, Ford or General Motors, or at certain of our manufacturing plants, could have a material adverse impact on the results of our manufacturing segment. In addition, in the appliance and electronic and industrial markets, risks include softening of appliance demand, continued price pressure from major customers and continued competition from lower-cost Asian sources. For our performance products business, continued weakness in the pulp and paper, electronics or chemical processing industries could have an adverse effect on our results of operations. In our communications segment, a loss of key contracts with current customers and vendors in addition to weakness in economic conditions in the communications market and competitive pricing driven by overcapacity could have a material adverse effect on the price of our stock.

Sales of large amounts of our common stock, or the perception that large sales could occur, may depress our stock price.

     On the Effective Date, we issued an aggregate of 10,000,000 shares of our common stock to former holders of our debt securities and other claimants. These shares represented all of our outstanding common stock as of the Effective Date and may be sold at any time, subject to compliance with applicable law, including the Securities Act, and certain provisions of our certificate of incorporation, bylaws and the Registration Rights Agreement.

     Sales in the public market of large blocks of shares of our common stock acquired pursuant to the Plan could lower our stock price and impair our ability to raise funds in future stock offerings.

We may in the future seek to raise funds through equity offerings, or there may be other events which would have a dilutive effect on our common stock.

     In the future we may determine to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. In any such case, the result would ultimately be dilutive to our common stock by increasing the number of shares outstanding.

     In addition, if options or warrants to purchase our common stock are exercised or other equity interests are granted under our management and directors incentive plan or under other plans adopted in the future, such equity interests will also have a dilutive effect on our common stock. Additional shares of our common stock and additional warrants may be issued pursuant to the Plan to certain claimants, subject to the resolution of certain claims.

     In the event that the holders of California Tort Claims (as defined in the Plan) prevail on their asserted claims against us and our insurance does not cover such claims, stock and warrants would be issued to holders of such claims and dilution of any outstanding shares of our common stock would occur. Although we believe we have meritorious defenses to the California Tort Claims and, if our insurance covers this liability, that we have sufficient insurance coverage to satisfy any liquidated amounts relating to such claims, there can be no assurance this will be the case.

     Under the Plan, holders of California Tort Claims, to the extent they are determined to hold allowable claims not covered by insurance, will receive additional shares of our common stock and warrants beyond those reserved for general unsecured creditors, in an amount that will provide the same percentage recovery as received by general unsecured creditors.

     We cannot predict the effect any such dilution may have on the price of our common stock.

We may be unable to list our stock on a national securities exchange or the Nasdaq National Market.

     We are currently traded on the Over the Counter Bulletin Board. We are currently reviewing the possibility of listing our common stock on a national securities exchange or the Nasdaq National Market. Despite our efforts, we may not be able to meet the applicable listing requirements of any national securities exchange or the Nasdaq National Market and, therefore, our common stock may not become listed on a national securities exchange or the Nasdaq National Market. If our stock is not traded through a market system, it may not be liquid and we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations on favorable terms or at all.

We do not expect to pay regular dividends on our common stock in the foreseeable future.

     We do not expect to pay regular dividends on our common stock in the foreseeable future. The payment of any dividends by us in the future will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, capital requirements, and general financial condition. In addition, under Delaware law, unless a corporation has available surplus or earnings it cannot declare or pay dividends on its capital stock.

     Furthermore, the terms of our Revolving Credit Facility impose limitations on the payment of dividends to us by our subsidiaries and the distribution of earnings or making of other payments to us by our subsidiaries, which consequently limits amounts available for us to pay dividends on our common stock. Additionally, the Revolving Credit Facility and the Senior Term Loan Credit Agreement directly limit our ability to pay dividends on our common stock. The terms of any future indebtedness of our subsidiaries may generally restrict the ability of some of our subsidiaries to distribute earnings or make other payments to us.

Certain transfer restrictions on our common stock imposed by our charter may inhibit market activity in our common stock.

     Our common stock is subject to certain transfer restrictions imposed by our charter. These restrictions generally prohibit the following transfers of our equity securities without the prior written consent of our board of directors, which consent can be withheld only if our board of directors, in its sole discretion, determines that the transfer creates a material risk of limiting certain tax benefits: (i) transfers to a person (including any group of persons making a coordinated acquisition) who beneficially owns, or would beneficially own after the transfer, more than 4.75 percent of the total value of our outstanding equity securities, to the extent that the transfer would increase such person's beneficial ownership above 4.75 percent of the total value of our outstanding equity securities and (ii) transfers by a person (or group of persons having made a coordinated acquisition) who beneficially owns more than
4.75 percent of the total value of our outstanding equity securities. The restrictions are not applicable to transfers pursuant to a tender offer to purchase 100 percent of our common stock for cash or marketable securities so long as such tender offer results in the tender of at least 50 percent of our common stock then outstanding. The restrictions begin only at such time that 25 percent of the our common stock has been transferred, for tax purposes (which generally takes into consideration only transfers to or from shareholders who beneficially own 5 percent of the value of our common stock), and will remain in effect until the earlier of: (i) the second anniversary of the Effective Date or
(ii) such date as the board of directors determines, in its sole discretion, that such restrictions are no longer necessary to protect tax benefits. These transfer restrictions may inhibit market activity in our common stock.

Some provisions of the agreements governing our indebtedness, certain provisions of our certificate of incorporation and Delaware law could discourage acquisition proposals or delay a change in control that would be beneficial to our stockholders.

     We may, under some circumstances involving a change of control, be obligated to offer to repay substantially all of our outstanding indebtedness, and repay other indebtedness (including our Revolving Credit Facility and senior term debt). We cannot assure you that we will have available financial resources necessary to repay this indebtedness in those circumstances.

     If we cannot repay this indebtedness in the event of a change of control, the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness. The threat of this default could have the effect of delaying or preventing transactions involving a change of control of GenTek, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they may deem to be in their best interest.

     Certain provisions of our certificate of incorporation, including the provision restricting transfer of shares in order to assist in the preservation of certain tax benefits, may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult transactions involving a change of control of GenTek.

Item 2. Properties.

     The Company operates over 75 manufacturing and production facilities located in the United States, Canada, Australia, China, Germany, Great Britain, India and Mexico. The Company's headquarters are located in Parsippany, New Jersey.

     Set forth below are the locations and uses of the Company's major properties:

Location                                            Use
--------                                            ---
Manufacturing Segment
Southfield, Michigan(1)..........................   Offices
Troy, Michigan(1)................................   Production Facility and Offices
Westland, Michigan(1)............................   Production Facility
Weaverville, North Carolina(2)...................   Production Facility
Upper Sandusky, Ohio(1)..........................   Production Facility
Toledo, Ohio.....................................   Production Facility
Defiance, Ohio(2)................................   Production Facility
Perrysburg, Ohio(2)..............................   Production Facility and Offices
Mineral Wells, Texas.............................   Production Facility
Imuris, Mexico...................................   Production Facility
Juarez, Mexico(1)................................   Production Facility
Concord, Ontario(2)..............................   Production Facility
Guelph, Ontario(1)...............................   Production Facility
Scarborough, Ontario(2)..........................   Production Facility
Stouffville, Ontario(2)..........................   Production Facility

Tillsonburg, Ontario(1)..........................   Production Facility
Waterdown, Ontario...............................   Production Facility

Performance Products Segment
Hollister, California(2).........................   Production Facility and Offices
Pittsburg, California(2).........................   Production Facility
Richmond, California(2)..........................   Production Facility
Augusta, Georgia.................................   Production Facility
East St. Louis, Illinois.........................   Production Facility
Berkeley Heights, New Jersey(2)..................   Production Facility, Offices and Warehouse
Newark, New Jersey(2)............................   Production Facility
Solvay, New York(2)..............................   Production Facility
Marcus Hook, Pennsylvania(2).....................   Production Facility, Offices and Warehouse
Celina, Texas(2).................................   Production Facility
Midlothian, Texas(2).............................   Production Facility
Anacortes, Washington............................   Production Facility
Thorold, Ontario.................................   Production Facility
Valleyfield, Quebec..............................   Production Facility

Communications Segment
Centennial, Colorado(1)..........................   Offices
Sidney, Nebraska(2)..............................   Production Facility
North Bennington, Vermont(1).....................   Production Facility
Racine, Wisconsin(2).............................   Production Facility and Offices
Sydney, Australia................................   Production Facility and Offices
Cheltenham, England..............................   Production Facility and Offices
Berlin, Germany(1)...............................   Production Facility and Offices
Toluca, Mexico(1)................................   Production Facility
Shanghai, People's Republic of China.............   Production Facility
Bangalore, India.................................   Production Facility

Offices
Hampton, New Hampshire(1)........................   Offices
Parsippany, New Jersey(1)........................   Headquarters

----------
(1)  Leased.

(2)  Mortgaged as security under the Company's senior debt facilities.

Item 3. Legal Proceedings.

     The Company is involved in claims, litigation, administrative proceedings and investigations of various types, including the Sunoco Employee litigation discussed below, and certain environmental proceedings previously discussed. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations, cash flows or financial condition. See "Item 1. Business - Environmental Matters" above.

     As previously discussed, on October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors") filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases continue to be jointly administered as Case No. 02-12986 (MFW). As a result of the Debtors' commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. As of the Effective Date, the automatic stay was replaced or supplemented by the discharge injunction imposed by the Plan. Claimants against the Debtors were entitled to assert their claims in the Chapter 11 cases by filing a proof of claim, to which the Debtors were entitled to object and seek a determination from the Bankruptcy Court as to the allowability of the claim. The objection process is continuing. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. With the occurrence of the Effective Date, any liquidation of claims outside the Bankruptcy Court will be permitted only if the Bankruptcy Court agrees on motion to modify the discharge injunction. In such event, the discharge injunction will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates were addressed in the Chapter 11 cases and were or will be paid or otherwise provided for pursuant to the terms of the Plan or, where applicable, orders of the Bankruptcy Court. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Emergence Reorganization under Chapter 11 of the US Bankruptcy Code" for a further discussion of the treatment of claims.

     Sunoco Employee Litigation. In April 1998, approximately 40 employees (and their respective spouses) of the Sunoco refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against General Chemical Corporation alleging that sulfur dioxide and sulfur trioxide releases from the Company's Delaware Valley facility caused various respiratory, pulmonary and other injuries. Unspecified damages in excess of $50,000 for each plaintiff were sought. Active discovery has taken place and the cases were initially set for trial in March 2003.

     In addition, on September 24, 1999 the same attorneys that filed the April 1998 individual actions also filed a purported class action complaint against the Company, titled Whisnant vs. General Chemical Corporation, (in the Court of Common Pleas, Delaware County, Pennsylvania), on behalf of more than 1,000 current and former employees of the Sunoco Plant. The complaint alleges that releases of sulfur dioxide and sulfur trioxide caused injuries to the plaintiffs, and sought, among other things, to establish a medical monitoring fund for plaintiffs. In May 2002, the trial court denied plaintiffs' motion to certify the case to proceed as a class action. Plaintiffs filed an appeal of that decision.

     Both the individual actions and the class action proceedings were stayed as a result of the Company's Filing. The bankruptcy court lifted the automatic stay for the limited purpose of allowing the parties to consummate a settlement agreement that has been reached to resolve the individual and class action lawsuits. Pursuant to the settlement, the Company and its insurer will pay a total of $2,095,000 ($1.3 million of which will be paid by the Company's insurer) following final approval of the settlement by the trial court. The settlement received preliminary approval by the trial court and notice was sent to the class members. Class members had until January 23, 2004 to opt out of the settlement (however, such deadline has been extended); approximately 26 people have submitted opt out requests, but approximately 4 reconsidered and opted-in before the extended deadline. The settlement was finally approved by the court and will become final after the exhaustion of all appellate and termination rights, at which time payment will be made.

Richmond Litigation. Lawyers claiming to represent more than 47,000 persons have filed approximately 24 lawsuits in several counties in California state court (Alameda, Contra Costa, San Francisco superior courts), making claims against General Chemical Corporation and, in some cases, a third party arising out of a May 1, 2001 release of sulfur dioxide and sulfur trioxide from the Company's Richmond, California sulfuric acid facility. The first case was filed in 2001 and all subsequent cases were filed from March through July 2002. On May 1, 2002, a class action lawsuit arising out of the same facts was also filed. Some of the complaints also allege damages arising out of a separate alleged release of sulfur trioxide from the Richmond facility on November 29, 2001. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages. The Company filed a petition for coordination to consolidate all of the state court cases before a single judge, which was tentatively granted, but the Company filed its bankruptcy petition before the final order was entered. The state court cases were stayed as a result of the Filing.

     Approximately 73,000 proofs of claim were submitted in the bankruptcy proceedings on behalf of the Richmond claimants, seeking damages for the May 1, 2001 and/or November 29, 2001 releases. A preliminary review of the claimant list indicates that the claimants include most of the plaintiffs in the state court cases, plus several thousand duplicates and some additional claimants. In addition, one class proof of claim was submitted. A motion for class certification was filed but the motion was later withdrawn. The Company filed a motion to lift the automatic stay and discharge injunction to allow liquidation of the claims to proceed in California State Court. That motion was granted upon stipulation of the parties, and the action is proceeding in California State Court.

     Any recovery by the plaintiffs in these lawsuits will be limited as provided in the Plan. Pursuant to the terms of the Plan, GenTek could be required to issue new shares of common stock and Tranche A, B and C Warrants in accordance with the terms of the Plan to the extent insurance is not available to cover any allowed amount of such claim.

     Other Claims. The Company is subject to various other claims and legal actions that arise in the ordinary course of business. Claims and legal actions against the Debtors that existed as of the date of the Filing are subject to the automatic stay and/or discharge injunction, and recoveries sought thereon from assets of the Debtors were dealt with in the Chapter 11 cases pursuant to the terms of the Plan or, where applicable, orders of the Bankruptcy Court.

Item 4. Submission of Matters to a Vote of Security Holders.

     No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     On November 10, 2003, both classes of our previously existing common stock were cancelled in connection with our emergence from Chapter 11 protection, and we issued new common stock. Therefore, our existing common stock has been quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol "GETI" since November 2003. As a result, the market for our common stock is new and not well developed. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The following table sets forth, for the period indicated, the high and low sale prices in dollars as quoted on the OTCBB for our existing common stock.

2003:                                             High      Low
                                                 ------   ------
November 11, 2003 through December 31, 2003...   $37.00   $34.75

     As of March 15, 2004 there were 39 stockholders of record of the Company's common stock.

     The Company's previously existing common stock was traded on the Over The Counter Bulletin Board under the symbol "GNKIQ" until November 10, 2003. There was no established public trading market for the Company's previously existing Class B Common Stock. The table below shows the high and low recorded sales prices of the Company's previously existing common stock, for each quarterly period within the last two years.

2003                                                              High     Low
----                                                             ------   ------
First Quarter.................................................   $0.022   $0.010
Second Quarter................................................   $0.036   $0.008
Third Quarter.................................................   $0.008   $0.003
October 1 through November 10, 2003...........................   $0.007   $0.003

2002
----
First Quarter.................................................   $1.970   $0.300
Second Quarter................................................   $0.470   $0.150
Third Quarter.................................................   $0.230   $0.080
Fourth Quarter................................................   $0.095   $0.015

Dividends

     No dividends were paid in 2003 or 2002. We currently intend to retain our earnings for use in the operation and expansion of our business and for debt service and, therefore, we do not anticipate paying regular cash dividends in the foreseeable future. Additionally, the Revolving Credit Facility and Senior Term Loan Credit Agreement directly limit the ability of the Company to pay cash dividends.

Equity Compensation Plan Information

     The following table gives information about our existing Common Stock that may be issued upon the exercise of options, warrants and rights under our 2003 Management and Directors Incentive Plan as of December 31, 2003.

----------------------------------------------------------------------------------------------------
                                               Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------
                                                                               Number of Securities
                                                                             remaining available for
                                                                              future issuance under
                            Number of Securities to     Weighted average       equity compensation
                            be issued upon exercise     exercise price of        plans (excluding
                            of outstanding options,   outstanding options,   securities reflected in
                              warrants and rights      warrants and rights         column (a))
Plan Category                         (a)                      (b)                     (c)
----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                   0                                                      0
holders
----------------------------------------------------------------------------------------------------
Equity compensation plans              0(1)                                           1,000,000
not approved by security
holders
----------------------------------------------------------------------------------------------------
Total                                  0                                              1,000,000
----------------------------------------------------------------------------------------------------

----------
(1) Available for issuance under the 2003 Management and Directors Incentive Plan. This plan was approved by the bankruptcy court and became effective on November 10, 2003 concurrent with the effective date of the Plan of Reorganization. As of December 31, 2003, no awards had been granted under the plan.

2003 Management and Directors Incentive Plan

Pursuant to the Company's 2003 Management and Directors Incentive Plan, employees and directors of the Company and its subsidiaries may be granted stock options, restricted stock, stock appreciation rights, restricted stock, performance share awards, dividend equivalent rights or any other stock-based awards. The compensation committee of the Board has the authority to select participants and determine grants of awards. The maximum number of shares with respect to which any awards may be granted during a calendar year to any participant is 100,000. Upon a "change in control" of the company, unless otherwise determined by the compensation committee, each outstanding award shall automatically become fully exercisable. The Board may, at any time, amend or discontinue the plan and the compensation committee may, at any time, amend or cancel any outstanding award or provide substitute awards in accordance with the plan, provided that such action does not adversely affect the participant. The term of the Plan is 10 years.

Item 6. Selected Financial Data.

     Certain of GenTek's businesses were formerly part of the businesses of The General Chemical Group Inc. (GCG). On April 30, 1999, GCG separated the GenTek business from GCG's soda ash and calcium chloride industrial chemicals business through a spin-off, by transferring the GenTek business to GenTek, and distributing the common stock of GenTek to GCG's shareholders. Since the spin-off, GenTek has been a separate, stand-alone company which operates through its subsidiaries.

     The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company's post-emergence financial statements ("Successor") will not be comparable with its pre-emergence financial statements ("Predecessor").

                                      Successor
                                       Company                              Predecessor Company
                                    ------------  --------------------------------------------------------------------------
                                    Period Ended  Period Ended                      Years Ended December 31,
                                    December 31,  November 10,     ---------------------------------------------------------
                                        2003          2003            2002            2001            2000           1999
                                    ------------  ------------     ----------      ----------      ----------     ----------
                                                                    (In thousands, except per share data)
Statement of Operations Data:
Net revenues .....................   $  142,195      $ 956,895     $1,128,533      $1,244,420      $1,414,187     $1,032,925
Restructuring and impairment
   charges........................        1,047         28,824         78,238         187,417              --             --
Operating profit (loss) ..........        5,323         26,069        (25,071)       (172,746)(1)     159,291(2)     115,087(3)
Interest expense .................        2,685          1,637         60,135          74,980          74,948         45,979
Income (loss) from continuing
   operations (4).................        1,092        494,392(5)    (199,524)(5)    (170,844)(1)      50,241(2)      35,033(3)
Income from discontinued
   operations.....................           --             --             --              --              --          1,006
Net income (loss) (4)(6) .........   $    1,092      $ 494,392(5)  $ (360,649)(5)  $ (170,844)(1)  $   50,241(2)  $   31,100(3)

Per Share:
Income (loss) from continuing
   operations--basic (4) .........   $     0.11      $   19.34(5)  $    (7.82)(5)  $    (6.72)(1)  $     2.04(2)  $     1.67(3)
Income (loss) from continuing
   operations--diluted (4) .......         0.11          19.34(5)       (7.82)(5)       (6.72)(1)        1.99(2)        1.64(3)
Net income (loss)--
   basic (4)(6) ..................         0.11          19.34(5)      (14.13)(5)       (6.72)(1)        2.04(2)        1.48(3)
Net income (loss)--
   diluted (4)(6) ................         0.11          19.34(5)      (14.13)(5)       (6.72)(1)        1.99(2)        1.45(3)
Dividends (7) ....................           --             --             --            0.15            0.20           0.20

Other Data:
Capital expenditures .............   $   10,552      $  30,564     $   52,440      $   77,778      $   81,298     $   47,323
Depreciation and amortization ....        6,703         37,397         47,903          68,317          68,973         54,222

Balance Sheet Data
   (at end of period):
Cash and cash equivalents ........   $   60,121                    $  133,030      $    9,205      $    4,459     $   20,687
Total assets .....................    1,066,809                       956,985       1,164,843       1,350,722      1,254,866
Long-term debt (including current
   portion).......................      263,814                       939,529         832,426         818,812        724,115
Total equity (deficit) ...........      278,787                      (510,321)       (142,337)         47,658         56,403

----------
(1) Includes charges of $60.0 million ($36.3 million after tax or $1.43 per share), principally related to provisions for obsolete and exce ss inventory and loss provisions for accounts receivable.
(2) Includes a charge of $5.8 million ($3.5 million after tax or $0.14 per share) for purchased in-process research and development.
(3) Includes a charge of $6.2 million ($3.7 million after tax or $0.17 per share) primarily related to the spinoff.
(4) Includes a decrease to the deferred tax asset valuation allowance of $142.7 million ($14.27 per share) in 2003, an increase to the deferred tax asset valuation allowance of $142.8 million ($5.59 per share) in 2002 to record a valuation allowance for the Company's net domestic deferred tax assets and, in 2000, a charge of $2.8 million ($0.11 per share) to revalue certain deferred tax assets in Germany.
(5) Includes reorganization items of $411.8 million ($16.11 per share) of income for the period ended November 10, 2003 and $11.6 million ($0.46 per share) of expense in 2002.
(6) Includes the cumulative effect of a change in accounting principle of $161.1 million ($6.31 per share) in 2002 and extraordinary losses net of tax of $4.9 million ($0.23 per share), related to the early retirement of certain indebtedness in 1999.
(7) During the fourth quarter of 2001, the Company suspended the payment of quarterly dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following section should be read in conjunction with the consolidated financial statements and the notes indicated elsewhere in this Annual Report. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than statements of historical facts, included in this Annual Report may constitute forward-looking statements. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that these assumptions and expectations will prove to have been correct. Important factors that could cause actual results to differ from these expectations are disclosed in this Annual Report and include various risks, uncertainties and assumptions. Such factors include, but are not limited to, those set forth in the section of this annual report captioned "Business Risk Factors".

     Management's Discussion and Analysis of Financial Condition and Results of operations contains non GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Included in Item 7. Reconciliation of Non-GAAP Financial Measures is a reconciliation statement of operations data for the full year 2003 to the Predecessor Company and Successor Company statements of operations for the periods ended November 10, 2003 and December 31, 2003, respectively. Management believes that this information is the most relevant and useful formation for making comparisons to the period ended December 31, 2002. References to the full year 2003 throughout this Discussion refer to the above mentioned information.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

Recent Development

     On March 25, 2004, the Company announced that it signed a definitive agreement to sell its KRONE communications business to ADC Telecommunications, Inc. (ADC). Under the terms of the agreement, the Company will receive total consideration of approximately $350 million, consisting of $291 million in cash and the assumption by ADC of approximately $59 million of pension and employee-related liabilities. The transaction is expected to close within 90 days of the announcement and is subject to customary conditions including regulatory and other approvals.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

     On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases were jointly administered as Case No. 02-12986 (MFW).

     As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. During the Chapter 11 case, the Debtors operated their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they were permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, were subject to approval by the Bankruptcy Court.

     On December 10, 2002, Noma Company sought and obtained from the Ontario Superior Court of Justice, Canada (the "Ontario Court"), an initial order pursuant to section 18.6 of the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended (CCAA), recognizing the Filing and granting Noma Company, among other things, a stay against claims, proceedings and the exercise of any contractual rights against it or its property in Canada, and recognizing various orders granted by the Bankruptcy Court.

     The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its pre-petition senior credit facility. The protection afforded by Chapter 11 allowed the Debtors to continue to serve their customers and preserve the value of their businesses, while they reorganized and worked to develop and implement a strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

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

     During the Chapter 11 process, the Company's available cash and continued cash flow from operations were adequate to fund ongoing operations and meet obligations to customers, vendors and employees in the ordinary course of business. Further, in order to augment its financial flexibility during the Chapter 11 process, in March 2003, the Company entered into a debtor-in-possession credit facility with certain members of its pre-petition bank syndicate. This facility enabled the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and provided the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility expired on the Effective Date and was replaced by the Revolving Credit Facility.

     As a general rule, all of the Debtors' contracts and leases continued in effect in accordance with their terms notwithstanding the Filing, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provided the Debtors with the opportunity to reject any executory contracts or unexpired leases that were burdensome or assume any contracts or leases that were favorable or otherwise necessary to their business operations. In the event of a rejection of an executory contract or unexpired lease by the Debtors, the affected parties were provided a period of time within which to file rejection damage claims, which were considered to be pre-petition general unsecured claims. As a condition to assumption of an executory contract or unexpired lease, the Debtors were required to cure defaults under such agreements, including, without limitation, payment of any amounts due and owing.

Certain executory contracts and unexpired leases were rejected by the Debtors during the course of the bankruptcy proceedings.

     On June 30, 2003, the Debtors filed with the Court their first proposed joint plan of reorganization, together with the related disclosure statement. Subsequently, on August 21, 2003, the Debtors filed with the Court their second proposed joint plan of reorganization (the "Second Proposed Plan of Reorganization"), together with the related disclosure statement (the "Second Proposed Disclosure Statement"). A hearing to consider the adequacy of the Second Proposed Disclosure Statement was held on August 25, 2003. At the hearing, the Debtors announced additional revisions to the Second Proposed Plan of Reorganization (as modified, the "Plan of Reorganization") and the Second Proposed Disclosure Statement (as modified, the "Disclosure Statement") and agreed to work with certain parties in interest to resolve remaining issues as to the adequacy of the Disclosure Statement. Upon certification of counsel as to the resolution of such issues, the Court, on August 27, 2003, entered an order approving the Disclosure Statement, as revised, and authorizing the Company to begin soliciting votes with respect to the Plan of Reorganization, as revised, from those of its creditors who were entitled to vote. On August 28, 2003, the Debtors filed a revised version of the Plan of Reorganization (the "Final Plan of Reorganization") and a revised version of the Disclosure Statement, each reflecting the additional revisions announced at the hearing on August 25, 2003 and those subsequently made in resolution of the remaining issues.

     The solicitation process commenced on September 3, 2003, when the Debtors mailed the solicitation packages, and concluded on September 30, 2003. The Final Plan of Reorganization was accepted by all but one of the voting classes. On October 3, 2003, the Debtors filed a first modification to the Final Plan of Reorganization (the "Modification"). The confirmation hearing was subsequently held on October 7, 2003, and the Bankruptcy Court on that date entered an order confirming the Final Plan of Reorganization, as modified on October 3, 2003 (the Final Plan of Reorganization as so modified and confirmed, the "Confirmed Plan"). The Confirmed Plan became effective in accordance with its terms on November 10, 2003.

     The Confirmed Plan provides that, in full satisfaction of their allowable claims: (i) the holders of existing secured claims under the Company's pre-petition credit facility (excluding the tranche in which Noma Company is a borrower to the extent such holders were secured by Noma) initially received approximately 81 percent of the common stock of the reorganized Company (the "Reorganized Company"), $60 million in cash (reduced by certain payments) and $216.5 million principal amount of senior term notes issued by the Reorganized Company; (ii) holders of existing secured claims under the term loan facility to Noma Company under the Company's pre-petition credit facility received approximately 13 percent of the common stock of the Reorganized Company and $33.5 million principal amount of senior term notes issued by the Reorganized Company; (iii) holders of general unsecured claims and trade vendor claims who elected to receive equity in the Reorganized Company on account of their claims received a pro rata distribution of up to approximately 2 percent, in the aggregate, of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (iv) holders of general unsecured claims and trade vendor claims that elected not to receive equity of the Reorganized Company received an amount in cash equal to the lesser of (A) 6 percent of each such holder's allowed claim or (B) each such holder's pro rata share of $5 million; (v) holders of unsecured claims relating to the Company's existing bonds received approximately 4 percent of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (vi) upon the liquidation of their disputed claims, holders of California Tort Claims (as defined in the Confirmed
Plan), to the extent they are determined to hold allowable claims, will receive the same treatment of any uninsured portion of their claims (excluding any portion of such claims attributable to noncompensatory damages) as they would have received had such claims been classified as general unsecured claims (except that such holders will not be entitled to elect cash instead of equity); (vii) upon the ratification and consummation of a proposed settlement, holders of Pennsylvania Tort Claims (as defined in the Confirmed
Plan) will receive, through their class representative, an aggregate distribution of $120,000 in cash, a note in the principal amount of $675,000, and a payment from the Debtors' insurer (although the settlement is expected to be ratified and consummated, if the settlement fails, the holders of the Pennsylvania Tort Claims will be treated like California Tort Claims upon liquidation of the Claims); and (viii) holders of claims described in subsections (i), (iii), (iv), (v) and (vi) above will be entitled to receive a portion of any amounts recovered by a preference claim litigation trust created pursuant to the Confirmed Plan. In addition to the foregoing, the Confirmed Plan provides that administrative expense claims, priority claims, convenience claims, a secured claim of the Company against Noma Company in the amount of approximately $5.7 million and certain other secured claims, are to be paid in full. Furthermore, the Confirmed Plan provides for the cancellation of all then outstanding shares of common stock of the Company without any distribution to be made to the holders of such shares.

     The Confirmed Plan also provides for, among other things, the amendment of our charter and bylaws, the replacement of our board of directors, the implementation of a new equity incentive plan for our directors, officers and employees, the establishment of a preference litigation trust to pursue preference claims on behalf of certain claimants, the disposition of certain executory contracts and unexpired leases, and certain releases, exculpation and indemnification protections for certain parties in interest.

     Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. A bar date of April 14, 2003 was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors have been investigated and will be resolved as part of the proceedings in the Chapter 11 cases. That process is continuing after the Effective Date. Accordingly, the ultimate number and allowed amount of such claims are not presently known but the recovery terms of each such allowed claim is set forth in the Confirmed Plan.

     The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company's post-emergence financial statements ("Successor") will not be comparable with its pre-emergence financial statements ("Predecessor").

Overview

     We are a holding company whose subsidiaries manufacture industrial components, performance chemicals and communications products. We operate through three primary business segments: manufacturing, performance products and communications. Our products are frequently highly engineered and are important components of, or provide critical attributes to, our customers' end products or operations. We operate over 75 manufacturing and production facilities located primarily in the U.S., Canada and Mexico with additional facilities in Australia, China, Germany, Great Britain, and India. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

Manufacturing

     The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. During the last two years the Company's sales and operating profits have been adversely impacted by our major customers' efforts to reduce their costs. Pricing pressure by the "Big Three" (Ford, Chrysler and General Motors) North American auto manufacturers and Tier 1 suppliers has resulted in lower selling prices and lower volumes as our major customers have resourced business to competitors in the Far East or to their own in house facilities. Sales to the automotive market, which account for approximately 60 percent of the manufacturing segment's revenue, have declined approximately 15 percent over the last two years, due in large part to the pricing and resourcing issues discussed above. Sales and operating profit related to the appliance and electronics market have also been negatively impacted by similar pricing pressures and lower volumes. Sales to the appliance and electronics market, which account for approximately 20 percent of the manufacturing segment's revenues, have declined by approximately 29 percent over the last two years. The Company anticipates that sales in the automotive and appliance and electronics markets will decline further in 2004 versus 2003, as stable overall industry production levels are offset by additional resourcing of certain volumes by certain of our customers to competitors in the Far East. In response to these competitive pressures from offshore suppliers in the automotive and appliance and electronics markets, the manufacturing segment has taken aggressive action to improve its cost position. We have closed certain facilities, reduced headcount and other operating expenses, and outsourced production of certain less complex products to lower cost, third party manufacturers in Asia. In addition, as part of our continuing efforts to improve our competitive cost position, we expect to establish our own wire and cable assemblies production facility in Asia within the next twelve months. Sales to the industrial market, which account for approximately 20 percent of the manufacturing segment's revenues, have increased 16 percent over the two year period. The Company expects that sales in this market will remain essentially unchanged in 2004.

     Due to our dependence on the North American automotive market, production levels of the automotive OEMs, especially the Big 3, influence the manufacturing segment's sales and profitability. The North American automobile and light truck "build rate" is one commonly used indicator of such production levels. More specifically, though, the production levels of the individual engine programs that we supply impact our sales and profitability in the automotive market. Our revenues in this market are also influenced, to a lesser degree, by the North American "class 8" heavy truck build rate. In the appliance and electronic market, shipments of household appliances are one indicator of overall industry production levels.

     Profitability in our manufacturing segment can be influenced by a number of factors, including: production levels at our individual manufacturing facilities, as well as the volume and consistency of production levels at our customers' manufacturing facilities; demands from our customers to reduce the prices of our products; the prices we pay for key raw materials such as steel; and transportation costs.

Performance Products

     The performance products segment provides a broad range of value-added chemical products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. Sales to the environmental services and chemical processing markets, which account for approximately 65 percent of the performance products segment's revenues, have declined approximately 7 percent over the last two years. This decrease is principally due to the Company's decision to exit its process additives product line through the formation of its joint venture with Esseco S.p.A. and lower sales volume and unfavorable sales mix in the sulfuric acid regeneration and water chemical product lines. The Company anticipates that sales to the environmental services and chemical processing markets will decline by approximately 15 percent in 2004 as a result of the full year impact of the Esseco joint venture and the Company's decision to close operations at the South Plant of its Delaware Valley Works. Over the past two years, sales of the affected products at the South Plant averaged approximately $50 million annually. Over the next several years, we expect the operating margins and cash flow of our environmental services businesses to improve as a result of these restructuring actions. Sales to the pharmaceutical and personal care market, which account for approximately 20 percent of the performance products segment's revenue, declined by approximately 12 percent over the last two years, the majority of which decline occurred in 2003 as a result of the Company's sale of its antacid product line. The Company anticipates sales to this market in the year 2004 will approximate the year 2003 level. Sales to the technology market, which account for approximately 10 percent of the performance products segment's revenues, have declined by approximately 5 percent during the two year period. The Company anticipates that sales into this market will grow by approximately 10 percent in 2004 due mainly to the emerging recovery in the North American microelectronics industry. The profitability of our performance products segment has also been negatively impacted in recent years by cyclically high raw material prices. While we believe that some of this price pressure will subside in future periods, we cannot be certain of the timing or magnitude of any such price decreases.

     In the environmental services market, our revenues are derived principally from the sale of sulfuric acid regeneration services to large oil refineries on the West Coast of the United States and from the sale of water treatment chemicals to municipalities. In the chemical processing market, our revenues are principally derived from the sale of water treatment chemicals, sulfuric acid and sodium nitrite which are used in the manufacture of paper, dyes, pigments, fertilizers as well as many other products. In the pharmaceutical and personal care market, GenTek's revenues and profitability are driven by sales of active ingredients to manufacturers of antiperspirants, with such manufacturers' production levels influenced by antiperspirant market share trends and new product introductions. Our sales in the technology market are influenced by North American production levels of semiconductor devices.

     Profitability in our performance products segment can be influenced by a number of factors, including: competitive market conditions; production levels at our individual manufacturing facilities; energy costs, including the prices of natural gas and electricity; the prices we pay for our key raw materials, including sulfur, bauxite, hydrate and zirconium-based products; and transportation costs.

Communications

     The communications segment is a provider of products, systems and services to the global markets for telecommunications and data networking equipment and services, and in particular, the public telecom and private enterprise network markets. Beginning in 2001, the telecommunications market experienced a significant downturn. This trend continued during 2002 and 2003. This downturn reflected the general economic slowdown as well as deferred capital spending and reduced equipment purchases by many of our customers. As a result, our revenues and operating performance have been adversely affected during this period. Our revenues declined by 17 percent over the last two years. Operating income for 2003 was $2 million as compared to an operating loss of $119 million for 2001.

This increase is principally due to a $78 million restructuring and impairment charge; a $20 million provision for obsolete inventory; and a $20 million loss provision for accounts receivable all recorded during 2001. In response to these market conditions the Company has continued to reduce its operating expenses through restructuring actions. These actions resulted in restructuring and asset impairment charges of $78 million and $5 million during 2002 and 2003, respectively. Excluding the impact of a $2 million loss provision for accounts receivable recorded in 2001, the Company has reduced its selling, general and administrative expense by 27 percent from the year 2001 levels. During the prolonged downturn the Company has continued to focus on reducing its cost structure and expects to achieve sustained profitability during 2004.

Results of Operations

     The following table sets forth certain line items from our Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated. As previously discussed, the Company emerged from Chapter 11 and adopted fresh start accounting on November 10, 2003. As a result of the application of fresh start accounting, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements.

                                                               Years Ended December 31,
                                                  ------------------------------------------------
                                                        2003             2002             2001
                                                  --------------   --------------   --------------
Net revenues ..................................   $1,099.1   100%  $1,128.5   100%  $1,244.4   100%
Cost of sales .................................      868.7    79      899.2    80      993.9    80
Selling, general and administrative expense ...      169.1    15      176.2    16      235.8    19
Restructuring and impairment charges ..........       29.9     3       78.2     7      187.4    15
                                                  --------   ---   --------   ---   --------   ---
   Operating profit (loss) ....................       31.4     3      (25.1)   (3)    (172.7)  (14)

Interest expense ..............................        4.3    --       60.1     5       75.0     6
Interest income ...............................        1.2    --        2.1    --        1.2    --
Reorganization items ..........................     (411.8)  (37)      11.6     1         --    --
Other (income), net ...........................       (4.0)   --       (1.8)   --       (0.8)   --
Income tax provision (benefit) ................      (51.4)   (5)     106.6     9      (74.9)   (6)
                                                  --------   ---   --------   ---   --------   ---
   Income (loss) before cumulative effect
      of a change in accounting principle .....   $  495.5    45%  $ (199.5)  (18)% $ (170.8)  (14)%

2003 Compared with 2002

     Net revenues were $1,099 million for the year 2003 compared with $1,129 million for the prior year. This decrease was due to lower sales in the manufacturing and performance products segments, partially offset by higher sales in the communications segment. Lower volumes with certain major customers as a result of lower North American automotive build rates accounted for approximately $26 million of the decrease in the manufacturing segment. In addition, manufacturing segment revenues were negatively impacted by approximately $26 million as a result of certain customers resourcing business away from the Company to competitors in the Far East or to their own production facilities. The decrease in revenues in the performance products segment is principally due to lower sales in the pharmaceutical and personal care market, the technology market, and water chemical product lines of $9 million, $5 million, and $4 million, respectively. The sale of the Company's antacid product line accounted for $7 million of the decrease in the pharmaceutical and personal care market with the remainder of the decrease being principally related to lower price reflecting competitive pressures in the

Company's antiperspirant actives product line. Increased revenues in the communications segment were almost entirely related to the impact of exchange rate fluctuations (namely the Euro and Australian dollar) on the translation of the segment's reportable revenues.

     Gross profit of $230 million for the year 2003 was comparable to the prior year level, with higher gross profit in the communications segment of $19 million being partially offset by lower gross profit in the manufacturing and performance products segments of $13 million and $5 million, respectively. Approximately $11 million of the increase in gross profit in the communications segment can be attributed to the impact of the aforementioned exchange rate fluctuations on the segment's reported gross profit. In addition, gross profit in the communications segment was favorably impacted by the effects of the Company's recent cost reduction program. Partially offsetting these increases was the sale of finished goods inventory carried at fair value rather than manufactured cost as a result of fresh start accounting, which negatively impacted gross profit by $2 million. The decrease in gross profit in the performance products segment can be attributed to higher energy and raw material pricing totaling $5 million, and the unfavorable impact of the previously mentioned decreases in sales and unfavorable pricing in antiperspirant actives of $8 million and $2 million, respectively. Additionally, the aforementioned sale of finished goods inventory carried at fair value negatively impacted gross profit by $1 million. These decreases were partially offset by higher spending during the first six months of 2002 related to the extensive repair of two boilers and other production equipment and a loss of production at one of the Company's facilities totaling $8 million. The above mentioned lower sales volume in the manufacturing segment accounted for approximately $7 million of the decrease in gross profit in this segment. In addition, gross profit in the manufacturing segment was negatively impacted by $8 million of unfavorable pricing, $3 million of manufacturing inefficiencies in the company's industrial wire and cable business and $1 million due to the aforementioned sale of finished goods inventory carried at fair value, partially offset by the favorable impact of the Company's cost reduction program.

     Selling, general and administrative expense was $169 million for the year 2003 as compared with $176 million for 2002. This decrease is attributable to lower spending of $16 million across all segments, partially offset by the unfavorable impact of exchange rate fluctuations of $9 million on the communication's segment reported expenses.

     Restructuring and impairment charges were $30 million for 2003 as compared with $78 million for 2002. During 2003, the Company announced a plan to wind down and close operations at the South Plant of the Delaware Valley Works which is included in the performance products segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $25 million to reduce the carrying value of the fixed assets at this facility to estimated fair value, which was determined based upon a number of factors, including an independent appraisal.

     The Company's restructuring actions during 2003 consist principally of exiting a facility and a workforce reduction in its communications segment and two plant closures in its performance products segment. During 2003, the Company recorded restructuring charges of $5 million principally related to employee termination costs. The Company expects to substantially complete implementation of its 2003 restructuring actions by the second quarter of 2004. The reduction in costs from the closure of the South Plant of the Delaware Valley Works will be offset approximately by the resulting reduction in revenues and related gross profit. Over the past three years, sales of the affected products averaged approximately $50 million annually. GenTek expects restructuring actions other than those related to the South Plant will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $4 million. The Company began to realize these reductions in the fourth quarter of fiscal year 2003. The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions.

     Operating income was $31 million for 2003 as compared with an operating loss of $25 million for the prior year. This improvement was principally due to the above-mentioned decrease in restructuring and impairment charges and lower selling, general and administrative expense.

     Interest expense for the year 2003 was $56 million lower than the prior year level. This decrease was due to the fact that no interest expense was recorded during 2003 on the Company's pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy which have been treated for accounting purposes as reductions in principal. As such, the 2003 results include no interest expense in those facilities for the period from January 1, 2003 through November 10, 2003. Interest expense for the Company's new Senior Term Loan Credit Agreement and its new Revolving Credit Facility was $2 million for the period from emergence on November 10, 2003 through December 31, 2003.

     Reorganization items for the year 2003 totaled $412 million of income as compared to $12 million of expense for 2002. Reorganization items for 2003 include income from the discharge of indebtedness of $381 million and fresh start accounting adjustments of $104 million, partially offset by expenses associated with the Company's reorganization under Chapter 11 of $73 million. Expenses associated with the Company's reorganization include professional fees, employee retention costs, and write off of unamortized debt issuance costs.

     Income tax benefit for the year 2003 was $51 million versus income tax expense for 2002 of $107 million. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax planning strategies, the Company concluded that it was more likely than not that it would not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $143 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. On November 10, 2003, the Company emerged from Chapter 11 and recorded income of $381 million related to the discharge of indebtedness. The Company recorded tax expense of $74 million on this income, which represents a non-cash charge related to a reduction in the value of the Company's tax basis in its assets as required by the Internal Revenue Code which will effectively increase the Company's taxable income over the next several years. As a result of this discharge of indebtedness the Company will have significantly lower interest expense in future periods, and based upon projections of the Company's future domestic taxable income, the Company concluded that it is more likely than not it now will be able to realize its domestic net deferred tax assets. Accordingly, during the fourth quarter of 2003 the Company recorded a decrease in its valuation allowance of $138 million effectively restoring the carrying value of its domestic net deferred tax asset.

2002 Compared with 2001

     Net revenues were $1,129 million for the year 2002 compared with $1,244 million for 2001. This decrease was principally due to a decrease in sales of $111 million in the communications segment as a result of lower volumes and pricing pressures, principally driven by a weakness in demand for the Company's public and private network products and services in the North American market of $51 million and in the European market of $56 million. Sales in the performance products segment decreased $4 million due to lower sales in the environmental services and chemical processing markets of $8 million, partially offset by higher sales in the pharmaceutical and personal care market of $3 million and the technology market of $3 million. Sales in the manufacturing segment decreased $1 million as the result of lower sales in the appliance and electronic market of $11 million and the automotive services market of $12 million, partially offset by higher sales in the industrial market of $13 million and the automotive market of $9 million.

     Gross profit of $229 million in 2002 was $21 million below the prior year level. This decrease was principally due to lower gross profit in the communications segment reflecting the aforementioned sales decreases and pricing pressures and costs associated with the expedited repair of two boilers and other production equipment and a loss of production at one of the Company's performance products facilities of $8 million, partially offset by a $31 million charge to cost of sales recorded during 2001 primarily due to obsolete and excess inventory, discontinued products and fixed asset write-offs, and decreased goodwill amortization and depreciation expense of $20 million.

     Selling, general and administrative expense was $176 million for 2002 as compared with $236 million for 2001. This decrease is the result of a $29 million charge the Company recorded in 2001 principally due to a loss provision for accounts receivable and lower expenses of $35 million in the communications segment reflecting the impact of the Company's restructuring programs, which included the closure of two non-core research and development facilities in 2001. The loss provision for accounts receivable was principally related to customers who filed for bankruptcy or whose financial condition indicated that payment was doubtful.

     During 2002, the Company initiated a restructuring program to reduce its workforce in its communications segment, and recorded charges of approximately $13 million primarily related to employee termination costs. In 2001, we recorded charges of $37 million for the 2001 restructuring program.

     The Company experienced significant declines in its communications businesses resulting in operating losses for several business units in 2002. During 2002, the Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the market served by these operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter of 2002, the Company recorded non-cash impairment charges totaling $22 million primarily related to fixed assets at two manufacturing facilities in the communications segment. In the third quarter of 2002, the Company recorded non-cash impairment charges totaling $42 million primarily related to fixed assets in the Company's connectivity products business in the communications segment. The charges were due to unfavorable changes in the principal markets served by these operations. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

     Operating loss for 2002 was $25 million as compared to an operating loss of $173 million in 2001. The operating loss for 2001 includes restructuring, impairment and other charges totaling $247 million related to asset impairments, severance, plant closures, discontinuation of certain product lines and receivable and inventory write downs. The operating loss for 2002 includes restructuring and impairment charges totaling $78 million, lower depreciation expense as a result of asset impairment charges recorded in 2001 and lower amortization expense due to an accounting change related to SFAS No. 142. Excluding these factors, operating income for 2002 decreased $44 million versus the prior year principally due to the lower sales volume in the communications segment, unfavorable performance in the performance products segment due to costs associated with the expedited repair of two boilers and other production equipment and a loss of production at one of the Company's facilities, partially offset by favorable performance in the manufacturing segment reflecting a more stable automotive production environment and the impact of the Company's restructuring program implemented in 2001, partially offset by lower prices.

     Interest expense was $60 million for the year 2002 as compared to $75 million for the prior year. This decrease was principally due to no interest expense being recorded on the Company's pre-petition senior credit facility and 11% Senior Subordinated Notes subsequent to the Company's Chapter 11 filing on October 11, 2002 and lower interest rates during the first nine months of 2002, partially offset by higher average debt balances during the first nine months of 2002 as compared to 2001. The Company made adequate protection payments to its senior creditors while in bankruptcy, which were treated for accounting purposes as reductions in principle.

     The Company recorded income tax expense of $107 million for the year 2002. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax planning strategies, the Company concluded during the second quarter of 2002 that it was more likely than not that it would not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $143 million effectively reducing the carrying value of its domestic net deferred tax assets to zero.

     The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, which resulted in a charge of $161 million (net of a tax benefit of $40 million) reported as a cumulative effect of a change in accounting principle. Please see "Recent Accounting Pronouncements".

Results of Operations by Segment

2003 Compared with 2002

                                          Years Ended
                                          December 31,
                                      -------------------
                                        2003       2002     Change
                                      --------   --------   ------
                                                (In millions)
Net Revenues:
   Manufacturing ..................   $  425.9   $  477.1   $(51.2)
   Performance Products ...........      335.9      357.4    (21.5)
   Communications .................      337.3      294.0     43.3
                                      --------   --------   ------
      Total .......................   $1,099.1   $1,128.5   $(29.4)
                                      ========   ========   ======
Operating Profit (Loss):
   Manufacturing ..................   $   37.1   $   44.8   $ (7.7)
   Performance Products ...........        0.7       28.6    (27.9)
   Communications .................        2.2      (89.5)    91.7
   Elimination/Other Corporate ....       (8.6)      (9.0)     0.4
                                      --------   --------   ------
      Total .......................   $   31.4   $  (25.1)  $ 56.5
                                      ========   ========   ======

Manufacturing Segment

     Net revenues for the manufacturing segment were $426 million for the year 2003 as compared to $477 million for 2002. Lower volumes with certain major customers as a result of lower North American automotive build rates accounted for approximately $26 million of this decrease. In addition, net revenues were negatively impacted by approximately $26 million as a result of certain customers resourcing business away from the Company to competitors in the Far East or to their own in house production facilities. Gross profit for 2003 was $75 million as compared to $88 million for 2002. The above mentioned lower sales volume accounted for approximately $7 million of this decrease. In addition, gross profits were negatively impacted by $8 million of unfavorable price, $3 million of manufacturing inefficiencies in the Company's industrial wire and cable business and $1 million due to the aforementioned sale of finished goods inventory carried at fair value partially offset by the favorable impact of the Company's cost reduction program. Selling, general and administrative expense was $38 million for 2003 compared with $43 million for 2002, principally due to lower spending and the termination of a pre-petition employee retention program. Operating income for 2003 was $37 million as compared with $45 million for 2002, principally due to the above mentioned decreases in gross profit, partially offset by the lower selling, general and administrative expenses.

Performance Products Segment

     Net revenues for the performance products segment were $336 million for the year 2003 as compared to $357 million for 2002. This decrease was principally due to lower sales in the pharmaceutical and personal care market, technology market and water chemical product line of $9 million, $5 million and $4 million, respectively. The sale of the Company's antacid product line accounted for $7 million of the decrease in the pharmaceutical and personal care market with the remainder of the decrease being principally related to lower price reflecting competitive pressures in the Company's antiperspirant actives product line. The decrease in the technology market was driven by the depressed semiconductor industry. Lower sales in the water chemical product line was principally due to lower volume and sales mix. Gross profit for 2003 was $61 million as compared with $66 million for 2002. This decrease was principally due to increases in the prices of energy and key raw materials, the impact of the above mentioned sales decreases and unfavorable pricing in antiperspirant actives of $5 million, $8 million and $2 million, respectively. Additionally, the aforementioned sale of finished goods inventory carried at fair value negatively impacted gross profit by $1 million. These decreases were partially offset by higher spending during the first six months of 2002 related to the extensive repair of two boilers and other production equipment and a loss of production at one of the Company's facilities totaling $8 million. Selling, general and administrative expenses were $34 million for 2003 as compared with $38 million for 2002. Restructuring and impairment charges for 2003 were $26 million as compared with no restructuring and impairment charges for the year 2002. During the first quarter of 2003, the Company announced a plan to wind down and close operations at the South Plant of Delaware Valley Works. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $25 million to reduce the carrying value of the fixed assets at this facility to the estimated fair value, which was determined based upon a number of factors, including an independent appraisal. The Company's restructuring actions during 2003 consisted of two plant closures. During 2003, the Company recorded restructuring charges of $1 million principally related to employee termination costs. The Company expects to substantially complete implementation of its restructuring actions by the second quarter of 2004. The reduction in costs from the closure of the South Plant of the Delaware Valley Works will be offset approximately by the resulting reduction in revenues and related gross margin. Over the past three years, sales of the affected products averaged approximately $50 million annually. Operating income for 2003 was $1 million as compared with $29 million for 2002. This decrease was principally due to the above mentioned restructuring and impairment charges and lower gross profit partially offset by the lower selling, general and administrative expense.

Communications Segment

     Net revenues for the communications segment were $337 million for the year 2003 as compared with $294 million for 2002. The aforementioned impact of exchange rate fluctuations on the segment's reported revenues accounted for approximately $41 million of this increase. Gross profit for 2003 was $95 million as compared with $75 million for 2002. Approximately $11 million, or 50 percent, of this increase was due to the aforementioned impact of exchange rate fluctuations on the segment's reported gross margin. The Company's restructuring program also favorably impacted gross profit for 2003, particularly in the Company's United States and German operations. Partially offsetting these increases was the aforementioned sale of finished goods inventory carried at fair value, which negatively impacted gross profit by $2 million. Selling, general and administrative expense was $87 million for 2003 which was comparable to the prior year level. The impact of exchange rate fluctuations on the segment's reported selling, general and administrative expense resulted in an increase on such expense of $9 million. This increase was substantially offset by lower spending of $7 million reflecting the impact of the Company's cost reduction program. Restructuring and impairment charges for 2003 were $5 million as compared to $78 million for the comparable prior year period.
The Company's restructuring actions during 2003 consisted of exiting a facility and a workforce reduction. The above mentioned charge of $5 million was principally related to employee termination costs. Operating income for 2003 was $2 million as compared with a $90 million operating loss for the prior year period. This increase is principally due to the above mentioned decrease in restructuring and impairment charges and the higher gross profit.

2002 Compared with 2001

                                    Years Ended December 31,
                                    ------------------------
                                        2002        2001       Change
                                      --------    --------     -------
                                         (In millions)
Net Revenues:
   Manufacturing.................     $  477.1    $  478.5     $  (1.4)
   Performance Products..........        357.4       360.9        (3.5)
   Communications................        294.0       405.0      (111.0)
                                      --------    --------     -------
      Total......................     $1,128.5    $1,244.4     $(115.9)
                                      ========    ========     =======
Operating Profit (Loss):
   Manufacturing.................     $   44.8    $  (10.8)    $  55.6
   Performance Products..........         28.6       (30.4)       59.0
   Communications................        (89.5)     (119.1)       29.6
   Elimination/Other Corporate...         (9.0)      (12.4)        3.4
                                      --------    --------     -------
      Total......................     $  (25.1)   $ (172.7)    $ 147.6
                                      ========    ========     =======

Manufacturing Segment

     Net revenues for the manufacturing segment for the year 2002 were $477 million as compared to $478 million for the prior year. This decrease was the result of lower sales in the appliance and electronic market of $11 million and the automotive services market of $12 million, partially offset by higher sales in the industrial market of $13 million and the automotive market of $9 million. Gross profit for the year 2002 was $88 million as compared to $74 million for 2001. This increase was principally due to a $6 million charge to cost of sales recorded during 2001 primarily due to obsolete and excess inventory and fixed asset write-offs, a decrease in depreciation and amortization expense of $6 million, the impact of the Company's restructuring programs implemented in 2001 and a more stable automotive production environment, partially offset by lower prices. Selling, general and administrative expense was $43 million for 2002 as compared to $45 million for 2001. This decrease was principally due to a loss provision for accounts receivable of $3 million recorded during 2001. Operating income for 2002 was $45 million as compared to an operating loss for 2001 of $11 million. This increase was principally due to restructuring and impairment charges recorded in 2001 of $40 million and the above mentioned higher gross margin and lower selling, general and administrative expenses.

Performance Products Segment

     Net revenues for the performance products segment were $357 million for the year 2002 compared to $361 million for 2001. This decrease was due to lower sales in the environmental services and chemical processing markets of $8 million, partially offset by higher sales in the pharmaceutical and personal care market of $3 million and the technology market of $3 million. Gross profit of $66 million was $6 million below the prior year level of $72 million. This decrease was principally due to the expedited repair of two boilers and other production equipment and a loss of production at one of the performance products facilities of $8 million, the impact of the lower sales levels of $2 million and higher pension and insurance costs of $3 million, partially offset by a $5 million charge to cost of sales recorded during 2001 primarily due to obsolete and excess inventory and a decrease in depreciation and amortization expense of $6 million. Selling, general and administrative expense was $38 million for 2002 as compared with $39 million for 2001. Operating income for 2002 was $29 million as compared to an operating loss of $30 for 2001. This increase was principally due to restructuring and impairment charges recorded in 2001 of $64 million, partially offset by the above mentioned decrease in gross profit.

Communications Segment

     Net revenues for the communications segment for the year 2002 were $294 million compared with $405 million for the prior year. This decrease was a result of lower volumes and pricing pressures, principally driven by weakness in demand for the Company's public and private network products and services in the North American market of $51 million and the European market of $56 million. Gross profit for the year 2002 was $75 million as compared to $105 million for the prior year. This decrease reflects the impact of the lower sales levels and pricing pressures partially offset by a $20 million charge to cost of sales recorded during 2001 primarily due to obsolete and excess inventory, discontinued products and fixed asset write-offs and a decrease in depreciation and amortization expense of $8 million. Selling, general and administrative expense was $87 million for the year 2002 as compared to $145 million for 2001. This decrease was principally due to a loss provision for accounts receivable of $24 million recorded during 2001, and the impact of the Company's restructuring programs, which included the closure of two non-core research and development facilities in 2001.

     During 2002, the Company initiated a restructuring program to reduce its workforce in its communications segment, and recorded charges of approximately $13 million primarily related to employee termination costs. The Company had continued to experience significant declines in its communications businesses resulting in operating losses for several business units in 2002. The Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the market served by these operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter of 2002, the Company recorded non-cash impairment charges totaling $22 million primarily related to fixed assets at two manufacturing facilities in the communications segment. In the third quarter of 2002, the Company recorded non-cash impairment charges totaling $42 million primarily related to fixed assets in the Company's connectivity products business in the communications segment. The charges were due to unfavorable changes in the principal markets served by these operations. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows. The total restructuring and impairment charges recorded in 2002 were $78 million, which was comparable with the prior year level. The operating loss for 2002 was $90 million as compared to an operating loss for 2001 of $119 million. This improvement was principally due to the above mentioned decreases in selling, general and administrative expense, partially offset by the lower gross profit.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $60 million at December 31, 2003 compared with $133 million at December 31, 2002. The decrease in cash was the result of the net repayment of $103 million of long-term debt, capital expenditures of $41 million, reorganization expenditures of $18 million, partially offset by cash provided by operations of $81 million. The repayment of long-term debt includes a payment to pre-petition secured lenders on the Effective Date, made pursuant to the Plan, as well as adequate protection payments.

     The Company had working capital of $172 million at December 31, 2003 as compared with working capital of $256 million at December 31, 2002. This decrease in working capital principally reflects lower cash and lower accounts receivable balances and higher accrued liabilities partially offset by higher deferred taxes.

     Cash payments for employee termination costs and facility exit costs totaled $20 million in 2003, $12 million in 2002, and $10 million in 2001. Management expects that cash outlays related to these actions will be substantially completed by the end of the 2004. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

     At December 31, 2003, the Company's domestic pension plans were underfunded (based on certain assumptions used by the Company which are subject to change) by approximately $102 million. As a result, the Company anticipates that it will be required to make contributions to its domestic pension plans over the next five years which will be significantly higher than contribution levels over the last few years. The expected average annual required cash contribution over the next five years is $16 million. In an effort to reduce certain administrative costs associated with the domestic pension plans, the Company has elected to make in 2004 cash contributions to its domestic pension plans that are in excess of required contribution amounts. During the first three months of 2004, the Company contributed $17 million to its domestic pension plan trusts and expects to contribute approximately an additional $4 million during the remainder of 2004. Under current assumptions, such accelerated funding in 2004 will substantially reduce the amount of any cash contributions the Company is required to make during 2005. In addition, effective April 1, 2004, a new defined contribution plan covering domestic salaried and certain hourly employees will be established to replace the existing defined benefit plans. Benefit accruals in these defined benefit plans are being frozen effective April 1, 2004, and this action will result in a curtailment gain currently estimated to be approximately $15-18 million which will be recorded during the first quarter of 2004.

     On November 10, 2003, GenTek, substantially all of GenTek's domestic subsidiaries, and Noma Company (collectively, "the Borrowers") entered into a $125 million previously defined Revolving Credit Facility which matures on November 10, 2008. The facility includes a letter of credit sub-limit of $60 million. The facility is secured by a first priority lien on substantially all of the assets of the Borrowers and 65 percent of the stock of first-tier foreign subsidiaries. The facility bears interest at variable rates based on a base rate or LIBOR plus an applicable margin. The current margins are 1.5 percent for base rate borrowings and 2.5 percent for LIBOR borrowings. The margins are subject to periodic adjustment based upon the financial performance of the Company.

     In addition, on November 10, 2003, pursuant to the Plan, the Company issued $250 million under the Senior Term Loan Credit Agreement which matures on November 10, 2008. The debt is guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, and is secured by second-priority liens on substantially all of the assets of the Company and its direct and indirect domestic subsidiaries and 65 percent of the stock of first-tier foreign subsidiaries. The debt bears interest at variable rates based on LIBOR plus 4.5 percent, subject to a LIBOR floor of 1.5 percent.

     The above debt facilities contain debt covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain asset sale proceeds must be used to repay indebtedness and, beginning in 2005, the Senior Term Loan Credit Agreement provides that the majority of any "excess cash flow" generated in the prior year be used to prepay the senior term debt.

     The Company has not entered into any off-balance sheet financing arrangements.

     Capital expenditures are expected to be approximately $50-55 million in 2004.


     Management believes that the Company's cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements during 2004.

Contractual Obligations

                                                    Payments Due by Period
                                   ------------------------------------------------------
                                                        (In thousands)

                                   Less than                            After
                                     1 Year    1-3 Years   4-5 Years   5 Years    Total
                                   ---------   ---------   ---------   -------   --------
Long-term debt..................    $12,552     $   979     $250,050    $  233   $263,814
Operating leases................      9,039      11,222        7,102       833     28,196
Purchase obligations............     26,514      30,113        8,010     4,275     68,912
                                    -------     -------     --------    ------   --------
Total contractual obligations...    $48,105     $42,314     $265,162    $5,341   $360,922
                                    =======     =======     ========    ======   ========

Environmental Matters

     The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Australia, China, Germany, Great Britain, India, Mexico and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require the Company to make expenditures which may be material or otherwise adversely impact the Company's operations. See also Item 1. "Business - Environmental Matters."

     The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2003, accruals for environmental matters were $30 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company generally does not maintain insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

     The Company maintains a program to manage its facilities' compliance with environmental laws and regulations. Expenditures for 2003 approximated $17 million (of which approximately $4 million represented capital expenditures and approximately $13 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2002 approximated $17 million (of which approximately $3 million represented capital expenditures and approximately $14 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects expenditures similar to 2003 levels in 2004. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

     Claims against the Debtors for environmental liabilities arising prior to the Filing were addressed in the Chapter 11 cases. In general, monetary claims by private (non-governmental) parties relating to remedial actions at off-site locations used for disposal prior to the Filing and penalties resulting from violations of applicable environmental law before that time will be treated as general unsecured claims. The Debtors are obligated to comply with applicable environmental law in the conduct of their business, including any potential obligation to conduct investigations and implement remedial actions at facilities the Company owns or operates, and thus will be required to pay such expenses in full.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and a rescission of FASB Interpretation No. 34," which expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", which requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies. The Company has adopted the disclosure requirements of this standard, and has included the expanded disclosure in Note 2.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"s)" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses when a company should include in its financial statements the assets and liabilities of unconsolidated VIEs. FIN 46 was effective for VIEs created or acquired after January 31, 2003. The Company is not party to any arrangements with VIEs and thus the adoption of this statement did not have a material impact on the Company's consolidated financial statements. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of the Revised Interpretation did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003. It applies in the first interim period beginning after June 15, 2003, to entities with financial instruments acquired before May 31, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement of recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement is effective for annual and interim periods with fiscal years ending after December 15, 2003. The disclosure provisions of this statement have been adopted for the period ended December 31, 2003.

     In January 2004, the FASB issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP). The act, signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Presently, authoritative guidance on the accounting for the subsidy has not been issued. The Company has elected a one-time deferral of the accounting for the effects of the act, as permitted by the FSP. This deferral continues to apply until authoritative guidance on the accounting for the federal subsidy is issued.

Critical Accounting Policies and Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements. The significant accounting policies which we believe are the most critical to the understanding of reported financial results include the following:

     Revenue Recognition - GenTek recognizes revenue when pervasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized from product sales when title and risk of loss has passed to the customer consistent with the related shipping terms, generally at the time products are shipped. The Company records a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition. Provisions for sales returns and other allowances are determined using management's judgments of required amounts, based upon the Company's historical experience. Actual returns could differ from these estimates. However, if the total actual level of sales returns differed from management's estimates by 10 percent, the effect would not be material.

     Accounts Receivable - GenTek maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances are based upon historical experience and information available to management about the creditworthiness, financial condition and payment history of our customers. If the financial condition of our customers were to deteriorate, additional allowances may be required. To the extent that management's estimate of the uncollectible amount of receivables differs from the amount the Company is ultimately not able to collect by 10 percent, our results would be impacted by approximately $2 million.

     Inventories - GenTek provides estimated inventory allowances for obsolete and excess inventory based on assumptions about future demand and market conditions. Allowances are based upon management's judgment of what future demand will be for its various products, utilizing historical experience of demand levels, projections of market demand in the future, and information regarding any projected future changes in the markets the Company competes in. These estimates of future demand are then compared to existing inventory levels to determine the amount of any required allowance. If future demand or market conditions are different than those projected by management, adjustments to inventory allowances may be required. If actual experience differs from management's estimates by 10 percent, the required adjustment would affect our results by approximately $3 million.

     Deferred Taxes - GenTek records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized based upon historical taxable income, projected future taxable income and available tax planning strategies. Our estimates of future taxable income are based upon our current operating forecast, which we believe to be reasonable. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income during 2002 and the Company's evaluation of potential tax-planning strategies, the Company had concluded that it was more likely than not that it would not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $143 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. As a result of the Company's emergence from bankruptcy and the associated discharge of indebtedness, the Company revised its estimates of future domestic taxable income, based on its new capital structure. Based on these estimates and the Company's evaluation of potential tax-planning strategies, the Company concluded that it was more likely than not that it would be able to realize its domestic deferred tax assets, and accordingly reversed its remaining valuation allowance for its domestic deferred tax assets of $143 million in November 2003 in the Predecessor Company financial statements. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. However, different assumptions regarding our current operating forecast could materially effect our estimates.

     Impairment of Goodwill and Other Intangible Assets - GenTek records impairment losses on goodwill and indefinite lived intangible assets based upon an annual review of the value of the assets or when events and circumstances indicate that the asset might be impaired and when the recorded value of the asset is more than its fair value or other assumptions that underlie our fair value estimates. Our estimates of fair value are based upon independent appraisals and our current operating forecast, which we believe to be reasonable. Significant assumptions that underlie the fair value estimates include future growth rates, weighted average cost of capital rates and estimates of market multiples of the reporting unit. However, different assumptions regarding our current operating forecast could materially affect our results.

     Impairment of Long-Lived Assets - GenTek records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In this case, the Company records an impairment loss equal to the difference between the fair value of the long-lived assets and their carrying amount. Management's estimates of fair value are based on discounted cash flow analyses and/or independent appraisals. Significant assumptions underlying these estimates include future growth rates and weighted average cost of capital rates. Our estimates of future cash flows are based upon our current operating forecast, which we believe to be reasonable. However, different assumptions regarding such cash flows or other assumptions that underlie our fair value estimates could materially affect our results.

     Pension and Other Post Retirement Benefits - GenTek records pension and other post retirement benefit costs based on amounts developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. For example, holding all other components of the calculation constant, a change in the assumed discount rate by 1/4 percent would change 2003 pension cost by approximately $1 million and the projected pension benefit obligation by approximately $9 million. A change in the expected long-term rate of return on plan assets of 1 percent would change 2003 pension cost by approximately $1 million. Material changes in pension and other post retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used and changes in the benefit plans.

     Environmental Liabilities - GenTek has recorded accruals for environmental liabilities based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. These estimates are established based upon information available to management to date, including the nature and extent of any environmental contamination, the available remedial alternatives, cost estimates obtained from outside consultants for the implementation of such remedial alternatives, the Company's experience with similar activities undertaken at similar sites, and the legal and regulatory framework in the jurisdiction in which the liability arose. Differences between actual amounts incurred and our estimates or the receipt of new information with respect to these liabilities could have a material effect on our estimates and results of operations. In addition, discovery of unknown environmental contamination, the adoption of new laws or regulations or modifications or changes in enforcement of existing laws and regulations could require adjustments to these accruals.

     The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Agreements with Certain Parties Formerly Affiliated with the Company

     Prior to the Effective Date, the Company was party to a management agreement, dated April 30, 1999, by and between Latona Associates Inc. ("Latona") and the Company (referred to herein as the "Original Management Agreement"). Latona is a management company that has provided the Company with certain administrative functions and corporate support services. Paul M. Montrone, our former controlling stockholder and former Chairman of the Board of the Company, controls Latona. In addition, Paul M. Meister, our former Vice Chairman of the Board, is a Managing Director of Latona. Messrs. Montrone and Meister are no longer affiliated with the Company.

     The Original Management Agreement provided for payments to Latona of an amount of approximately $5 million annually, payable quarterly in advance, adjusted annually for increases in the U.S. Department of Labor, Bureau of Labor Statistics, Consumer Price Index. In addition to the annual payment, if the Company requested Latona to provide advisory services in connection with any acquisition, business combination or other strategic transaction, in certain circumstances the Company would pay Latona additional fees comparable to those received by investment banking firms for such services (subject to the approval of a majority of the Company's independent directors). In fiscal years 2001, 2002 and 2003, GenTek did not pay Latona any fees in connection with any such transactions.

     While there can be no assurance that the amount of fees paid by the Company to Latona for services did not exceed the amount that the Company would have had to pay to obtain similar services from unaffiliated third parties, the Company believed that the employees of Latona had extensive knowledge concerning its businesses which would have been impractical for a third party to obtain without undue cost and disruption to the Company. As a result, the Company did not compare the fees payable to Latona with fees that might have been charged by third parties for similar services.

     After discussions with certain creditors during the Company's Chapter 11 proceedings, it was determined that the Company would, during the course of the proceedings, pay 75 percent of the amount due to Latona. GenTek paid Latona 75 percent of the amount due under the agreement with respect to the first eight months of 2003. The U.S. Trustee and Latona entered into a stipulation under which Latona waived its right to be paid during the Chapter 11 case and Latona refunded to the Company all amounts paid to it during the course of the proceedings. The refunded amounts plus amounts due but not paid were recorded as a capital contribution for accounting purposes. The waiver was without prejudice to Latona's right to negotiate a new agreement with the reorganized Company on terms approved by the Company's new board of directors. The Original Management Agreement was terminated pursuant to the Plan, effective as of the Effective Date. Subsequently, GenTek and Latona entered into a new Management Agreement (referred to herein as the "New Management Agreement") which provides for payments to Latona of an aggregate amount of $4.95 million for management support services of which $1.95 million was paid in 2003, expiring on November 14, 2004. The terms of the New Management Agreement also explicitly release GenTek from its obligation to pay all amounts due to Latona pursuant to the Original Management Agreement. The New Management Agreement contemplates an accelerated transition, whereby the Company intends to assume internally or, in certain circumstances outsource to third parties, the services previously provided by Latona upon the expiration of the New Management Agreement.

     Certain of GenTek's businesses were formerly part of the businesses of The General Chemical Group Inc. ("GCG"). On April 30, 1999, GCG separated GenTek's manufacturing and performance products businesses (the "GenTek Business") from GCG's soda ash and calcium chloride industrial chemicals business through a spin-off by transferring the GenTek Business to GenTek, and distributing the common stock of GenTek to GCG's shareholders. Since the spin-off, GenTek has been a separate, stand-alone company which operates through its subsidiaries. At the time of the spinoff, the Company entered into various agreements with GCG (a company controlled by Mr. Montrone), including, without limitation, a separation agreement, employee benefits agreement, an intellectual property agreement, sublease agreement and a sale agreement for the Canadian performance products business. GCG also has supplied soda ash and calcium chloride to GenTek. The purchases have been made at market price. For the years ended December 31, 2003, 2002, and 2001, product purchases from GCG amounted to $3 million, $3 million and $4 million, respectively. In connection with the Company's Chapter 11 proceedings, the Company rejected certain of these agreements with GCG in the fourth quarter of 2003.

As of the Effective Date, GCG is no longer an affiliate of the Company.

     GenTek continues to provide GCG with certain administrative services pursuant to a transition support agreement entered into in connection with the spinoff of GenTek from GCG in 1999. For the years ended December 31, 2003, 2002 and 2001, GenTek charged GCG $1 million, $1 million and $1 million, respectively, related to this agreement. The Company charges GCG on an at cost basis based on its costs for providing such services, however, the Company has not made any determination of the fair market value for such services.

     On August 25, 2000, the Company acquired the digital communications business of Prestolite Wire Corporation (referred to herein as "Prestolite") which was approved by a special committee of disinterested directors of the Board of Directors of GenTek. Mr. Montrone beneficially owns a controlling interest in Prestolite, and he and Mr. Meister are on the Board of Prestolite. As of the Effective Date, Messrs. Montrone and Meister were no longer members of the Board of Directors of the Company and Prestolite is no longer an affiliate of the Company. As part of this transaction, Prestolite agreed to pay the Company to provide various management services to Prestolite's remaining businesses pursuant to a management agreement dated July 5, 2000 (referred to herein as the "Prestolite Agreement"). The Company charged Prestolite on an "at cost" basis based on its costs for providing such services, however, the company did not make any determination of the fair market value for such services. Prestolite paid the Company $2, million, $2 million and $3 million in 2003, 2002 and 2001, respectively, in respect of such services. The Prestolite Agreement was rejected under the Plan, effective as of the Effective Date. As of the Effective Date, Prestolite is unaffiliated with the Company. The Company has subsequently entered into a new agreement with Prestolite. In addition, the Company and Prestolite maintained certain cost sharing arrangements relating to shared premises and insurance coverage. Payments pursuant to these arrangements by Prestolite to the Company for the years ended December 31, 2003, 2002 and 2001 were $0.3 million, $0.5 million and $0.3 million, respectively, and payments by the Company to Prestolite pursuant to these arrangements for the years ended December 31, 2003, 2002 and 2001 were $0.2 million, $0.1 million and $0.1 million, respectively.

     GenTek and Prestolite continue to buy and sell certain wire and cable products from each other. Purchases from Prestolite for the years ended December 31, 2003, 2002 and 2001 were $4 million, $11 million and $10 million, respectively. Sales to Prestolite for the years ended December 31, 2003, 2002 and 2001 were $10 million, $4 million and $3 million, respectively.

Reconciliation of Non-GAAP Financial Measures 2003

                                                           Successor Company    Predecessor Company
                                                              as Reported           as Reported
                                                             Period Ended          Period Ended
                                                              December 31,          November 10,      Total Company
                                                                 2003                  2003                2003
                                                           ------------------   --------------------  -------------
Net revenues
    Manufacturing................................              $ 52,855             $ 373,002          $   425,857
    Performance Products.........................                39,945               295,980              335,925
    Communications...............................                49,395               287,913              337,308
                                                               --------             ---------           ----------
                                                                142,195               956,895            1,099,090
Cost of sales
    Manufacturing................................                44,014               307,339              351,353
    Performance Products.........................                30,972               243,967              274,939
    Communications...............................                35,589               207,047              242,636
    Corporate/Elimination........................                   (73)                 (165)                (238)
                                                               --------             ---------           ----------
                                                                110,502               758,188              868,690
Selling, general and administrative expense
    Manufacturing................................                 5,190                33,281               38,471
    Performance Products.........................                 5,172                29,304               34,476
    Communications...............................                13,022                74,366               87,388
    Corporate/Elimination........................                 1,939                 6,863                8,802
                                                               --------             ---------           ----------
                                                                 25,323               143,814              169,137
Restructuring and impairment charges
    Manufacturing................................                   (13)               (1,062)              (1,075)
    Performance Products.........................                   293                25,542               25,835
    Communications...............................                   755                 4,344                5,099
    Corporate/Elimination........................                    12                    --                   12
                                                               --------             ---------           ----------
                                                                  1,047                28,824               29,871
Operating profit (loss)
    Manufacturing................................                 3,664                33,444               37,108
    Performance Products.........................                 3,508                (2,833)                 675
    Communications...............................                    29                 2,156                2,185
    Corporate/Elimination........................                (1,878)               (6,698)              (8,576)
                                                               --------             ---------           ----------
                                                                  5,323                26,069               31,392
Interest expense.................................                 2,685                 1,637                4,322
Interest income..................................                   198                   981                1,179
Reorganization items.............................                    --              (411,794)            (411,794)
Other (income), net..............................                  (116)               (3,916)              (4,032)
                                                               --------             ---------           ----------
    Income (loss) before income taxes............                 2,952               441,123              444,075
Income tax provision (benefit)...................                 1,860               (53,269)             (51,409)
                                                               --------             ---------           ----------
       Net Income................................              $  1,092             $ 494,392           $  495,484
                                                               ========             =========           ==========

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

Item 8. Financial Statements and Supplementary Data.

     See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GENTEK INC.:

     We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries as of December 31, 2003 (Successor Company balance sheet) and 2002 (Predecessor Company balance sheet), and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the period from November 11, 2003 to December 31, 2003 (Successor Company operations), the period from January 1, 2003 to November 10, 2003, and for each of the two years in the period ended December 31, 2002 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     As discussed in Note 1 to the to the financial statements, on October 7, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective after the close of business on November 10, 2003. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting by Entities In Reorganization Under The Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

     In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the period from November 11, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Predecessor Company as of December 31, 2002, and the results of their operations and their cash flows for the period from January 1, 2003 to November 10, 2003, and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and certain intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 29, 2004

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    Successor
                                                                     Company                Predecessor Company
                                                                  ------------   ---------------------------------------
                                                                  Period Ended   Period Ended   Years Ended December 31,
                                                                  December 31,   November 10,   ------------------------
                                                                      2003           2003          2002          2001
                                                                  ------------  -------------   ----------   ----------
Net revenues ..................................................     $142,195      $ 956,895     $1,128,533   $1,244,420
Cost of sales .................................................      110,502        758,188        899,177      993,946
Selling, general and administrative expense ...................       25,323        143,814        176,189      235,803
Restructuring and impairment charges ..........................        1,047         28,824         78,238      187,417
                                                                    --------      ---------     ----------   ----------
   Operating profit (loss) ....................................        5,323         26,069        (25,071)    (172,746)
Interest expense (contractual interest for the period ended
   November 10, 2003 and 2002 was $62,133 and $75,418,
   respectively) ..............................................        2,685          1,637         60,135       74,980
Interest income ...............................................          198            981          2,104        1,200
Reorganization items ..........................................           --       (411,794)        11,631           --
Other (income), net ...........................................         (116)        (3,916)        (1,806)        (783)
                                                                    --------      ---------     ----------   ----------
   Income (loss) before income taxes and cumulative effect
      of a change in accounting principle .....................        2,952        441,123        (92,927)    (245,743)
Income tax provision (benefit) ................................        1,860        (53,269)       106,597      (74,899)
                                                                    --------      ---------     ----------   ----------
   Income (loss) before cumulative effect of a change in
      accounting principle ....................................        1,092        494,392       (199,524)    (170,844)
Cumulative effect of a change in accounting principle (net of a
   tax benefit of $39,760) ....................................           --             --       (161,125)          --
                                                                    --------      ---------     ----------   ----------
         Net income (loss) ....................................     $  1,092      $ 494,392     $ (360,649)  $ (170,844)
                                                                    ========      =========     ==========   ==========
Earnings (loss) per common share - basic:
Income (loss) before cumulative effect of a change in
       accounting principle ...................................     $   0.11      $   19.34     $    (7.82)  $    (6.72)
Cumulative effect of a change in accounting principle .........           --             --          (6.31)          --
                                                                    --------      ---------     ----------   ----------
         Net income (loss) ....................................     $   0.11      $   19.34     $   (14.13)  $    (6.72)
                                                                    ========      =========     ==========   ==========
Earnings (loss) per common share - assuming dilution:
Income (loss) before cumulative effect of a change in
       accounting principle ...................................     $   0.11      $   19.34     $    (7.82)  $    (6.72)
Cumulative effect of a change in accounting principle .........           --             --          (6.31)          --
                                                                    --------      ---------     ----------   ----------
         Net income (loss) ....................................     $   0.11      $   19.34     $   (14.13)  $    (6.72)
                                                                    ========      =========     ==========   ==========

     See the accompanying notes to the consoliodated financial statements.

                                   GENTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              Successor          Predecessor
                                                                               Company            Company
                                                                          -----------------   -----------------
                                                                          December 31, 2003   December 31, 2002
                                                                          -----------------   -----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................................       $   60,121          $  133,030
   Receivables, net ...................................................          163,953             185,825
   Inventories ........................................................          103,018             104,718
   Deferred income taxes ..............................................           35,380               3,328
   Other current assets ...............................................           21,880              24,027
                                                                              ----------          ----------
      Total current assets ............................................          384,352             450,928
Property, plant and equipment, net ....................................          356,654             308,825
Goodwill ..............................................................          152,485             127,724
Intangible assets .....................................................           73,207               1,470
Deferred income taxes .................................................           72,661              42,789
Other assets ..........................................................           27,450              25,249
                                                                              ----------          ----------
      Total assets ....................................................       $1,066,809          $  956,985
                                                                              ==========          ==========
                        LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ...................................................       $   49,172          $   50,852
   Accrued liabilities ................................................          150,358             128,714
   Current portion of long-term debt ..................................           12,552              15,091
                                                                              ----------          ----------
      Total current liabilities .......................................          212,082             194,657
Long-term debt ........................................................          251,262               2,452
Pension and postretirement obligations ................................          216,872              52,145
Liabilities subject to compromise .....................................               --           1,143,765
Other liabilities .....................................................          101,776              74,287
                                                                              ----------          ----------
      Total liabilities ...............................................          781,992           1,467,306
                                                                              ----------          ----------
Contingently redeemable warrants ......................................            6,030                  --
                                                                              ----------          ----------
Equity (deficit):
   Preferred Stock, $.01 par value; authorized: 10,000,000 shares;
      none issued or outstanding ......................................               --                  --
   Common Stock, $.01 par value; authorized: 100,000,000 shares;
      issued:  21,589,623 shares at  December 31, 2002 ................               --                 216
   Class B Common Stock, $.01 par value; authorized: 40,000,000 shares; issued and outstanding: 3,896,860 shares at December
      31, 2002 ........................................................               --                  39
   Common stock, no par value; authorized: 100,000,000 shares;
      issued 10,000,000 shares at December 31, 2003 ...................          268,084                  --
   Warrants ...........................................................            8,361                  --
   Paid in capital ....................................................               --               3,305
   Accumulated other comprehensive income (loss) ......................            1,250             (31,111)
   Retained earnings (Accumulated deficit) ............................            1,092            (481,525)
   Treasury stock, at cost:  150,313 shares at December 31, 2002 ......               --              (1,245)
                                                                              ----------          ----------
      Total equity (deficit) ..........................................          278,787            (510,321)
                                                                              ----------          ----------
      Total liabilities and equity (deficit) ..........................       $1,066,809          $  956,985
                                                                              ==========          ==========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Successor
                                                                     Company                Predecessor Company
                                                                   ------------   ---------------------------------------
                                                                   Period Ended   Period Ended   Years Ended December 31,
                                                                   December 31,   November 10,   ------------------------
                                                                       2003           2003           2002         2001
                                                                   ------------   ------------   ------------------------
Cash flows from operating activities:
   Net income (loss) ...........................................     $  1,092       $ 494,392     $(360,649)   $(170,844)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Cumulative effect of a change in accounting principle ....           --              --       161,125           --
      Depreciation and amortization ............................        6,703          37,397        47,903       68,317
      Asset impairment and write-down charges ..................           --          24,862        64,819      161,953
      Reorganization items .....................................           --        (411,794)       11,631           --
      Net loss on disposition of long-term assets ..............          738             183           122        1,465
      Long-term incentive plan costs, net ......................           --               3          (525)         (86)
      Decrease in receivables ..................................       21,978          14,807        12,351       37,903
      Decrease in inventories ..................................        3,549           6,878         7,292       32,267
      (Increase) decrease in deferred tax assets ...............        6,524         (64,781)      119,915      (55,213)
      Decrease in accounts payable .............................       (3,074)         (5,332)      (11,742)      (5,984)
      Increase (decrease) in accrued liabilities ...............      (22,342)         (4,588)        1,073        2,509
      Decrease in other liabilities and assets, net ............      (16,345)         (9,884)       (7,224)      (3,880)
                                                                     --------       ---------     ---------    ---------
         Net cash provided by (used for) operating activities ..       (1,177)         82,143        46,091       68,407
                                                                     --------       ---------     ---------    ---------
Net cash used for reorganization items .........................           --         (18,187)         (464)          --
                                                                     --------       ---------     ---------    ---------
Cash flows from investing activities:
   Capital expenditures ........................................      (10,552)        (30,564)      (52,440)     (77,778)
   Proceeds from sales or disposals of long-term assets ........           21             217        13,542       11,541
   Acquisition of businesses net of cash acquired* .............           --              --          (464)        (610)
   Other investing activities ..................................          (13)           (166)           --       (4,032)
                                                                     --------       ---------     ---------    ---------
         Net cash used for investing activities ................      (10,544)        (30,513)      (39,362)     (70,879)
                                                                     --------       ---------     ---------    ---------
Cash flows from financing activities:
   Proceeds from long-term debt ................................           --           4,126       168,153       93,551
   Repayment of long-term debt .................................       (7,876)        (98,253)      (52,310)     (81,515)
   Debt issuance costs - reorganization ........................           --            (688)           --           --
   Capital contribution ........................................           --           2,640            --           --
   Payments to acquire treasury stock ..........................           --              --            (1)        (370)
   Exercise of stock options ...................................           --              --            --          209
   Dividends ...................................................           --              --            --       (3,777)
                                                                     --------       ---------     ---------    ---------
         Net cash provided by (used for) financing activities ..       (7,876)        (92,175)      115,842        8,098
                                                                     --------       ---------     ---------    ---------
Effect of exchange rate changes on cash ........................        1,831           3,589         1,718         (880)
                                                                     --------       ---------     ---------    ---------
Increase (decrease) in cash and cash equivalents ...............      (17,766)        (55,143)      123,825        4,746
Cash and cash equivalents at beginning of period ...............       77,887         133,030         9,205        4,459
                                                                     --------       ---------     ---------    ---------
Cash and cash equivalents at end of period .....................     $ 60,121       $  77,887     $ 133,030    $   9,205
                                                                     ========       =========     =========    =========
Supplemental information:
   Cash paid (refunded) for income taxes .......................     $  1,415       $     658     $ (14,810)   $  10,743
                                                                     ========       =========     =========    =========
   Cash paid for interest ......................................     $  1,086       $   1,652     $  51,541    $  75,467
                                                                     ========       =========     =========    =========
*Acquisition of businesses net of cash acquired:
   Working capital, other than cash ............................     $     --       $      --     $      59    $      --
   Property, plant and equipment ...............................           --              --          (364)        (610)
   Other assets ................................................           --              --          (159)          --
                                                                     --------       ---------     ---------    ---------
         Total cash used to acquire businesses .................     $     --       $      --     $    (464)   $    (610)
                                                                     ========       =========     =========    =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 2003
                      (In thousands, except per share data)

                                                      Class B
                                          Common      Common               Treasury
                                           Stock      Stock     Warrants     Stock
                                         ---------   --------   --------   --------
Predecessor
Balance at December 31, 2000 .........      $204        $48        $--     $  (874)
   Components of comprehensive loss:
      Net loss .......................        --         --         --          --
      Change in net unrealized
         loss on securities
         (net of tax of $84) .........        --         --         --          --
      Minimum pension liability
         adjustments (net of
         tax of $748) ................        --         --         --          --
      Cumulative effect of accounting
         change (net of tax
         of $1,941) ..................        --         --         --          --
      Change in net unrealized loss on
         derivative instruments (net
         of tax of $2,238) ...........        --         --         --          --
      Foreign currency translation
         adjustments (net of
         tax of $4,884)...............        --         --         --          --
   Comprehensive loss ................
   Dividends (per share $.15) ........        --         --         --          --
   Exercise of stock options .........         3         --         --          --
   Long-term incentive plan grants,
      net ............................        --         --         --          --
   Purchase of treasury stock ........        --         --         --        (370)
                                            ----        ---        ---     -------
Balance at December 31, 2001 .........       207         48         --      (1,244)
   Components of comprehensive loss:
      Net loss .......................        --         --         --          --
      Change in net unrealized loss on
         securities (net of
         tax of $148) ................        --         --         --          --
      Minimum pension liability
         adjustments..................        --         --         --          --
      Change in net unrealized loss on
         derivative instruments
         (net of tax of $(39)) .......        --         --         --          --
      Foreign currency translation
         adjustments (net of tax
         of $4,322)...................        --         --         --          --
   Comprehensive loss ................
   Conversion of Class B Common
      Stock to Common Stock ..........         9         (9)        --          --
   Long-term incentive plan grants,
      net ............................        --         --         --          --
   Purchase of treasury stock ........        --         --         --          (1)
                                            ----        ---        ---     -------
Balance at December 31, 2002 .........       216         39         --      (1,245)
   Components of comprehensive
      income:
      Net income .....................
      Minimum pension liability
         adjustments .................        --         --         --          --

                                                   Accumulated
                                                       Other         Retained
                                                   Comprehensive     Earnings
                                         Paid in      Income       (Accumulated
                                         Capital      (Loss)         Deficit)       Total
                                         -------   -------------   ------------   ---------
Predecessor
Balance at December 31, 2000 .........   $ 3,710      $ (9,175)      $  53,745    $  47,658
   Components of comprehensive loss:
      Net loss .......................        --            --        (170,844)    (170,844)
      Change in net unrealized
         loss on securities
         (net of tax of $84) .........        --          (129)             --         (129)
      Minimum pension liability
         adjustments (net of
         tax of $748) ................        --        (1,144)             --       (1,144)
      Cumulative effect of accounting
         change (net of tax
         of $1,941) ..................        --        (2,966)             --       (2,966)
      Change in net unrealized loss on
         derivative instruments (net
         of tax of $2,238) ...........        --        (3,421)             --       (3,421)
      Foreign currency translation
         adjustments (net of
         tax of $4,884)...............        --        (7,467)             --       (7,467)
                                                                                  ---------
   Comprehensive loss ................                                             (185,971)
   Dividends (per share $.15) ........        --            --          (3,777)      (3,777)
   Exercise of stock options .........       206            --              --          209
   Long-term incentive plan grants,
      net ............................       (86)           --              --          (86)
   Purchase of treasury stock ........        --            --              --         (370)
                                         -------      --------       ---------    ---------
Balance at December 31, 2001 .........     3,830       (24,302)       (120,876)    (142,337)
   Components of comprehensive loss:
      Net loss .......................        --            --        (360,649)    (360,649)
      Change in net unrealized loss on
         securities (net of
         tax of $148) ................        --           226              --          226
      Minimum pension liability
         adjustments..................        --       (24,346)             --      (24,346)
      Change in net unrealized loss on
         derivative instruments
         (net of tax of $(39)) .......        --         2,544              --        2,544
      Foreign currency translation
         adjustments (net of tax
         of $4,322)...................        --        14,767              --       14,767
                                                                                  ---------
   Comprehensive loss ................                                             (367,458)
   Conversion of Class B Common
      Stock to Common Stock ..........        --            --              --           --
   Long-term incentive plan grants,
      net ............................      (525)           --              --         (525)
   Purchase of treasury stock ........        --            --              --           (1)
                                         -------      --------       ---------    ---------
Balance at December 31, 2002 .........     3,305       (31,111)       (481,525)    (510,321)
   Components of comprehensive
      income:
      Net income .....................                                 494,392      494,392
      Minimum pension liability
         adjustments .................        --         9,510              --        9,510


                                   GENTEK INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 2003
                      (In thousands, except per share data)

      Change in net unrealized loss
         on derivative instruments
         (net of tax of $4,218) ......          --         --        --          --
      Foreign currency translation
         adjustments (net of tax
         of $5,105)...................          --         --        --          --

   Comprehensive income ..............
   Conversion of Class B Common
      Stock to Common Stock ..........          14        (14)       --          --
   Capital contribution ..............          --         --        --          --
   Long-term incentive plan
      grants, net ....................          --         --        --          --
   Cancellation of Predecessor
      Common Stock and Class B
      Common Stock ...................       (230)       (25)       --       1,245
   Issuance of Common Stock to
         creditors ...................     268,084         --     8,361          --
   Fresh Start Adjustments ...........          --         --        --          --
                                         ---------   --------    ------     -------
Balance at November 10, 2003 .........     268,084         --     8,361          --
Successor
   Components of comprehensive
      income:
      Net income .....................          --         --        --          --
      Foreign currency translation
         adjustments (net of
         tax of $816) ................          --         --        --          --
   Comprehensive income ..............
                                         ---------   --------    ------     -------
Balance at December 31, 2003 .........   $ 268,084   $     --    $8,361     $    --
                                         =========   ========    ======     =======

      Change in net unrealized loss
         on derivative instruments
         (net of tax of $4,218) ......           --         3,847              --        3,847
      Foreign currency translation
         adjustments (net of tax
         of $5,105)...................           --          (360)             --         (360)
                                                                                     ---------
   Comprehensive income ..............                                                 507,389
   Conversion of Class B Common
      Stock to Common Stock ..........           --            --              --           --
   Capital contribution ..............        4,325            --              --        4,325
   Long-term incentive plan
      grants, net ....................            3            --              --            3
   Cancellation of Predecessor
      Common Stock and Class B
      Common Stock ...................         (990)           --              --           --
   Issuance of Common Stock to
         creditors ...................           --            --              --      276,445
   Fresh Start Adjustments ...........       (6,643)       18,114         (12,867)      (1,396)
                                            -------      --------       ---------    ---------
Balance at November 10, 2003 .........           --            --              --      276,445
Successor
   Components of comprehensive
      income:
      Net income .....................           --            --           1,092        1,092
      Foreign currency translation
         adjustments (net of
         tax of $816) ................           --         1,250              --        1,250
   Comprehensive income ..............                                                   2,342
                                            -------      --------       ---------    ---------
Balance at December 31,
   2003 ..............................      $    --      $  1,250       $   1,092    $ 278,787
                                            =======      ========       =========    =========

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

     GenTek's subsidiaries operate through three primary business segments: manufacturing, performance products and communications. The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. The performance products segment provides a broad range of value-added products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. The communications segment is a global provider of products, systems and services to the global markets for telecommunications and data networking equipment and services, and in particular, the public telecom and private enterprise network markets. The Company operates over 75 manufacturing and production facilities located primarily in the U.S., Canada, and Mexico with additional facilities in Australia, China, Germany, Great Britain, and India. GenTek is a holding company with no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet obligations.

     On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases were jointly administered as Case No. 02-12986 (MFW).

     As a result of the Filing, an automatic stay was imposed against efforts by claimants to collect amounts due or to proceed against property of the Debtors. During the Chapter 11 case, the Debtors operated their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, they were permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain sales of assets and certain requests for additional financings, were subject to approval by the Bankruptcy Court.

     On December 10, 2002, Noma Company sought and obtained from the Ontario Superior Court of Justice, Canada (the "Ontario Court"), an initial order pursuant to section 18.6 of the Companies' Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended (CCAA), recognizing the Filing and granting Noma Company, among other things, a stay against claims, proceedings and the exercise of any contractual rights against it or its property in Canada, and recognizing various orders granted by the Bankruptcy Court.

     The Debtors filed for relief under Chapter 11 as a result of the Company's inability to obtain an amendment to its pre-petition senior credit facility. The protection afforded by Chapter 11 allowed the Debtors to continue to serve their customers and preserve the value of their businesses, while they

                                   GENTEK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

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

     During the Chapter 11 process, the Company's available cash and continued cash flow from operations were adequate to fund ongoing operations and meet obligations to customers, vendors and employees in the ordinary course of business. Further, in order to augment its financial flexibility during the Chapter 11 process, in March 2003, the Company entered into a debtor-in-possession credit facility with certain members of its pre-petition bank syndicate. This facility enabled the Company to issue up to $50 million of letters of credit, including approximately $30 million of letters of credit issued under the pre-petition credit facility, to support the Company and its subsidiaries' undertakings (other than ordinary trade credit) and provided the Company's Noma Company subsidiary with a $10 million revolving credit facility for working capital and other general corporate purposes of Noma Company. The facility expired on the Effective Date and was replaced by the Revolving Credit Facility.

     As a general rule, all of the Debtors' contracts and leases continued in effect in accordance with their terms notwithstanding the Filing, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provided the Debtors with the opportunity to reject any executory contracts or unexpired leases that were burdensome or assume any contracts or leases that were favorable or otherwise necessary to their business operations. In the event of a rejection of an executory contract or unexpired lease by the Debtors, the affected parties were provided a period of time within which to file rejection damage claims, which were considered to be pre-petition general unsecured claims. As a condition to assumption of an executory contract or unexpired lease, the Debtors were required to cure defaults under such agreements, including, without limitation, payment of any amounts due and owing. Certain executory contracts and unexpired leases were rejected by the Debtors during the course of the bankruptcy proceedings.

     On June 30, 2003, the Debtors filed with the Court their first proposed joint plan of reorganization, together with the related disclosure statement. Subsequently, on August 21, 2003, the Debtors filed with the Court their second proposed joint plan of reorganization (the "Second Proposed Plan of Reorganization"), together with the related disclosure statement (the "Second Proposed Disclosure Statement"). A hearing to consider the adequacy of the Second Proposed Disclosure Statement was held on August 25, 2003. At the hearing, the Debtors announced additional revisions to the Second Proposed Plan of Reorganization (as modified, the "Plan of Reorganization") and the Second Proposed Disclosure Statement (as modified, the "Disclosure Statement") and agreed to work with certain parties in interest to resolve remaining issues as to the adequacy of the Disclosure Statement. Upon certification of counsel as to the resolution of such issues, the Court, on August 27, 2003, entered an order approving the Disclosure Statement, as revised, and authorizing the Company to begin soliciting votes with respect to the Plan of Reorganization, as revised, from those of its creditors who were entitled to vote. On August 28, 2003, the Debtors filed a revised version of the Plan of Reorganization (the "Final Plan of Reorganization") and a revised version of the Disclosure Statement, each reflecting the

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

additional revisions announced at the hearing on August 25, 2003 and those subsequently made in resolution of the remaining issues.

     The solicitation process commenced on September 3, 2003, when the Debtors mailed the solicitation packages, and concluded on September 30, 2003. The Final Plan of Reorganization was accepted by all but one of the voting classes. On October 3, 2003, the Debtors filed a first modification to the Final Plan of Reorganization (the "Modification"). The confirmation hearing was subsequently held on October 7, 2003, and the Bankruptcy Court on that date entered an order confirming the Final Plan of Reorganization, as modified on October 3, 2003 (the Final Plan of Reorganization as so modified and confirmed, the "Confirmed Plan"). The Confirmed Plan became effective in accordance with its terms on November 10, 2003.

     The Confirmed Plan provides that, in full satisfaction of their allowable claims: (i) the holders of existing secured claims under the Company's pre-petition credit facility (excluding the tranche in which Noma Company is a borrower to the extent such holders were secured by Noma) initially receive approximately 81 percent of the common stock of the reorganized Company (the "Reorganized Company"), $60 million in cash (reduced by certain payments) and $216.5 million principal amount of senior term notes issued by the Reorganized Company; (ii) holders of existing secured claims under the term loan facility to Noma Company under the Company's pre-petition credit facility received approximately 13 percent of the common stock of the Reorganized Company and $33.5 million principal amount of senior term notes issued by the Reorganized Company; (iii) holders of general unsecured claims and trade vendor claims who elect to receive equity in the Reorganized Company on account of their claims received a pro rata distribution of up to approximately 2 percent, in the aggregate, of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (iv) holders of general unsecured claims and trade vendor claims that elect not to receive equity of the Reorganized Company received an amount in cash equal to the lesser of (A) 6 percent of each such holder's allowed claim or (B) each such holder's pro rata share of $5 million; (v) holders of unsecured claims relating to the Company's existing bonds received approximately 4 percent of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (vi) upon the liquidation of their disputed claims, holders of California Tort Claims (as defined in the Confirmed
Plan), to the extent they are determined to hold allowable claims, will receive the same treatment of any uninsured portion of their claims (excluding any portion of such claims attributable to noncompensatory damages) as they would have received had such claims been classified as general unsecured claims (except that such holders will not be entitled to elect cash instead of equity);
(vii) upon the ratification and consummation of a proposed settlement, holders of Pennsylvania Tort Claims (as defined in the Confirmed Plan) will receive, through their class representative, an aggregate distribution of $120,000 in cash, a note in the principal amount of $675,000, and a payment from the Debtors' insurer (although the settlement is expected to be ratified and consummated, if the settlement fails, the holders of the Pennsylvania Tort Claims will be treated like California Tort Claims upon liquidation of the Claims); and (viii) holders of claims described in subsections (i), (iii), (iv),
(v) and (vi) above will be entitled to receive a portion of any amounts recovered by a preference claim litigation trust created pursuant to the Confirmed Plan. In addition to the foregoing, the Confirmed Plan provides that administrative expense claims, priority claims, convenience claims, a secured claim of the Company against Noma Company in the amount of approximately $5.7 million and certain other secured claims, are to be paid in full. Furthermore, the Confirmed Plan

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

provides for the cancellation of all then outstanding shares of common stock of the Company without any distribution to be made to the holders of such shares.

     The Confirmed Plan also provides for, among other things, the amendment of our charter and by-laws, the replacement of our board of directors, the implementation of a new equity incentive plan for our directors, officers and employees, the establishment of a preference litigation trust to pursue preference claims on behalf of certain claimants, the disposition of certain executory contracts and unexpired leases, and certain releases, exculpation and indemnification protections for certain parties in interest.

     The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company's post-emergence financial statements ("Successor") are not comparable with its pre-emergence financial statements ("Predecessor"). All references to the period ended November 10, 2003 refer to the period from January 1, 2003 to November 10, 2003 and all references to the period ended December 31, 2003 refer to the period November 11, 2003 to December 31, 2003.

     Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of Filing. A bar date of April 14, 2003 was set for the filing of proofs of claim against the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors have been investigated and will be resolved as part of the proceedings in the Chapter 11 cases. That process is continuing after the Effective Date. Accordingly, the ultimate number and allowed amount of such claims are not presently known but the recovery terms of each such allowed claim is set forth in the Confirmed Plan.

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

     Property, plant and equipment are carried at cost and are depreciated principally using the straight-line method. Estimated lives range from five to 35 years for buildings and leasehold improvements and 3 to 15 years for machinery and equipment.

     Intangible assets that have finite lives are amortized using the straight-line method, over their estimated useful lives, which range from 4 to 15 years.

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

     The Company reviews goodwill and indefinite lived intangible assets for impairment annually and whenever events and circumstances indicate that the recorded value of the assets might be more than its fair value. Estimated fair values are determined based upon a number of factors, including independent appraisals and current operating forecasts.

     Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized.

     Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated.

     Accruals for pension and other post-retirement benefit costs utilize a number of accounting mechanisms that reduce the volatility of reported costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, the impact of asset performance on pension expense is recognized over a five-year phase-in period though a "market-related" value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized from product sales when title and risk of loss has passed to the customer consistent with the

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

related shipping terms, generally at the time products are shipped. The Company records a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition.

     Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

                                                   Successor
                                                    Company               Predecessor Company
                                                 ------------   ---------------------------------------
                                                 Period Ended   Period Ended   Years Ended December 31,
                                                 December 31,   November 10,   ------------------------
                                                     2003           2003           2002        2001
                                                 ------------   ------------    ---------   ---------
Net income (loss) as reported ................      $1,092        $494,392      $(360,649)  $(170,844)
Deduct:  Total stock-based employee
   compensation income (expense) determined
   under fair value based method for all
   awards, net of related tax effects ........          --           1,479         (1,623)     (1,737)
                                                    ------        --------      ---------   ---------
Pro forma net income (loss) ..................      $1,092        $495,871      $(362,272)  $(172,581)
                                                    ======        ========      =========   =========
Earnings (loss) per share:
      Basic - as reported ....................      $  .11        $  19.34      $  (14.13)  $   (6.72)
                                                    ======        ========      =========   =========
      Basic - pro forma ......................      $  .11        $  19.40      $  (14.19)  $   (6.79)
                                                    ======        ========      =========   =========
      Diluted - as reported ..................      $  .11        $  19.34      $  (14.13)  $   (6.72)
                                                    ======        ========      =========   =========
      Diluted - pro forma ....................      $  .11        $  19.40      $  (14.19)  $   (6.79)
                                                    ======        ========      =========   =========

     For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions (are not applicable for 2003 and 2002 as there were no grants made):

                                         2001
                                        -----
Dividend yield.......................     2.8%
Expected volatility..................      87%
Risk-free interest rate..............     4.0%
Expected holding period (in years)...       6
Weighted average fair value..........   $1.15

     Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development costs for the periods ended December 31, 2003, November 10, 2003, December 31, 2002 and December 31, 2001, were $1,513, $5,115, $7,096, and $12,778, respectively.

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

     The Company does not hold or issue financial instruments for trading purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates, foreign currency exchange rates and commodity prices. The differential to be paid or received on interest rate swaps is recognized as an adjustment to interest expense. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and ultimately recognized in earnings. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in earnings or as adjustments of carrying amounts when the hedged transaction occurs.

     The components of accumulated other comprehensive loss are as follows:

                                                   Successor Company   Predecessor Company
                                                   -----------------   -------------------
                                                      December 31,         December 31,
                                                         2003                 2002
                                                   -----------------   -------------------
Foreign currency translation....................         $1,250             $ (1,778)
Minimum pension liability adjustments...........             --              (25,490)
Net unrealized loss on derivative instruments...             --               (3,843)
                                                         ------             --------
Accumulated other comprehensive loss............         $1,250             $(31,111)
                                                         ======             ========

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The effect of the adoption of these pronouncements was a reduction of approximately $2,966 ($4,907 pre-tax) to accumulated other comprehensive income attributable to the net liability to be recorded for cash flow hedges.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002, and accordingly, the Company ceased amortizing goodwill. Upon adoption of SFAS No. 142, the Company recorded a charge of $161,125 (net of a tax benefit of $39,760) as a cumulative effect of a change in accounting principle. The following illustrates what net income (loss) and income (loss) per share would have been had these provisions been adopted for the year ended December 31, 2001:

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

                                                                     Year Ended
                                                                    December 31,
                                                                        2001
                                                                    ------------
Reported net income (loss) ......................................    $(170,844)
   Add back: goodwill amortization ..............................       13,519
                                                                     ---------
   Adjusted net income (loss) ...................................    $(157,325)
                                                                     =========
Income (loss) per share, basic and assuming diluton:
   Reported net income (loss) ...................................    $   (6.72)
   Add back: goodwill amortization ..............................          .53
                                                                     ---------
   Adjusted net income (loss) ...................................    $   (6.19)
                                                                     =========

     Carrying amount of goodwill by segment is as follows:

                                  Performance
                                    Products    Manufacturing   Communications   Consolidated
                                  -----------   -------------   --------------   ------------
Balance at December 31, 2001...    $ 65,765       $154,174        $ 109,036       $ 328,975
Adoption of SFAS No. 142.......     (44,027)       (48,200)        (109,036)       (201,263)
Foreign currency translation...          --             12               --              12
                                   --------       --------        ---------       ---------
Balance at December 31, 2002...      21,738        105,986               --         127,724
Foreign currency translation...          --            236               --             236
Reorganization adjustments.....     (12,657)        37,182               --          24,525
                                   --------       --------        ---------       ---------
Balance at December 31, 2003...    $  9,081       $143,404        $      --       $ 152,485
                                   ========       ========        =========       =========

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and a rescission of FASB Interpretation No. 34," which

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies. The Company has adopted the disclosure requirements of this standard and has included the expanded disclosure in Note 2.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"s)" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses when a company should include in its financial statements the assets and liabilities of unconsolidated VIEs. FIN 46 was effective for VIEs created or acquired after January 31, 2003. The Company is not party to any arrangements with VIEs and thus the adoption of this statement did not have a material impact on the Company's consolidated financial statements. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of the Revised Interpretation did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003. It applies in the first interim period beginning after June 15, 2003, to entities with financial instruments acquired before May 31, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement of recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement is effective for annual and interim periods with fiscal years ending after December 15, 2003. The disclosure

                                  GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

provisions of this statement have been adopted for the period ended December 31, 2003.

     In January 2004, the FASB issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP). The act, signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Presently, authoritative guidance on the accounting for the subsidy has not been issued. The Company has elected a one-time deferral of the accounting for the effects of the act, as permitted by the FSP. This deferral continues to apply until authoritative guidance on the accounting for the federal subsidy is issued.

     Certain prior-period amounts have been reclassified to conform with the current presentation.

Note 3 - Fresh-Start Reporting, Reorganization Items and Liabilities Subject to Compromise

     The Debtors' emergence from bankruptcy proceedings on November 10, 2003 resulted in a new reporting entity and adoption of fresh-start reporting as of that date in accordance with SOP 90-7. As a result of the adoption of fresh-start reporting, the Company's post-emergence financial statements are not comparable with its pre-emergence financial statements. The following table reflects the implementation of the Confirmed Plan and the adjustments recorded to the Company's assets and liabilities to reflect the implementation of the Confirmed Plan and the adjustments of such assets and liabilities to fair value at November 10, 2003, based upon the Company's reorganization value of $550,000 as included in the Confirmed Plan and as approved by the Bankruptcy Court. The Company engaged an independent third party appraisal firm (the "BEV Appraiser") to assist in the determination of the reorganization value of the Company. In preparing its analysis, the BEV Appraiser received certain publicly available historical information and financial statements of the Company, reviewed and discussed with management the Company's overall business plan, including long-term risks and opportunities, evaluated the Company's projections and the assumptions underlying the projections, considered the market value of publicly traded companies that are reasonably comparable to the Company, considered the purchase price paid in acquisitions of comparable companies and made such other analyses as the BEV Appraiser deemed necessary or appropriate for the purposes of the evaluation. The Company determined its reorganization equity value of $282,000 by subtracting the Company's debt of $268,000 on the Effective Date from the reorganization value of $550,000.

     The Company determined that an independent third party appraisal of its various business units and long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets and liabilities at November 10, 2003. The Company engaged an independent third party appraisal firm separate from the BEV Appraiser to assist in the determination of the fair value of the Company's long-term tangible assets and identifiable intangible assets (the "Asset Appraiser"). Based upon the reorganization value of the Company, the Asset Appraiser has provided preliminary detailed analysis of the fair value of the Company's long-term tangible and intangible assets. The fresh-start adjustments included in the table below represent management's preliminary estimate of adjustments necessary to record assets and liabilities at fair value. Any future adjustments would primarily be reclasses among the various categories of long term assets. The Company expects to finalize this allocation in the first fiscal quarter of 2004.

                                  GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Condensed Balance Sheet

                                                                    Debt       Fresh-Start
                                               Predecessor(1)   Discharge(2)   Adjustments(3)   Successor
                                               --------------   ------------   --------------   ----------
Current assets:
   Cash and cash equivalents................     $  128,830       $ (50,943)      $     --      $   77,887
   Receivables, net.........................        179,014              --             --         179,014
   Inventories..............................         99,506              --          4,919         104,425
   Other current assets.....................         26,881          36,532           (107)         63,306
                                                 ----------      ----------       --------      ----------
   Total current assets.....................        434,231         (14,411)         4,812         424,632
Property, plant and equipment, net..........        282,928              --         64,944         347,872
Goodwill....................................        127,959              --         24,526         152,485

Other assets................................         74,749          34,853         63,468         173,070
                                                 ----------      ----------       --------      ----------
   Total assets.............................     $  919,867      $   20,442       $157,750      $1,098,059
                                                 ==========      ==========       ========      ==========
Current liabilities:
   Accounts payable.........................     $   49,456      $       --       $     --      $   49,456
   Accrued liabilities......................        163,476           5,120             --         168,596
   Current portion of long-term debt........         16,050              --             --          16,050
                                                 ----------      ----------       --------      ----------
   Total current liabilities................        228,982           5,120             --         234,102
Long-term debt..............................            883         250,591             --         251,474
Liabilities subject to compromise...........        976,084        (976,084)            --              --
Other liabilities...........................        271,209              --         58,798         330,007
                                                 ----------      ----------       --------      ----------
   Total liabilities........................      1,477,158        (720,373)        58,798         815,583
                                                 ----------      ----------       --------      ----------
Contingently redeemable warrants............             --           6,030             --           6,030
                                                 ----------      ----------       --------      ----------
Equity (deficit)............................       (557,291)        734,785         98,952         276,446
                                                 ----------      ----------       --------      ----------
   Total liabilities and equity (deficit)...     $  919,867      $   20,442       $157,750      $1,098,059
                                                 ==========      ==========       ========      ==========

(1) Represents the balance sheet of the Company at November 10, 2003, prior to emergence from bankruptcy.

(2) Reflects the discharge of liabilities subject to compromise in accordance with the Confirmed Plan. Adjustments include the cash payment primarily to pre-petition secured creditors of $50,900, the issuance of senior term debt (see note 10), and the issuance of new equity to former creditors, including warrants (see note 11). Additionally, other current assets and other assets reflect the reversal of the valuation allowance previously recorded against net domestic deferred tax assets (see Note 6).

(3) Reflects adjustments to record assets and liabilities at fair value as of Effective Date. Significant adjustments include those to record property, plant, and equipment (see note 9), intangible assets (see note 8) and pension and postretirement liabilities (see note 7) at fair value. Additionally, adjustments include those to reflect inventory at fair value less cost to dispose and the deferred tax effects of the fresh-start adjustments.

     Liabilities subject to compromise in the consolidated balance sheet consist of the following items at December 31, 2002:

Accounts payable............................................       $   44,331
Accrued interest payable....................................           17,795

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Accrued liabilities.........................................           12,644
Long-term debt..............................................          921,986
Long-term liabilities.......................................          147,009
                                                                   ----------
                                                                   $1,143,765
                                                                   ==========

     Reorganization items in the consolidated statements of operations consists of the following:

                                                            Periods Ended
                                                     ---------------------------
                                                     November 10,   December 31,
                                                         2003           2002
                                                     ------------   ------------
Professional fees..............................        $  25,625       $ 6,006
Employee costs.................................           20,470         2,528
Interest income................................             (608)         (185)
Settlement of pre-petition liabilities.........           (1,440)         (990)
Write off of unamortized debt issuance costs...           11,730            --
Gain on debt discharge.........................         (380,693)           --
Fresh-start accounting adjustments.............         (104,247)           --
Other..........................................           17,369         4,272
                                                       ---------       -------
                                                       $(411,794)      $11,631
                                                       =========       =======

Note 4 - Special Charges

Restructuring Charges

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

                                                Performance
                                                 Products     Communications   Consolidated
                                                -----------   --------------   ------------
Employee Termination Costs
   Total costs expected to be incurred.......     $ 7,578         $5,083          $12,661
                                                  =======         ======          =======

   Provisions - Restructuring................     $   985         $5,083          $ 6,068
   Provisions - Reorganization items.........       6,000             --            6,000
   Amounts paid..............................      (4,288)           (14)          (4,302)
                                                  -------         ------          -------
   Balance at December 31, 2003..............     $ 2,697         $5,069          $ 7,766
                                                  =======         ======          =======
Facility Exit costs
   Total costs expected to be incurred.......     $ 9,286         $   22          $ 9,308
                                                  =======         ======          =======

   Provisions - Restructuring................     $   191         $   22          $   213
   Provisions - Reorganization items.........       7,949             --            7,949
   Amounts paid..............................      (2,489)           (13)          (2,502)
                                                  -------         ------          -------
   Balance at December 31, 2003..............    $  5,651         $    9         $  5,660
                                                  ========        ======         ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)


     The Company's restructuring programs initiated in prior years have been substantially completed. However, certain costs have payment terms extending beyond 2003. The following tables summarize the Company's liabilities for restructuring programs initiated in prior years:

                                                                Employee
                                                               Termination    Facility
                                                                  Costs      Exit Costs
                                                               -----------   ----------
Balance at December 31, 2001...............................      $ 11,621      $ 4,628
Provisions.................................................        13,152          267
Reclassified to liabilities subject to compromise..........        (1,338)      (2,196)
Amounts paid...............................................        (9,542)      (1,547)
                                                                 --------      -------
Balance at December 31, 2002...............................        13,893        1,152
Reclassification from liabilities subject to compromise....            --          186
Adjustments................................................          (284)        (988)
Amounts paid...............................................       (12,555)        (350)
                                                                 --------      -------
Balance at December 31, 2003...............................      $  1,054      $    --
                                                                 ========      =======

     During 2001, the Company determined that it would close a facility in the manufacturing segment, due to notification received from the facilities' largest customer that it was terminating its contract. Subsequently, the customer has repeatedly delayed the contract termination date. During this time frame, other business conditions at this facility along with other related manufacturing facilities have caused the Company to change its plans for this facility, and continue to operate it. Accordingly, during 2003 the previously recorded facility exit costs of $988 were reversed. Adjustments to employee termination costs of $284 are the result of differences in the estimated costs and the amount ultimately incurred.

Impairment Charges

     During 2003, the Company announced a plan to close a facility in Santiago, Chile, which is included in the communications segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $201 to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based on a number of factors, including an independent appraisal.

     On February 28, 2003, the Company announced a plan to wind down and close operations at its facility in Claymont, Delaware, which is included in the performance products segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $24,661 to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based on a number of factors, including an independent appraisal.

     The Company continued to experience significant declines in its communications businesses resulting in operating losses for several business units in 2002. The Company's revised forecast for these businesses indicated that, based upon continuing diminished prospects in the market served by these

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

operations, the cash flow to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the second quarter of 2002, the Company recorded non-cash impairment charges totaling $22,417 primarily related to fixed assets at two manufacturing facilities in the communications segment. In the third quarter of 2002, the Company recorded non-cash impairment charges totaling $42,402 primarily related to fixed assets in the Company's connectivity products business in the communications segment. The charges were due to unfavorable changes in the principal markets served by these operations. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

     In the early part of 2001, operating losses were experienced in certain of the Company's operations. Additionally, forecasts updated at that time indicated significantly diminished prospects for these operations. As a result of these circumstances, management determined that the long-lived assets of these operations should be assessed for impairment. Based on the outcome of this assessment, the Company recorded a non-cash asset impairment charge of $83,623 in the second quarter of 2001. This charge includes write-downs of fixed assets of $57,298, goodwill and intangible assets of $23,905 and an investment and other long-term assets of $2,420. The second-quarter charge primarily related to nine facilities in the performance products segment totaling $59,185 and certain intangible assets in the communications segment totaling $21,956. The charge for eight of the nine performance products facilities was due to unfavorable changes in the principal markets served by these units. The fair values of the assets of these facilities were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities. The charge for one performance products facility resulted from the facility's principal customer's decision to close its plant. The fair value of the assets at this facility was based upon a number of factors, including a third-party appraisal. The impairment charge for the Company's communications segment is related to certain purchased technologies acquired in 2000 for the purpose of developing new products and services and expanding existing product offerings, and was due to the significant downturn in the telecommunications market to be served by these acquisitions. The Company determined the fair values of the related goodwill and intangible assets using a calculation of the present value of the expected future cash flows. During 2001, development of new products and service offerings based upon these purchased technologies was ultimately discontinued.

     As 2001 progressed, the Company experienced a significant decline in certain other businesses resulting in operating losses for these business units. The Company's revised forecast prepared in the fourth quarter indicated that, based upon diminished prospects in the markets served by certain operations, the cash flows to be generated by these businesses would not be sufficient to recover the carrying value of the long-lived assets at these operations. In the fourth quarter of 2001, the Company recorded additional non-cash impairment charges for long-lived assets totaling $66,410, of which $54,728 related to fixed assets, $8,795 to goodwill and intangibles and $2,887 to an equity investment. The charge primarily related to two facilities in the communications segment totaling $45,753 and two facilities and an equity investment in the manufacturing segment totaling $20,538. The charge for one facility in the manufacturing segment relates to notification by its largest customer in the fourth quarter that the customer was terminating its contract. As a result, management re-evaluated the forecast for this business and deemed it appropriate to test the carrying value of long-lived assets for impairment. The charge was recorded to reduce the carrying value to fair value, as determined using the present value of expected future cash flows. The charge for the other facilities was due to unfavorable changes in the

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

principal markets served by these units. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows.

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

Note 5 - Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted units, using the treasury stock method.

     The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                          Successor
                                           Company               Predecessor Company
                                        ------------   ---------------------------------------
                                        Period Ended   Period Ended   Years Ended December 31,
                                        December 31,   November 10,   ------------------------
                                            2003           2003          2002         2001
                                        ------------   ------------   ----------   -----------
Basic earnings per common share:
   Weighted average common shares
      outstanding....................    10,000,000     25,564,310    25,527,570    25,434,802
                                         ----------     ----------    ----------    ----------
Diluted earnings per common share:
   Weighted average common shares
      outstanding....................    10,000,000     25,564,310    25,527,570    25,434,802
   Options and restricted units......            --            625            --            --
                                         ----------     ----------    ----------    ----------
      Total..........................    10,000,000     25,564,935    25,527,570    25,434,802
                                         ==========     ==========    ==========    ==========

     Warrants, options and restricted units were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the period ended December 31, 2003, there were 2,094,645 warrants outstanding. For the period ending November 10, 2003 and the years ending December 31, 2002 and 2001 there were 2,659,000, 2,922,813 and 2,027,975 options and restricted units outstanding.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Note 6 - Income Taxes

     Income from continuing operations before income taxes is as follows:

                            Successor
                             Company               Predecessor Company
                          ------------   ---------------------------------------
                          Period Ended   Period Ended   Years Ended December 31,
                          December 31,   November 10,   ------------------------
                              2003           2003           2002        2001
                          ------------   ------------     --------   ---------
United States..........      $1,298        $431,701       $(89,931)  $(260,549)
Foreign................       1,654           9,422         (2,996)     14,806
                             ------        --------       --------   ---------
   Total...............      $2,952        $441,123       $(92,927)  $(245,743)
                             ======        ========       ========   =========

     The components of the income tax provision (benefit) are as follows:

                            Successor
                             Company               Predecessor Company
                          ------------   ---------------------------------------
                          Period Ended   Period Ended   Years Ended December 31,
                          December 31,   November 10,   ------------------------
                              2003           2003            2002       2001
                          ------------   ------------      --------   --------
United States:
   Current.............      $   --        $               $ (8,674)  $(20,025)
   Deferred............       1,501         (42,403)        104,238    (43,732)
Foreign:
   Current.............         750           2,871           5,728      6,968
   Deferred............        (489)         (5,669)         (8,703)    (2,120)
State:
   Current.............          --             824           1,166     (7,264)
   Deferred............          98          (8,892)         12,842     (8,726)
                             ------        --------        --------   --------
   Total...............      $1,860        $(53,269)       $106,597   $(74,899)
                             ======        ========        ========   ========

     A summary of the components of deferred tax assets and liabilities is as follows:

                                          Successor Company   Predecessor Company
                                          -----------------   -------------------
                                             December 31,         December 31,
                                                 2003                 2002
                                             ------------         ------------
Net operating loss carry forwards......        $ 18,034             $ 30,439
Postretirement benefits................          75,932               37,030
Nondeductible accruals.................          60,933               71,851
Goodwill...............................          49,271               38,668
Foreign operations.....................          15,759                6,044
Deferred tax on comprehensive income...              --               16,838
Other..................................           3,872                9,600
                                               --------             --------
   Deferred tax assets.................         223,801              210,470
                                               --------             --------
Intangibles............................          29,262                   --
Property, plant and equipment..........          70,299               20,848
Other..................................           6,661                   --
                                               --------             --------
   Deferred tax liabilities............         106,222               20,848
Valuation allowance....................          20,785              148,861
                                               --------             --------
   Net deferred tax assets.............       $  96,794             $ 40,761
                                              =========             ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)


     At December 31, 2003 and 2002, the Company had deferred tax assets of $15,759 and $6,044 related to foreign tax credits, for which a full valuation allowance had been provided. Net operating loss carryforwards in the United States expire 2003 through 2017. Net operating loss carryforwards in Germany do not expire. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax planning strategies, the Company concluded that it was more likely than not that it would not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $143 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. On November 10, 2003, the Company emerged from Chapter 11 and for the period ended November 10, 2003 recorded income of $381 million related to the discharge of indebtedness. The Company recorded tax expense for the period ended November 30, 2003 of $74 million on this income, which represents a non-cash charge related to a reduction in the value of the Company's tax basis in its assets as required by the Internal Revenue Code which will effectively increase the Company's taxable income over the next several years. As a result of this discharge of indebtedness the Company will have significantly lower interest expense in future periods, and based upon projections of the Company's future domestic taxable income, the Company concluded that it is more likely than not it now will be able to realize its domestic net deferred tax assets. Accordingly, during the period ended November 10, 2003 the Company recorded a decrease in its valuation allowance of $138 million effectively restoring the carrying value of its domestic net deferred tax asset. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

     The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                  Successor
                                                   Company               Predecessor Company
                                                ------------   ---------------------------------------
                                                Period Ended   Period Ended   Years Ended December 31,
                                                December 31,   November 10,   ------------------------
                                                    2003           2003             2002     2001
                                                ------------   ------------        -----    -----
U.S. federal statutory rate..................       35.0%          35.0%           (35.0)%  (35.0)%
State income taxes, net of federal benefit...        3.4            0.2             (4.4)    (4.2)
Tax effect of foreign operations.............       23.2           (0.8)             3.5      5.8
Non-deductible goodwill......................         --             --               --      3.5
Valuation allowance..........................         --          (26.7)           151.7       --
Impact of attribute reduction................         --          (13.4)              --       --
                                                                                            -----
Fresh Start adjustment.......................         --           (6.1)              --       --
                                                                                            -----
Other........................................        1.4           (0.3)            (1.1)    (0.6)
                                                    ----          -----            -----    -----
   Total.....................................       63.0%         (12.1)%          114.7%   (30.5)%
                                                    ====          =====            =====    =====

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Contiuned)
                  (Dollars in thousands, except per share data)

     In connection with the Spinoff, GenTek entered into a tax sharing agreement with GCG which requires GenTek to indemnify and hold harmless GCG for consolidated tax liabilities, without limitation, attributable to periods before the Spinoff.

Note 7 - Pension Plans and Other Postretirement Benefits

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

     The Company also sponsors several defined contribution pension plans covering certain employees in Canada, Hong Kong and the United States. The Company's contributions are based upon a formula utilizing an employee's credited service and average annual salary. Vesting requirements are from two to five years. The Company's cost to provide this benefit was $334, $795, $1,132, and $1,217 for the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002 and 2001, respectively.

     The Company also maintains several plans providing postretirement benefits other than pensions covering certain hourly and salaried employees in Canada and the United States. The Company funds these benefits on a pay-as-you-go basis.

     Accruals for pension and other post-retirement benefit costs utilize a number of accounting mechanisms that reduce the volatility of reported costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, the impact of asset performance on pension expense is recognized over a five-year phase-in period though a "market-related" value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

United States:

                                                Pension Benefits                          Other Postretirement Benefits
                                -----------------------------------------------  --------------------------------------------
                                  Successor                                        Successor
                                   Company            Predecessor Company           Company          Predecessor Company
                                -------------  --------------------------------  ------------  ------------------------------
                                    Period        Period         Years Ended        Period        Period        Years Ended
                                    Ended          Ended         December 31,        Ended         Ended       December 31,
                                 December 31,  November 10,  ------------------  December 31,  November 10,  ----------------
                                     2003           2003       2002      2001         2003          2003       2002     2001
                                -------------  ------------  --------  --------  ------------  ------------  -------  -------
Components of net periodic
   benefit cost:
   Service cost ..............     $ 1,262        $ 3,686    $  4,167  $  3,825       $235         $1,034     $1,108   $1,016
   Interest cost .............       3,209          9,375      12,138    11,529        691          3,038      3,573    3,170
   Expected return on plan
      assets ...................    (3,052)        (8,916)    (14,649)  (14,075)        --             --         --       --
Amortization of net:
      Prior service cost .......        --            249         300       346         --           (652)      (782)    (739)
      (Gain)/loss ..............        --            214        (371)     (778)        --            (19)        30     (428)
                                   -------        -------    --------  --------       ----         ------     ------   ------
   Net periodic benefit cost ...   $ 1,419        $ 4,608    $  1,585  $    847       $926         $3,401     $3,929   $3,019
                                   =======        =======    ========  ========       ====         ======     ======   ======

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Contiuned)
                  (Dollars in thousands, except per share data)


     In addition, during 2003 the Company closed two plant facilities which resulted in curtailment losses recognized of $206 and $2,382 for the pension and other post-retirement benefit plans, respectively, and contractual termination benefits of $6,289 for the pension plan. These amounts were recognized as a component of reorganization items, net.

                                                                                         Other
                                                            Pension Benefits     Postretirement Benefits
                                                               December 31,           December 31,
                                                         ---------------------   -----------------------
                                                            2003        2002         2003       2002
                                                         ---------   ---------     --------   --------
Change in benefit obligation:
   Benefit obligation at prior measurement date ......   $ 196,034   $ 172,139     $ 58,012   $ 51,440
   Service cost ......................................       4,948       4,167        1,269      1,108
   Interest cost .....................................      12,584      12,138        3,729      3,573
   Actuarial loss ....................................      26,281      17,776       10,600      5,871
   Benefits paid .....................................     (10,405)     (9,947)      (4,023)    (3,539)
   Plan amendments ...................................          --        (239)          --       (441)
   Curtailments ......................................      (1,659)         --        2,729         --
   Special termination benefits ......................       6,289          --           --         --
                                                         ---------   ---------     --------   --------
   Benefit obligation at measurement date ............   $ 234,072   $ 196,034     $ 72,316   $ 58,012
                                                         =========   =========     ========   ========
Change in plan assets:
   Fair value of assets at prior measurement date ....   $ 123,945   $ 145,162     $     --   $     --
   Actual return on plan assets ......................      17,582     (12,114)          --         --
   Employer contributions ............................       1,268         844        4,023      3,539
   Benefits paid .....................................     (10,405)     (9,947)      (4,023)    (3,539)
                                                         ---------   ---------     --------   --------
   Fair value of assets at measurement date ..........   $ 132,390   $ 123,945     $     --   $     --
                                                         =========   =========     ========   ========
Reconciliation of funded status:
   Funded status .....................................   $(101,682)  $ (72,089)    $(72,316)  $(58,012)
   Unrecognized net:
      Prior service cost .............................          --       1,619           --     (1,785)
      (Gain)/loss ....................................      (1,419)     48,191         (350)     5,130
                                                         ---------   ---------     --------   --------
   Net amount recognized .............................   $(103,101)  $ (22,279)    $(72,666)  $(54,667)
                                                         =========   =========     ========   ========

     The accumulated benefit obligations for the defined benefit pension plans were $204,733 and $171,662 at December 31, 2003 and 2002, respectively. All defined benefit pension plans included above had aggregate benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2003 and 2002.

     The weighted-average assumptions used to determine benefit obligations for the plans were:

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Contiuned)
                  (Dollars in thousands, except per share data)

                                                          2003    2002    2001
                                                          ----   -----   -----

Discount rate..........................................     6%   6 1/2%  7 1/4%
Average rate of increase in employee compensation......     5%       5%      5%

     The weighted-average assumptions used to determine net periodic benefit cost for the plans were:

                                                           2003    2002    2001
                                                          -----   -----   -----
Discount rate..........................................   6 1/2%  7 1/4%  7 1/2%
Long-term rate of return on assets.....................       8%      9%      9%
Average rate of increase in employee compensation......       5%      5%      5%

     The expected long-term rate of return on assets is developed based upon the expected future return of asset classes the plans invest in, along with the expected future mix of investments in the pension trusts. The Company considers historical returns of the pension assets, independent market forecasts and management estimates when developing the expected long-term rate of return on assets.

     The health care cost trend rate used in accounting for the medical plans was 11 percent in 2003 (decreasing to 6 percent in the year 2009 and beyond) and 10 percent in 2002 (decreasing to 6 percent in the year 2007 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $5,845 at year-end 2003 and the net periodic cost by $503 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $6,280 at year-end 2003 and the net periodic cost by $539 for the year.

     The dates used to measure plan assets and liabilities were October 31, 2003 and 2002 for all plans.

     The pension trust's weighted-average asset allocations at October 31, 2003 and 2002 were:

                        2003   2002
                        ----   ----
Asset Category
--------------
   Debt securities       54%    63%
   Equity securities     44%    36%
   Real estate            2%     1%
                        ---    ---
                        100%   100%
                        ===    ===

     The Company's investment policy for its pension trusts is to balance risk and return through a diversified portfolio of fixed income securities, equity securities and private equity investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. In 2004, the company expects to contribute approximately $21 million to its U.S. pension plan trusts.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Contiuned)
                  (Dollars in thousands, except per share data)

Foreign:


                                                  Pension Benefits                       Other Postretirement Benefits
                                   ----------------------------------------------   -------------------------------------------
                                   Successor                                        Successor
                                    Company             Predecessor Company          Company          Predecessor Company
                                   ---------   ----------------------------------   ---------   -------------------------------
                                      Period        Period         Years Ended         Period        Period       Years Ended
                                       Ended         Ended         December 31,        Ended          Ended       December 31,
                                   December 31,  November 10,  ------------------   December 31,  November 10,  ---------------
                                       2003          2003         2002      2001       2003           2003        2002    2001
                                   ------------  ------------  --------  --------  -------------  ------------  -------  ------
Components of net periodic
   benefit cost:
   Service cost ................      $ 102         $   508     $   630   $   590      $ 5           $ 24        $16      $14
   Interest cost ...............        598           2,992       2,980     2,774       24            119         74       64
   Expected return on plan
      assets ...................       (123)           (614)       (705)     (786)      --             --         --       --
Amortization of net:
      Prior service cost .......         --               6           6         6       --             --         --       --
      (Gain)/loss ..............         --             321         141        --       --             57          7       --
                                      -----         -------     -------   -------      ---           ----        ---      ---
   Net periodic benefit cost ...      $ 577         $ 3,213     $ 3,052   $ 2,584      $29           $200        $97      $78
                                      =====         =======     =======   =======      ===           ====        ===      ===

                                                          Pension Benefits    Other Postretirement Benefits
                                                            December 31,               December 31,
                                                        -------------------   -----------------------------
                                                          2003       2002             2003      2002
                                                        --------   --------         -------   -------
Change in benefit obligation:
   Benefit obligation at prior measurement date .....   $ 58,491   $ 49,175         $ 1,818   $   909
   Service cost .....................................        610        630              29        16
   Employee contributions ...........................         40        130              --        --
   Interest cost ....................................      3,590      2,980             143        74
   Actuarial loss ...................................        947         47             522       853
   Foreign currency translation .....................     11,938      8,277             435         9
   Benefits paid ....................................     (3,534)    (2,748)            (60)      (43)
                                                        --------   --------         -------   -------
   Benefit obligation at measurement date ...........   $ 72,082   $ 58,491         $ 2,887   $ 1,818
                                                        ========   ========         =======   =======
Change in plan assets:
   Fair value of assets at prior measurement date ...   $  8,328   $  8,198         $    --   $    --
   Actual return on plan assets .....................      1,239     (1,068)             --        --
   Employer contributions ...........................      4,397      3,063              60        43
   Employee contributions ...........................         40        130              --        --
   Foreign currency translation .....................      1,923        753              --        --
   Benefits paid ....................................     (3,534)    (2,748)            (60)      (43)
                                                        --------   --------         -------   -------
   Fair value of assets at measurement date .........   $ 12,393   $  8,328         $    --   $    --
                                                        ========   ========         =======   =======
Reconciliation of funded status:
   Funded status ....................................   $(59,689)  $(50,163)        $(2,887)  $(1,818)
   Unrecognized net:
      Prior service cost ............................         --         20              --        --
      Loss ..........................................         --      4,687              --       856
                                                        --------   --------         -------   -------
   Net amount recognized ............................   $(59,689)  $(45,456)        $(2,887)  $  (962)
                                                        ========   ========         =======   =======

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share date)

     The accumulated benefit obligations for the defined benefit plans were $71,072 and $57,024 at December 31, 2003 and 2002, respectively. For pension plans included above with aggregate benefit obligations and accumulated benefit obligations in excess of plan assets, at December 31, 2003 and 2002, the projected benefit obligations were $66,912 and $54,557, respectively, the accumulated benefit obligations were $66,092 and $53,364, respectively, and the fair values of plan assets for these plans were $6,927 and $4,537, respectively.

     The weighted-average assumptions used to determine benefit obligations for the plans were:

                                                        2003    2002   2001
                                                       -----   -----   ----
Discount rate.......................................   5 3/4%  5 3/4%   6%
Average rate of increase in employee compensation...   3 3/4%  3 3/4%   5%

     The weighted-average assumptions used to determine net periodic benefit cost for the plans were:

                                                        2003    2002   2001
                                                       -----   -----   ----
Discount rate.......................................   5 3/4%      6%   6%
Long-term rate of return on assets..................       8%  8 1/2%   9%
Average rate of increase in employee compensation...   3 3/4%      5%   5%

     The health care cost trend rate used in accounting for the medical plan was 11 percent in 2003 (decreasing to 6 percent in the year 2009 and beyond) and 10 percent in 2002 (decreasing to 5 percent in the year 2010 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $543 at year-end 2003 and the net periodic cost by $37 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $439 at year-end 2003 and the net periodic cost by $29 for the year.

     The dates used to measure plan assets and liabilities were October 31, 2003 and 2002 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

Note 8 - Commitments and Contingencies

     Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003 are as follows:

Years Ending
December 31,
------------
2004..........   $ 9,039
2005..........     6,248
2006..........     4,974
2007..........     4,122
2008..........     2,980
thereafter....       833
                 -------
                 $28,196
                 =======

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share date)

     Rental expense for the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002 and 2001 was $2,502, $13,879, $17,982, and $20,355, respectively.

Environmental Matters

     Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters do not include third-party recoveries nor have they been discounted. Activity in the aggregate accrued liability for environmental matters is summarized as follows:

                                      2003     2002
                                    -------   -------
Balance at beginning of period...   $27,363   $24,657
Accruals.........................     4,265     4,491
Payments.........................    (1,640)   (1,933)
Foreign exchange and other.......       269       148
                                    -------   -------
Balance at end of period.........   $30,257   $27,363
                                    =======   =======

Product Warranties

     Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized. Activity in the aggregate product warranty liability is summarized as follows:

                                     2003     2002
                                    ------   ------
Balance at beginning of period...   $7,113   $6,119
Accruals.........................      675    2,711
Payments.........................     (745)    (968)
Adjustments and other............     (500)    (749)
                                    ------   ------
Balance at end of period.........   $6,543   $7,113
                                    ======   ======

Contingencies

     The Company is involved in various claims, litigation, administrative proceedings and investigations. Although the amount of any ultimate liability which could arise with respect to these

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share date)

matters cannot be accurately predicted, it is the opinion of management, based upon currently available information, that any such liability will have no material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 9 - Additional Financial Information

                                                           Successor     Predecessor
                                                            Company        Company
                                                         ------------   ------------
                                                         December 31,   December 31,
                                                             2003           2002
                                                         ------------   ------------
Receivables
   Trade..............................................     $168,508       $189,281
   Other..............................................       12,545         18,822
   Allowance for doubtful accounts....................      (17,100)       (22,278)
                                                           --------       --------
                                                           $163,953       $185,825
                                                           ========       ========

                                                           Successor     Predecessor
                                                            Company        Company
                                                         ------------   ------------
                                                         December 31,   December 31,
                                                             2003           2002
                                                         ------------   ------------
Inventories
   Raw materials......................................     $ 38,090       $ 41,003
   Work in process....................................       18,088         16,363
   Finished products..................................       43,774         42,077
   Supplies and containers............................        3,066          5,275
                                                           --------       --------
                                                           $103,018       $104,718
                                                           ========       ========

         Inventories valued at LIFO amounted to $13,852 and $27,011 at December 31, 2003 and 2002, respectively, which were above and (below) estimated replacement cost by $1 and $(1,114), respectively. The impact of LIFO liquidations in 2003, 2002 and 2001 was not significant.

                                                           Successor     Predecessor
                                                            Company        Company
                                                         ------------   ------------
                                                         December 31,   December 31,
                                                             2003          2002
                                                         ------------   ------------
Property, Plant and Equipment
   Land and improvements..............................     $ 63,813       $ 39,437
   Machinery and equipment............................      217,951        525,797
   Buildings and leasehold improvements...............       52,476         93,346
   Construction in progress...........................       28,242         48,883
                                                           --------       --------
                                                            362,482        707,463
   Less:  accumulated depreciation and amortization...        5,828        398,638
                                                           --------       --------
                                                           $356,654       $308,825
                                                           ========       ========



                                       -85

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share date)

                                             Successor Company
                                          ----------------------
                                             December 31, 2003
                                          ----------------------
                                           Accumulated               Weighted
                                 Gross    Amortization     Net     Average Life
                                -------   ------------   -------   ------------
Intangible Assets
Patents                         $12,940       $120       $12,820    13 1/2years
Customer Related                 39,000        613        38,387      8 years
                                -------       ----       -------
                                 51,940        733        51,207
Trademarks - indefinite lived    22,000         --        22,000
                                -------       ----       -------
                                $73,940       $733       $73,207
                                =======       ====       =======

     In conjunction with the adoption of fresh-start accounting (see note 3), the Company has allocated a portion of the reorganization value to reflect identifiable assets at estimated fair values. During the period of successor company operations, the Company recognized $733 of amortization expense. The estimated amortization expense for each of the next 5 years is $6,200 annually. At December 31, 2002, the Company has $1,470 of intangible assets comprised primarily of non-compete agreements, which were being amortized over five years.

                                         Successor     Predecessor
                                          Company        Company
                                       ------------   ------------
                                       December 31,   December 31,
                                           2003           2002
                                       ------------   ------------
Accrued Liabilities
   Wages, salaries and benefits.....     $ 34,668       $ 33,740
   Pension obligations..............       19,266            219
   Employee termination costs.......        8,819         12,565
   Bankruptcy obligations...........       14,944          4,752
   Taxes, other than income taxes...        6,678          6,982
   Other............................       65,983         70,456
                                         --------       --------
                                         $150,358       $128,714
                                         ========       ========

Note 10 - Long-Term Debt

                                                               Successor     Predecessor
                                                                Company        Company
                                                             ------------   ------------
                                                             December 31,   December 31,
                                                Maturities       2003           2002
                                                ----------   ------------   ------------
Revolving credit facility - floating rates...       2008       $     --       $     --
Senior term notes............................       2008        250,000             --
Bank term loans - floating rates.............    2003-2007           --        463,401
Revolving credit facility - floating rate....       2005             --        264,718
Senior Subordinated Notes - 11%..............       2009             --        193,867
Other debt - floating rate...................    2003-2018       13,814         17,543
                                                               --------       --------
   Total debt................................                   263,814        939,529
   Less:  current portion....................                    12,552         15,091
   Liabilities subject to compromise.........                        --        921,986
                                                               --------       --------
   Net long-term debt........................                  $251,262       $  2,452
                                                               ========       ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     Aggregate maturities of long term debt are as follows: 2004, $12,552; 2005, $619; 2006, $360; 2007, $25; 2008, $250,025; thereafter, $233.

     On November 10, 2003, GenTek, substantially all of GenTek's domestic subsidiaries, and Noma Company (collectively, "the Borrowers") entered into a $125 million Revolving Credit Facility which matures on November 10, 2008. The facility includes a letter of credit sub-limit of $60 million. The facility is secured by a first priority lien on substantially all of the assets of the Borrowers and 65 percent of the stock of first-tier foreign subsidiaries. The facility bears interest at variable rates based on a base rate or LIBOR plus an applicable margin. The current margins are 1.5 percent for base rate borrowings and 2.5 percent for LIBOR borrowings. The margins are subject to periodic adjustment based upon the financial performance of the Company.

     In addition, on November 10, 2003, the Company issued $250 million of senior term debt under the Senior Term Loan Agreement which matures on November 10, 2008. The debt is guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, and is secured by second-priority liens on substantially all of the assets of the Company and its direct and indirect domestic subsidiaries and 65 percent of the stock of first-tier foreign subsidiaries. The debt bears interest at variable rates based on LIBOR plus 4.5 percent, subject to a LIBOR floor of 1.5 percent. The rate in effect at December 31, 2003 was 6.0 percent.

     The above debt facilities contain debt covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain asset sale proceeds must be used to repay indebtedness and, beginning in 2005, the Senior Term Loan Credit Agreement provides that the majority of any "excess cash flow" generated in the prior year be used to prepay the senior term debt.

     On October 11, 2002, the Company and 31 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of a bankruptcy petition resulted in an immediate acceleration of the principal amount and accrued and unpaid interest on the Company's senior credit facility and 11% Senior Subordinated Notes. Outstanding balances for the pre-petition senior credit facility and the 11% Senior Subordinated Notes were reclassified to liabilities subject to compromise. On the Effective Date, this debt was discharged in accordance with the terms of the Confirmed Plan. See Note 1 for further discussion of the Company's bankruptcy. The interest rate in effect for the pre-petition revolving credit facility at December 31, 2002 was 5.8 percent. The weighted average interest rate in effect for the term loans at December 31, 2002 was 6.3 percent. The facility was secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries, 65 percent of the capital stock of the Company's foreign subsidiaries and a security interest in certain real property, intellectual property and other assets of the Company in the United States and Canada.

     Commitment fees paid for the Company's credit facilities were $54, $92, and $624 for the period ended November 10, 2003, and the years ended December 31, 2002, and 2001, respectively. The unused letter of credit balance available under the Company's credit facilities was $24,322 and $330 at December 31, 2003 and 2002, respectively.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Note 11 - Capital Stock

     On the Effective Date all existing equity securities of the Company were cancelled and the Company issued 10,000,000 shares of common stock, no par value. The common stock is subject to certain restrictions on transfer which generally prohibit the transfer of common stock by a holder who holds or would hold more than 4.75 percent of the total value of our outstanding equity securities without the prior written consent of our board of directors. These restrictions will remain in effect until the earlier of November 10, 2005 or the date that the board of directors determines that such restrictions are no longer necessary to protect certain tax benefits.

     In addition, the Company issued the following warrants:

                     Number of shares covered   Strike Price    Expiration Date
                     ------------------------   ------------   -----------------
Tranche A                    1,173,184             $58.50      November 10, 2006
Tranche B                      619,095             $64.50      November 10, 2008
Tranche C                      302,366             $71.11      November 10, 2010

     The terms of the Tranche A warrants contain a contingent redemption feature, which is triggered by a sale of all or substantially all of the assets of the communications business. Accordingly, these warrants have been classified as temporary equity.

     The Company's previously issued authorized capital stock consisted of 100,000,000 shares of Common Stock, par value $.01 per share, of which 21,439,310 were outstanding at December 31, 2002, and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which had ten votes per share, were subject to significant restrictions on transfer and was convertible at any time into Common Stock on a share-for-share basis, of which 3,896,860 shares were outstanding at December 31, 2002. The Common Stock and Class B Common Stock were substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

Note 12 - Stock Incentive Plans

     On the Effective Date, the Company adopted a new management and directors incentive plan, under which stock options, restricted stock and other stock-based awards may be granted to employees, officers, and directors. As of December 31, 2003, no awards had been made under this plan and there were 1,000,000 shares authorized and available for grant.

     All awards issued under prior incentive plans were cancelled on the effective date. The Company had several long-term incentive plans pursuant to which stock options and other equity-related incentive awards were granted to officers, non-employee directors and other key people. Compensation cost (income) recorded for stock-based compensation under those plans was $(3), $(525), and $(86), for the period ended November 10, 2003 and the years ended December 2002, and 2001, respectively.

     Information with respect to all stock options is summarized below:

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

                                        2003                      2002                   2001
                             --------------------------   --------------------   --------------------
                                                                      Weighted               Weighted
                                            Weighted                   Average               Average
                                            Average                   Exercise               Exercise
                              Shares     Exercise Price     Shares      Price      Shares     Price
                             ---------   --------------   ---------   --------   ---------   --------
Outstanding at
   beginning of year......   2,841,000       $11.66       3,004,000    $11.60    3,100,700    $12.32
Options granted...........          --           --              --        --      313,000      2.62
Options exercised.........          --           --              --        --       21,900      9.43
Options cancelled.........   2,841,000        11.66         163,000     10.56      387,800     10.26
                             ---------                    ---------              ---------
Outstanding at end
   of year................          --       $   --       2,841,000    $11.66    3,004,000    $11.60
                             =========                    =========              =========
Exercisable at end
   of year................          --       $   --       1,950,200    $12.45    1,387,400    $13.26

Note 13 - Financial Instruments

Investments

     All marketable equity securities are classified as available-for-sale, with net unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). At December 31, 2003 and 2002, there were no marketable equity securities held by the Company. Realized gains and losses are determined on the average cost method. Sales of investments were as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                          2003   2002    2001
                                                          ----   ----   ------
Proceeds.............................................      $--   $561   $4,582
Gross realized gains.................................       --     --   $1,123
Gross realized losses................................       --   $386   $  564

Swap Agreements

     The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate to fixed-rate debt in order to reduce the Company's exposure to movements in interest rates and achieve a desired proportion of variable versus fixed-rate debt. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. All swap agreements in effect in 2001 and 2002 had been designated as cash flow hedges, and all were 100 percent effective. As a result, there is no impact to earnings due to hedge ineffectiveness. As a result of the Filing, the Company discontinued hedge accounting for its interest rate swaps since it was no longer probable that the forecasted variable interest payments would occur. Additionally, a charge of $4,272 was recorded in reorganization items, which represents amounts which would have been reclassified from accumulated other comprehensive income amounts to the statement of operations had interest payments been made during the estimated period of time the Company will be reorganizing under Chapter 11. The Company's Swap agreements were terminated in conjunction with our emergence from Chapter 11. There were no Swaps outstanding as of December 31, 2003.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Fair Value of Financial Instruments

                                         Successor Company    Predecessor Company
                                        -------------------   -------------------
                                         December 31, 2003     December 31, 2002
                                        -------------------   -------------------
                                        Carrying    Fair      Carrying    Fair
                                         Amount     Value      Amount     Value
                                        --------   --------   --------   --------
Long-term debt.......................   $263,814   $263,814   $939,529   $442,657

     The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term debt was based on quoted market prices for traded debt and discounted cash flow analyses on its nontraded debt.

Note 14 - Geographic and Industry Segment Information

     GenTek operates through three primary business segments: manufacturing, performance products and communications. The business segments were determined based on several factors including products and services provided and markets served. Each segment is managed separately. The manufacturing segment provides a broad range of engineered components and services to the automotive, appliance and electronic and industrial markets. The performance products segment manufactures a broad range of products and services to four principal markets: environmental services, pharmaceutical and personal care, chemical processing and technology. The communications segment is a global provider of products, systems and services, including copper and fiber-optic cabling and connection products, for local and wide area data and communications networks. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Industry segment information is summarized as follows:

                                                 Net Revenues                                Operating Profit (Loss)
                           --------------------------------------------------  -----------------------------------------------
                             Successor                                           Successor
                              Company             Predecessor Company             Company             Predecessor Company
                           ------------  ------------------------------------  ------------  ---------------------------------
                              Period        Period           Years Ended          Period        Period          Years Ended
                              Ended         Ended            December 31,         Ended         Ended           December 31,
                           December 31,  November 10,  ----------------------  December 10,  November 10,  -------------------
                              2003           2003         2002        2001         2003          2003        2002      2001
                           ------------  ------------  ----------  ----------  ------------  ------------  --------  ---------
Manufacturing............    $ 52,855      $ 373,002   $  477,113  $  478,488     $ 3,664     $  33,444    $ 44,807  $ (10,831)
Performance Products.....      39,945        295,980      357,427     360,927       3,508        (2,833)     28,657    (30,444)
Communications...........      49,395        287,913      293,993     405,005          29         2,156     (89,519)  (119,108)
                             --------      ---------   ----------  ----------     -------     ---------    --------  ---------
   Total segments........     142,195        956,895    1,128,533   1,244,420       7,201        32,767     (16,055)  (160,383)
Eliminations and other
   corporate expenses....          --             --          --           --      (1,878)       (6,698)     (9,016)   (12,363)
                             --------      ---------   ----------  ----------     -------     ---------    --------  ---------
Consolidated.............    $142,195      $ 956,895   $1,128,533  $1,244,420     $ 5,323     $  26,069     (25,071)  (172,746)
                             ========      =========   ==========  ==========     =======     =========
Interest expense.........                                                           2,685         1,637      60,135     74,980
Other (income),
   expense net...........                                                            (314)     (416,691)      7,721     (1,983)
                                                                                  -------     ---------    --------  ---------
Consolidated income
   (loss) before income
   taxes and cumulative
   effect of a change in
   accounting principle..                                                         $ 2,952     $ 441,123    $(92,927) $(245,743)
                                                                                  =======     =========    ========  =========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

                                       Capital Expenditures                      Depreciation and Amortization
                           --------------------------------------------  --------------------------------------------
                             Successor                                     Successor
                              Company          Predecessor Company          Company          Predecessor Company
                           ------------  ------------------------------  ------------  ------------------------------
                              Period        Period       Years Ended        Period        Period       Years Ended
                              Ended          Ended       December 31,       Ended         Ended        December 31,
                           December 31,  November 10,  ----------------  December 10,  November 10,  ----------------
                              2003           2003        2002     2001       2003          2003        2002     2001
                           ------------  ------------  -------  -------  ------------  ------------  -------  -------
Manufacturing...........      $ 2,319       $ 6,449    $15,855  $12,383     $3,005        $14,783    $16,891  $23,043
Performance Products....        5,517        18,516     23,808   20,510      1,167         10,134     15,236   21,199
Communications..........        2,716         5,592     12,777   44,841      2,442         12,466     15,528   24,071
Corporate...............           --             7         --       44         89             14        248        4
                              -------       -------    -------  -------     ------        -------    -------  -------

Consolidated............      $10,552       $30,564    $52,440  $77,778     $6,703        $37,397    $47,903  $68,317
                              =======       =======    =======  =======     ======        =======    =======  =======

                                                      Identifiable Assets
                                                  ---------------------------
                                                    Successor    Predecessor
                                                     Company       Company
                                                  ------------   ------------
                                                  December 31,   December 31,
                                                      2003           2003
                                                  ------------   ------------
Manufacturing (1)..............................    $  418,152      $369,415
Performance Products...........................       277,690       249,326
Communications.................................       279,871       258,595
Corporate......................................        91,096        79,649
                                                   ----------      --------
Consolidated...................................    $1,066,809      $956,985
                                                   ==========      ========

----------
(1) Includes equity method investments of $19,112 and $18,274, respectively.

         Geographic area information is summarized as follows:

                                                 External Revenues(1)                    Long-Lived Assets(2)
                            ------------------------------------------------------   ---------------------------
                              Successor                                                Successor    Predecessor
                               Company               Predecessor Company                Company        Company
                            ------------   ---------------------------------------   ------------   ------------
                            Period Ended   Period Ended   Years Ended December 31,
                              December       November     ------------------------   December 31,   December 31,
                              31, 2003       10, 2003        2002          2001          2003           2002
                            ------------   ------------   ----------    ----------   ------------   ------------
United States............     $ 86,470       $581,896     $  743,020    $  811,788     $369,513       $276,705
Canada...................       16,304        109,714        123,483        99,647      188,925        112,881
Other Foreign............       39,421        265,285        262,030       332,985       51,358         73,682
                              --------       --------     ----------    ----------     --------       --------
Consolidated.............     $142,195       $956,895     $1,128,533    $1,244,420     $609,796       $463,268
                              ========       ========     ==========    ==========     ========       ========

----------
(1) Revenues are attributed to geographic areas based on the locations of customers.

(2) Represents all non-current assets except deferred tax assets and financial instruments.

Note 15 - Related Party Transactions

Management Agreement

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     The Company was party to a management agreement with Latona Associates Inc., which is controlled by a former stockholder of the Company, under which the Company received corporate supervisory and administrative services and strategic guidance. Latona waived its right to be paid during the Chapter 11 proceedings. All amounts due to Latona for this period, totaling $4,325, were recorded as a capital contribution. The Company was charged $5,017 and $4,864, for the years 2002 and 2001, respectively. The original management agreement was terminated on the Effective Date. Subsequently, the Company and Latona entered into a new management support services agreement with a one-year term. Pursuant to this agreement, the Company was charged $1,950 during the period ending December 31, 2003.

Other Transactions

     GenTek provides GCG with certain administrative services pursuant to a transition support agreement entered into in connection with the Spinoff. For the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002, and 2001, GenTek charged GCG $273, $1,173, $1,383, and
$1,355, respectively, related to this agreement. GCG supplies soda ash and calcium chloride to GenTek. For the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002, and 2001, purchases from GCG amounted to $458, $2,252, $2,794, and $4,036, respectively.

     GenTek provides Prestolite Wire Corporation ("Prestolite"), a company controlled by a former stockholder of the Company, with corporate and administrative services, pursuant to a management agreement. For the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002 and 2001, GenTek charged Prestolite $313, $1,568, $2,078 and $2,529, respectively. GenTek and Prestolite buy and sell certain wire and cable products from each other. Purchases from Prestolite for the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002 and 2001 were $497, $3,355, $11,021 and $9,805, respectively. Sales to Prestolite for the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002 and 2001 were $2,149, $7,559, $3,761 and $2,613, respectively.
In addition, the Company permits Prestolite to utilize a portion of its Nogales, Arizona warehouse, for which Prestolite currently pays the Company a portion of the cost of leasing and operating the facility. Payments from Prestolite for the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002 and 2001 were $40, $197, $228 and $165, respectively. Certain of Prestolite's insurance is written under the Company's policies. Prestolite pays its ratable share of the Company's premium for this insurance. Payments from Prestolite for the period ended November 10, 2003 and the years ended December 31, 2002 and 2001 were $16, $268 and $111, respectively. Prestolite permits one of the Company's subsidiaries to share its Southfield, Michigan corporate location. The Company pays Prestolite 25 percent of the cost of leasing and operating the Southfield premises. Payments by the Company for the periods ended December 31, 2003 and November 10, 2003 and the years ended December 31, 2002 and 2001 were $26, $127, $113 and $76, respectively.

Note 16 - Subsequent Events

     On March 25, 2004, the Company signed a definitive agreement to sell its Krone communications business for $291 million in cash. The transaction is expected to close during the second quarter and is subject to customary conditions including regulatory and other approvals. The

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

business sold will be classified as discontinued operations during the first quarter of 2004. The carrying amount as of December 31, 2003 of the major classes of assets and liabilities included in the transaction are as follows:

Current assets..................   $114,163
Property, plant and equipment...     72,073
Other assets....................     59,261
Current liabilities.............     69,057
Non-current liabilities.........     94,445

     If and when this transaction is completed, the Company expects to record a material gain, although the amount of this gain cannot currently be precisely determined.


Note 17 - Unaudited Quarterly Information

                                                                                       Successor
                                                Predecessor Company                     Company
                                --------------------------------------------------     ---------
                                                                           Period        Period
                                                2003                        Ended        Ended
                                ------------------------------------      November      December
                                  First        Second        Third        10, 2003      31, 2003
                                --------      --------      --------      --------     ---------
Net revenues.................   $264,636      $281,236      $276,141      $134,882     $142,195
Gross profit.................     46,795        56,208        62,392        33,312       31,693
Net income (loss)............    (28,909)(1)    (9,794)(2)    (4,781)(3)   537,876(4)     1,092(5)
                                ========      ========      ========      ========     ========
Earnings (loss) per common
   share - basic:
Net income (loss)............   $  (1.13)     $  (0.38)     $  (0.19)     $  21.04     $   0.11
                                ========      ========      ========      ========     ========
Earnings (loss) per common
   share - diluted:
Net income (loss)............   $  (1.13)     $  (0.38)     $  (0.19)     $  21.04     $   0.11
                                ========      ========      ========      ========     ========

----------
(1) Includes reorganization charges of $8,958 and asset impairment charges of $24,661.

(2)  Includes reorganization charges of $24,832.

(3) Includes reorganization charges of $20,652 and restructuring and asset impairment charges of $3,109.

(4) Includes reorganization gain of $466,236, restructuring charges of $1,054, and the reversal of valuation allowance related to net domestic deferred tax assets of $72,232.

(5)  Includes restructuring charges of $1,047.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                  (Dollars in thousands, except per share data)

                                                                  Predecessor Company
                                                 ----------------------------------------------------
                                                                       2002
                                                 ----------------------------------------------------
                                                   First          Second         Third        Fourth
                                                 ---------      ---------      --------      --------
Net revenues..................................   $ 276,937      $ 302,729      $279,458      $269,409
Gross profit..................................      55,308         63,415        58,510        52,123
Income (loss) before cumulative effect
   of a change in accounting principle........      (3,148)      (146,213)      (57,832)        7,669
Net income (loss).............................    (164,273)(1)   (146,213)(2)   (57,832)(3)     7,669(4)
                                                 =========      =========      ========      ========
Earnings (loss) per common share - basic:
Income (loss) before cumulative effect
   of a change in accounting principle........   $   (0.12)     $   (5.73)     $  (2.26)     $   0.30
                                                 =========      =========      ========      ========
Net income (loss).............................   $   (6.45)     $   (5.73)     $  (2.26)     $   0.30
                                                 =========      =========      ========      ========
Earnings (loss) per common share - diluted:
Income (loss) before cumulative effect
   of a change in accounting principle........   $   (0.12)     $   (5.73)     $  (2.26)     $   0.30
                                                 =========      =========      ========      ========
Net income (loss).............................   $   (6.45)     $   (5.73)     $  (2.26)     $   0.30
                                                 =========      =========      ========      ========

----------
(1) Includes the cumulative effect of a change in accounting principle of $161,125 or $6.33 per share.

(2)  Includes restructuring and impairment charges of $23,618.

(3)  Includes restructuring and impairment charges of $49,722.

(4)  Includes restructuring charges of $4,898

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. - Controls and Procedures

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Directors. For information relating to the Company's Directors, see the information under the caption "Election of Directors" in the Company's definitive 2003 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2003 (the "Proxy Statement"), which is hereby incorporated by reference.

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

Item 11. Executive Compensation.

     Executive Compensation. For information relating to the compensation of the Company's executives, see the information under the caption "Executive Compensation" in the Company's Proxy Statement, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Security Ownership of Certain Beneficial Owners. For information relating to the beneficial ownership of more than five percent of the Company's Common Stock, see the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement, which is hereby incorporated by reference.

     Security Ownership of Management. For information relating to the beneficial ownership of the Company's Common Stock by Management, see the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement, which is hereby incorporated by reference.

     Securities Authorized for Issuance Under Equity Compensation Plans. For certain information relating to equity compensation plans, see the information under the caption "Equity Compensation Plan Information" in the Company's Proxy Statement, which is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

     Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

     Principal Accountant Fees and Services. For information relating to the principal accountant fees and services, see the information under the caption "Principal Accountant Fees and Services" in the Company's Proxy Statement, which is hereby incorporated by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements

     See Item 8, beginning on page 54.

     Financial Statement Schedules

     See Index to Financial Statement Schedule on page 101.

(b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended December 31, 2003:

     Current report on Form 8-K, filed with the SEC on October 21, 2003, reporting Item 3 "Bankruptcy or Receivership" relating to the confirmation of the Company's plan of reorganization by the Bankruptcy Court.

     Current report on Form 8-K, filed with the SEC on November 12, 2003 reporting Item 9 "Regulation FD Disclosure" relating to the Company's emergence from bankruptcy.

(c) List of Exhibits

Exhibit No.                                       Description
-----------                                       -----------

    2.1 Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated August 28, 2003, as filed with the United States Bankruptcy Court for the District of Delaware on August 28, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K, filed with the Commission on October 21, 2003).

    2.2 First Modification to Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated October 3, 2003 as filed with the United States Bankruptcy Court for the District of Delaware on October 3, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K, filed with the Commission on October 21, 2003).

    2.3 Order confirming Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, as Modified, as entered by the United States Bankruptcy Court for the District of Delaware on October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant's Form 8-K, filed with the Commission on October 21, 2003).

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

    10.2 Credit Agreement among GenTek Inc., Noma Company and the domestic subsidiaries of GenTek Inc. from time to time party hereto and Bank of America, N.A. as the Agent, and

              Banc of America Securities LLC as sole Syndication Agent, Book Runner and Lead Arranger, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

    10.3 Security Agreement among GenTek Inc. and certain of its subsidiaries and Bank of America, N.A. in its capacity as agent for the financial institutions from time to time party to the Credit Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

    10.4 Pledge Agreement among GenTek Inc. and certain of its subsidiaries and Bank of America, N.A. in its capacity as agent for the financial institutions from time to time party to the Credit Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

    10.5 Intercreditor Agreement among Bank of America, N.A., as Senior Agent, BNY Asset Solutions LLC, as Junior Agent, GenTek Inc. and each subsidiary of GenTek party hereto, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

    10.6 Senior Term Loan and Guarantee Agreement among GenTek Inc., as Borrower, The Subsidiaries of GenTek Inc. Parties Hereto, as Guarantors, The Several Lenders from Time to Time Parties Hereto, and BNY Asset Solutions LLC, as Administrative Agent, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

    10.7 Security Agreement among GenTek Inc. and certain of its subsidiaries and BNY Asset Solutions LLC in its capacity as administrative agent for the financial institutions from time to time party to the Loan Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

    10.8 Pledge Agreement among GenTek Inc. and certain of its subsidiaries and BNY Asset Solutions LLC in its capacity as administrative agent for the financial institutions from time to time party to the Loan Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

    10.9 GenTek Inc. 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

    10.10     GenTek Key Employee Retention Plan (incorporated by reference to
              Exhibit 10.14 to the Registrant's Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission).

    10.11     Form of Indemnification Agreement.

   10.12      GenTek Performance Plan (incorporated by reference to the Exhibit
              10.3 to the Registrant's Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

   10.13 Tax Sharing Agreement between GenTek Inc. and the General Chemical Group Inc. (incorporated by reference to the Exhibit 10.6 to the Registrant's Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

   21.1       Subsidiaries of the Registrant.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

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

              Signature                                Title                            Date
              ---------                                -----                            ----
Principal executive officer:


/s/ RICHARD R. RUSSELL                President and Chief Executive Officer        March 30, 2004
-----------------------------------
       (Richard R. Russell)

Principal financial and
accounting officer:


/s/ MATTHEW R. FRIEL                  Vice President and Chief Financial Officer   March 30, 2004
-----------------------------------
        (Matthew R. Friel)

Directors:


/s/ JOHN G. JOHNSON, JR.              Chairman and Director                        March 30, 2004
-----------------------------------
       John G. Johnson, Jr.


/s/ DUGALD K. CAMPBELL                Director                                     March 30, 2004
-----------------------------------
        Dugald K. Campbell


/s/ HENRY L. DRUKER                   Director                                     March 30, 2004
-----------------------------------
         Henry L. Druker


/s/ KATHLEEN R. FLAHERTY              Director                                     March 30, 2004
-----------------------------------
       Kathleen R. Flaherty


/s/ BRUCE D. MARTIN                   Director                                     March 30, 2004
-----------------------------------
         Bruce D. Martin


/s/ JOHN F. MCGOVERN                  Director                                     March 30, 2004
-----------------------------------
        John F. McGovern


/s/ WILLIAM E. REDMOND, JR.           Director                                     March 30, 2004
-----------------------------------
      William E. Redmond, Jr.


/s/ RICHARD R. RUSSELL                Director                                     March 30, 2004
-----------------------------------
        Richard R. Russell

                                   GENTEK INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts ______________________ 102

Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                   GENTEK INC.
                        Valuation and Qualifying Accounts

                                             Balance at    Additions
                                            Beginning of    Charged      Deductions                Balance at
                                               Period      To Income   From Reserves    Other*   End of Period
                                            ------------   ---------   --------------   ------   -------------
                                                                       (In thousands)
Year ended December 31, 2003
   Allowance for doubtful accounts.......      $22,278      $ 5,450       $(10,226)     $(402)      $17,100
Year ended December 31, 2002
   Allowance for doubtful accounts.......      $32,062      $ 4,249       $(14,519)     $ 486       $22,278
Year ended December 31, 2001
   Allowance for doubtful accounts.......      $ 8,350      $26,498       $ (2,536)     $(250)      $32,062

*    Primarily foreign exchange

EXHIBIT INDEX

Exhibit                                                                             Page
  No.                                                                              Number
-------                                                                            ------
2.1       Joint Plan of Reorganization Under Chapter 11, Title 11, United States
          Code of GenTek Inc., et al., and Noma Company, Debtors, dated August
          28, 2003, as filed with the United States Bankruptcy Court for the
          District of Delaware on August 28, 2003 (incorporated by reference to
          Exhibit 2.1 of the Registrant's Form 8-K, filed with the Commission on
          October 21, 2003) ....................................................

2.2       First Modification to Joint Plan of Reorganization Under Chapter 11,
          Title 11, United States Code of GenTek Inc., et al., and Noma Company,
          Debtors, dated October 3, 2003 as filed with the United States
          Bankruptcy Court for the District of Delaware on October 3, 2003
          (incorporated by reference to Exhibit 2.2 of the Registrant's Form
          8-K, filed with the Commission on October 21, 2003)...................

2.3       Order confirming Joint Plan of Reorganization Under Chapter 11, Title
          11, United States Code of GenTek Inc., et al., and Noma Company,
          Debtors, as Modified, as entered by the United States Bankruptcy Court for the District of Delaware on October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant's Form 8-K, filed with the
          Commission on October 21, 2003).......................................

3.1       Second Amended and Restated Certificate of Incorporation of GenTek
          Inc., effective as of November 7, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10,
          2003, as filed with the Securities and Exchange Commission)...........

3.2       Amended and Restated By-Laws of GenTek Inc., effective as of November
          10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the
          Securities and Exchange Commission)...................................

4.1       GenTek Inc. Tranche A Warrant Agreement, dated as of November 10, 2003
          (incorporated by reference to the Registrant's Form 8-A to amend its
          Form 10, dated November 10, 2003, as filed with the Securities and
          Exchange Commission) .................................................

4.2       GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003
          (incorporated by reference to the Registrant's Form 8-A to amend its
          Form 10, dated November 10, 2003, as filed with the Securities and
          Exchange Commission) .................................................

4.3       GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003
          (incorporated by reference to the Registrant's Form 8-A to amend its
          Form 10, dated November 10, 2003, as filed with the Securities and
          Exchange Commission) .................................................

10.1      Form of Registration Rights Agreement by and among the Company and the holders named therein dated as of November 10, 2003 (incorporated by reference to the .....................................................

          Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).................

10.2      Credit Agreement among GenTek Inc., Noma Company and the domestic subsidiaries of GenTek Inc. from time to time party hereto and Bank of
          America, N.A. as the Agent, and Banc of America Securities LLC as sole
          Syndication Agent, Book Runner and Lead Arranger, dated as of November
          10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange
          Commission)...........................................................

10.3      Security Agreement among GenTek Inc. and certain of its subsidiaries and Bank of America, N.A. in its capacity as agent for the financial institutions from time to time party to the Credit Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's
          Form 10-Q dated September 30, 2003, as filed with the Securities and
          Exchange Commission)..................................................

10.4      Pledge Agreement among GenTek Inc. and certain of its subsidiaries and
          Bank of America, N.A. in its capacity as agent for the financial institutions from time to time party to the Credit Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's
          Form 10-Q dated September 30, 2003, as filed with the Securities and
          Exchange Commission)..................................................

10.5      Intercreditor Agreement among Bank of America, N.A., as Senior Agent,
          BNY Asset Solutions LLC, as Junior Agent, GenTek Inc. and each subsidiary of GenTek party hereto, dated as of November 10, 2003
          (incorporated by reference to the Registrant's Form 10-Q dated
          September 30, 2003, as filed with the Securities and Exchange
          Commission) ..........................................................

10.6      Senior Term Loan and Guarantee Agreement among GenTek Inc., as
          Borrower, The Subsidiaries of GenTek Inc. Parties Hereto, as
          Guarantors, The Several Lenders from Time to Time Parties Hereto, and
          BNY Asset Solutions LLC, as Administrative Agent, dated as of November
          10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange
          Commission)...........................................................

10.7      Security Agreement among GenTek Inc. and certain of its subsidiaries and BNY Asset Solutions LLC in its capacity as administrative agent for the financial institutions from time to time party to the Loan
          Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the
          Securities and Exchange Commission)...................................

10.8      Pledge Agreement among GenTek Inc. and certain of its subsidiaries and
          BNY Asset Solutions LLC in its capacity as administrative agent for the financial institutions from time to time party to the Loan
          Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the
          Securities and Exchange Commission)...................................

10.9      GenTek Inc. 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission)....................

10.10     GenTek Key Employee Retention Plan (incorporated by reference to
          Exhibit 10.14 to the Registrant's Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission)....................

10.11     Form of Indemnification Agreement.....................................

10.12     GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant's Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission)....................

10.13     Tax Sharing Agreement between GenTek Inc. and the General Chemical
          Group Inc. (incorporated by reference to the Exhibit 10.6 to the
          Registrant's Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission) .........................

21.2      Subsidiaries of the Registrant........................................

31.1      GenTek Certification of Chief Executive Officer pursuant to Rule
          13a-14(a)/15d-14(a) as adopted pursuant to Section 302 the
          Sarbanes-Oxley Act of 2002............................................

31.2      Certification of Chief Financial Officer pursuant to Rule
          13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of
          Sarbanes-Oxley Act of 2002............................................

32        Certification of Chief Executive Officer and Chief Financial Officer
          pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.....................................

                              STATEMENT OF DIFFERENCES
                              ------------------------
The section symbol shall be expressed as...................................'SS'