Form 10-Q
period 2004-03-31
GENTEK INC
filed 2004-05-17
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)


         X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR

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

                                 (973) 515-3221
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                      --------     --------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes          No    X
                                               --------     --------

Applicable to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes   X      No
          --------     --------


The number of outstanding shares of the Registrant's Common Stock as of April 30, 2004 was 10,000,000.

================================================================================

                                   GENTEK INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX


                                                                                                         Page No.
                                                                                                         --------
PART I. FINANCIAL INFORMATION:

     Item 1.   Financial Statements

         Consolidated Statements of Operations - Three Months
             Ended March 31, 2004 and 2003...........................................................        1

         Consolidated Balance Sheets - March 31, 2004 and
             December 31, 2003.......................................................................        2

         Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 2004 and 2003...........................................................        3

         Notes to the Consolidated Financial Statements..............................................       4-9

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................................      10-15

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................       15

     Item 4.   Controls and Procedures...............................................................       15


PART II. OTHER INFORMATION:

     Item 1.   Legal Proceedings.....................................................................       16

     Item 2.   Changes in Securities and Use of Proceeds.............................................       16

     Item 3.   Defaults upon Senior Securities.......................................................       16

     Item 4.   Submission of Matters to a Vote of Security Holders...................................       16

     Item 5.   Other Information.....................................................................       16

     Item 6.   Exhibits and Reports on Form 8-K......................................................      16-19

SIGNATURES ..........................................................................................       20


                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                    Successor       Predecessor
                                                                     Company          Company
                                                                   --------------   --------------
                                                                    Three Months     Three Months
                                                                        Ended            Ended
                                                                   March 31, 2004   March 31, 2003
                                                                   --------------   --------------

Net revenues ...................................................       $192,930        $197,048
Cost of sales ..................................................        163,261         169,332
Selling, general and administrative expense ....................         21,485          20,946
Restructuring and impairment charges ...........................            972          24,661
Pension curtailment gain .......................................         14,840              --
                                                                       --------        --------
    Operating profit (loss) ....................................         22,052         (17,891)
Interest expense (contractual interest for 2003 was $17,279) ...          4,439              69
Interest income ................................................             84              68
Reorganization items ...........................................             --           9,134
Other (income) expense, net ....................................         (1,634)         (1,981)
                                                                       --------        --------
    Income (loss) from continuing operations before income taxes         19,331         (25,045)
Income tax provision ...........................................          8,340           3,729
                                                                       --------        --------
    Income (loss) from continuing operations ...................         10,991         (28,774)
Income (loss) from discontinued operations (net of tax of $2,434
  and $(1,697) for 2004 and 2003, respectively) ................          3,814            (135)
                                                                       --------        --------
    Net income (loss) ..........................................       $ 14,805        $(28,909)
                                                                       ========        ========
Income (loss) per common share - basic:
Income (loss) from continuing operations .......................       $   1.10        $  (1.13)
Income (loss) from discontinued operations .....................            .38              --
                                                                       --------        --------
    Net income (loss) ..........................................       $   1.48        $  (1.13)
                                                                       ========        ========
Income (loss) per common share - assuming dilution:
Income (loss) from continuing operations .......................       $   1.10        $  (1.13)
Income (loss) from discontinued operations .....................            .38              --
                                                                       --------        --------
    Net income (loss) ..........................................       $   1.48        $  (1.13)
                                                                       ========        ========





      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)


                                                                            Successor Company
                                                                        -------------------------
                                                                          March 31,  December 31,
                                                                            2004         2003
                                                                        -----------   -----------

                                    ASSETS
Current assets:
    Cash and cash equivalents ......................................    $   19,066    $   26,646
    Receivables, net ...............................................       116,307       104,281
    Inventories ....................................................        62,863        62,455
    Deferred income taxes ..........................................        18,955        18,958
    Other current assets ...........................................        15,850        15,393
                                                                        ----------    ----------
      Total current assets .........................................       233,041       227,733
Property, plant and equipment, net .................................       291,163       294,544
Goodwill ...........................................................       152,504       152,517
Intangible assets ..................................................        72,060        73,458
Deferred income taxes ..............................................         3,347        10,543
Assets held for sale ...............................................       281,192       281,852
Other assets .......................................................        25,416        26,162
                                                                        ----------    ----------
      Total assets .................................................    $1,058,723    $1,066,809
                                                                        ==========    ==========
                            LIABILITIES AND EQUITY
Current liabilities:
    Accounts payable ...............................................    $   33,689    $   28,310
    Accrued liabilities ............................................       101,732       105,926
    Current portion of long-term debt ..............................           338           338
                                                                        ----------    ----------
      Total current liabilities ....................................       135,759       134,574
Long-term debt .....................................................       263,833       250,850
Pension and postretirement obligations .............................       124,398       157,895
Liabilities of businesses held for sale ............................       163,516       167,246
Other liabilities ..................................................        71,184        71,427
                                                                        ----------    ----------
      Total liabilities ............................................       758,690       781,992
                                                                        ----------    ----------
Contingently redeemable warrants ...................................         6,030         6,030
                                                                        ----------    ----------
Equity:
    Preferred Stock, $.01 par value; authorized:  10,000,000 shares;
      none issued or outstanding ...................................            --            --
    Common Stock, no par value; authorized:  100,000,000 shares;
      issued: 10,000,000 shares at March 31, 2004 and
      December 31, 2003 ............................................       268,084       268,084
    Warrants .......................................................         8,361         8,361
    Accumulated other comprehensive income .........................         1,661         1,250
    Retained earnings ..............................................        15,897         1,092
                                                                        ----------    ----------
      Total equity .................................................       294,003       278,787
                                                                        ----------    ----------
      Total liabilities and equity .................................    $1,058,723    $1,066,809
                                                                        ==========    ==========




      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                                     Successor        Predecessor
                                                                                      Company           Company
                                                                                  --------------    --------------
                                                                                   Three Months      Three Months
                                                                                       Ended             Ended
                                                                                  March 31, 2004    March 31, 2003
                                                                                  --------------    --------------

Cash flows from operating activities:
    Net income (loss) from continuing operations...........................            $ 10,991          $(28,774)
    Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
        Depreciation and amortization......................................              10,145             8,498
        Pension curtailment gain...........................................             (14,840)               --
        Asset impairment charges...........................................                  --            24,661
        Reorganization items...............................................                  --             9,134
        Net loss (gain) on disposition of long-term assets.................              (2,968)               55
        Long-term incentive plan costs, net................................                  --                 3
        Increase in receivables............................................             (12,928)           (2,375)
        Increase in inventories............................................                (428)             (426)
        Decrease in deferred tax assets....................................               6,937               181
        Increase (decrease) in accounts payable............................               5,221            (4,773)
        Increase (decrease) in accrued liabilities.........................              (4,304)            1,663
        Increase (decrease) in other liabilities and assets, net...........             (15,785)              354
                                                                                       --------          --------

           Net cash provided by (used for) continuing operations...........             (17,959)            8,201
           Net cash used for discontinued operations.......................                (243)             (215)
                                                                                       --------          --------
           Net cash provided by (used for) operating activities............             (18,202)            7,986
                                                                                       --------          --------
Net cash used for reorganization items.....................................                  --            (3,985)
                                                                                       --------          --------
Cash flows from investing activities:
    Capital expenditures...................................................              (5,361)           (7,295)
    Proceeds from sales or disposals of long-term assets...................               3,113                85
    Other investing activities.............................................                 (45)               --
                                                                                       --------          --------
           Net cash used for investing activities..........................              (2,293)           (7,210)
                                                                                       --------          --------
Cash flows from financing activities:
    Proceeds from long-term debt...........................................              12,989                --
    Repayment of long-term debt............................................                 (27)          (11,318)
    Debt issuance costs - reorganization...................................                  --              (606)
                                                                                       --------          --------
           Net cash provided by (used for) financing activities............              12,962           (11,924)
                                                                                       --------          --------
Effect of exchange rate changes on cash....................................                 (47)              242
                                                                                       --------          --------
Decrease in cash and cash equivalents......................................              (7,580)          (14,891)
Cash and cash equivalents at beginning of period...........................              26,646           105,505
                                                                                       --------          --------
Cash and cash equivalents at end of period.................................            $ 19,066          $ 90,614
                                                                                       ========          ========
Supplemental information:
    Cash paid for income taxes.............................................            $  1,335          $    707
                                                                                       ========          ========
    Cash paid for interest.................................................            $  4,272          $     67
                                                                                       ========          ========


                                   GENTEK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Debtors' joint plan of reorganization was confirmed on October 7, 2003 and became effective in accordance with its terms on November 10, 2003.

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

         On March 25, 2004, the Company announced that it signed a definitive agreement to sell its KRONE communications business to ADC Telecommunications, Inc. (ADC). Accordingly, the business to be sold has been classified as discontinued operations. Under the terms of the agreement, the Company will receive total consideration of approximately $350 million, consisting of $294 million in cash, subject to post-closing adjustments, and the assumption by ADC of approximately $56 million of pension and employee-related liabilities. The transaction is expected to close during May, 2004 and is subject to customary conditions including regulatory and other approvals. Consummation of this transaction will trigger the contingent redemption feature of the Company's tranche A warrants.

Note 2 - Summary of Significant Accounting Policies

         Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

                                   GENTEK INC.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                                                         Successor        Predecessor
                                                                                          Company           Company
                                                                                      --------------    --------------
                                                                                       Three Months      Three Months
                                                                                           Ended             Ended
                                                                                      March 31, 2004    March 31, 2003
                                                                                      --------------    --------------
Net income (loss) as reported.......................................................       $14,805          $ 28,909)
Deduct:  Total stock-based employee compensation income
   determined under fair value based method for all awards, net of
   related tax effects..............................................................            --               222
                                                                                           -------           -------
Pro forma net income (loss).........................................................       $14,805          $(28,687)
                                                                                           =======          ========
Income (loss) per share:
    Basic - as reported.............................................................       $  1.48          $  (1.13)
                                                                                           =======          ========
    Basic - pro forma...............................................................       $  1.48          $  (1.12)
                                                                                           =======          ========
    Diluted - as reported...........................................................       $  1.48          $  (1.13)
                                                                                           =======          ========
    Diluted - pro forma.............................................................       $  1.48          $  (1.12)
                                                                                           =======          ========


         For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model. There were no grants made in 2003 or 2004.

         Carrying amount of goodwill by segment is as follows:

                                                                    Performance
                                                                      Products      Manufacturing     Consolidated
                                                                      --------      -------------     ------------
Balance at December 31, 2003................................          $10,603         $141,914          $152,517
Foreign currency translation................................               --              (13)              (13)
                                                                      -------         --------          --------
Balance at March 31, 2004...................................          $10,603         $141,901          $152,504
                                                                      =======         ========          ========

Note 3 - Reorganization Items

         Reorganization items consist of the following:

                                                              Predecessor
                                                                Company
                                                            --------------
                                                             Three Months
                                                                 Ended
                                                            March 31, 2003
                                                            --------------
Professional fees......................................          $6,009
Employee costs.........................................           2,528
Interest income........................................            (294)
Settlement of pre-petition liabilities.................            (736)
Other..................................................           1,627
                                                                 ------
                                                                 $9,134
                                                                 ======


Note 4 - Comprehensive Income (Loss)

         Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was $15,216 and $(25,871), respectively.

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 5 - Earnings Per Share

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

                                                                                        Successor       Predecessor
                                                                                         Company          Company
                                                                                     ---------------  ---------------
                                                                                      Three Months     Three Months
                                                                                          Ended            Ended
                                                                                     March 31, 2004   March 31, 2003
                                                                                     ---------------  ---------------
Basic earnings per common share:
      Weighted average common shares outstanding..............................           10,000,000       25,564,082
                                                                                         ==========       ==========
Diluted earnings per common share:
      Weighted average common shares outstanding..............................           10,000,000       25,564,082
      Warrants, options and restricted units..................................                   --               --
                                                                                         ----------       ----------
         Total................................................................           10,000,000       25,564,082
                                                                                         ==========       ==========


         For the three months ended March 31, 2004 and 2003, potentially dilutive securities totaling 2,094,645 and 2,812,250, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 6 - Inventories

                                                                                           Successor Company
                                                                                      -----------------------------
                                                                                      March 31,        December 31,
                                                                                         2004              2003
                                                                                      ---------        ------------
Raw materials.............................................................              $25,234            $24,195
Work in process...........................................................                8,407              8,475
Finished products.........................................................               27,614             27,140
Supplies and containers...................................................                1,608              2,645
                                                                                        -------            -------
                                                                                        $62,863            $62,455
                                                                                        =======            =======

Note 7 - Long-Term Debt

                                                                                            Successor Company
                                                                                      ------------------------------
                                                                                       March 31,        December 31,
                                                                  Maturities             2004              2003
                                                                  ----------          ----------        ------------
Revolving credit facility - floating rates............               2008              $ 13,000          $     --
Senior Term Notes - floating rates....................               2008               250,000           250,000
Other debt - various..................................             2004-2018              1,171             1,188
                                                                                       --------          --------
    Total debt........................................                                  264,171           251,188
    Less: Current portion.............................                                      338               338
                                                                                       --------          --------
    Net long-term debt................................                                 $263,833          $250,850
                                                                                       ========          ========

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 8 - Segment Information

         On March 25, 2004 the Company signed a definitive agreement to sell its Krone communications business. As a result of the reclassification of this business to discontinued operations, the communications segment is no longer a reportable segment. Industry segment information is summarized as follows:

                                                                                       Successor       Predecessor
                                                                                        Company          Company
                                                                                    --------------   --------------
                                                                                     Three Months     Three Months
                                                                                         Ended            Ended
                                                                                    March 31, 2004   March 31, 2003
                                                                                    --------------   --------------
Net Revenues:
Manufacturing................................................................             $113,977         $109,047
Performance products.........................................................               75,505           81,878
Corporate and other..........................................................                3,448            6,123
                                                                                          --------         --------
    Consolidated.............................................................             $192,930         $197,048
                                                                                          ========         ========


                                                                                       Successor       Predecessor
                                                                                        Company          Company
                                                                                    --------------   --------------
                                                                                     Three Months     Three Months
                                                                                         Ended            Ended
                                                                                    March 31, 2004   March 31, 2003
                                                                                    --------------   --------------
Operating Profit (Loss):
Manufacturing................................................................              $11,131         $  8,903
Performance products.........................................................               11,759          (25,209)
Corporate and other..........................................................                 (838)          (1,585)
                                                                                           -------         --------
Consolidated.................................................................               22,052          (17,891)
Interest expense.............................................................                4,439               69
Other (income) expense, net..................................................               (1,718)           7,085
                                                                                           -------         --------
Consolidated income (loss) from continuing operations before
   income taxes..............................................................              $19,331         $(25,045)
                                                                                           =======         ========


                                                     Capital Expenditures             Depreciation and Amortization
                                              ---------------------------------     --------------------------------
                                                 Successor         Predecessor        Successor         Predecessor
                                                  Company            Company           Company            Company
                                              --------------     --------------     --------------    --------------
                                               Three Months       Three Months       Three Months      Three Months
                                                   Ended              Ended             Ended             Ended
                                              March 31, 2004     March 31, 2003     March 31, 2004    March 31, 2003
                                              --------------     --------------     --------------    --------------
Manufacturing.............................          $1,585             $1,592             $ 5,887            $4,501
Performance products......................           3,611              5,390               3,990             3,552
Corporate and other.......................             165                313                 268               445
                                                    ------             ------             -------            ------
Consolidated..............................          $5,361             $7,295             $10,145            $8,498
                                                    ======             ======             =======            ======

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (Dollars in thousands, except per share data)
                                   (unaudited)



                                                                                          Identifiable Assets
                                                                                           Successor Company
                                                                                       ---------------------------
                                                                                       March 31,      December 31,
                                                                                         2004              2003
                                                                                       ----------     ------------
Manufacturing (1)............................................................          $  458,374       $  453,828
Performance products.........................................................             294,967          299,332
Corporate and other..........................................................              24,190           31,797
Assets held for sale.........................................................             281,192          281,852
                                                                                       ----------       ----------
Consolidated.................................................................          $1,058,723       $1,066,809
                                                                                       ==========       ==========


(1) Includes equity method investments of $19,667 and $20,387, respectively.

Note 9 - Restructuring and Impairment Charges

         The Company's restructuring actions during 2003 consist of two plant closures in its performance products segment. The Company expects to substantially complete implementation of these restructuring actions by the second quarter of 2004. The following tables summarize the Company's expected costs and accruals for these restructuring actions:


                                                                                    Employee
                                                                                   Termination       Facility Exit
                                                                                      Costs               Costs
                                                                                   -----------       -------------
         Costs incurred in prior periods....................................           $ 6,985        $     8,140
         Costs incurred in current period...................................               205                767
         Costs anticipated to be incurred in the future.....................               460              1,143
                                                                                       -------        -----------
         Total costs expected to be incurred................................           $ 7,650        $    10,050
                                                                                       =======        ===========

         Accrual balance at December 31, 2003...............................           $ 2,697        $     5,651
         Provisions - Restructuring charges.................................               205                767
         Amounts paid.......................................................            (1,155)            (4,335)
                                                                                       -------        -----------
         Accrual balance at March 31, 2004..................................           $ 1,747        $     2,083
                                                                                       =======        ===========


         The Company's restructuring programs initiated in prior years have been completed.

Note 10 - Pension and Other Postretirement Benefits

                                                                                                 Other Postretirement
                                                                            Pension Benefits           Benefits
                                                                           ------------------    --------------------
                                                                           Three Months Ended    Three Months Ended
                                                                                March 31,             March 31,
                                                                           ------------------    --------------------
                                                                             2004       2003      2004       2003
                                                                             ----       ----      ----       ----
Service cost...........................................................    $ 1,375    $ 1,161    $  364     $  314
Interest cost..........................................................      3,501      2,988     1,091        941
Expected return on plan assets.........................................     (2,755)    (2,859)       --         --
Amortization of net:
    Prior service cost.................................................         --         77        --       (196)
    Loss...............................................................         --        161        --         11
                                                                           -------    -------    ------     ------
Net periodic benefit cost..............................................    $ 2,121    $ 1,528    $1,455     $1,070
                                                                           =======    =======    ======     ======

                                   GENTEK INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)
                  (Dollars in thousands, except per share data)
                                   (unaudited)

         During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. This action resulted in a curtailment gain of $14,840. In addition, during the first quarter of 2003, the Company closed a facility which resulted in a curtailment gain for a pension plan of $81, which was recorded as a component of reorganization items, net.

         During the first quarter of 2004, the Company contributed $17,827 to its domestic pension plan trusts and expects to make additional contributions of approximately $4,000 during the remainder of 2004.

Note 11 - Discontinued Operations

         On March 25, 2004, the Company signed a definitive agreement to sell its Krone communications business for $294 million in cash, subject to post-closing adjustments for certain cash and debt balances as of the closing date. As of March 31, 2004, Krone's cash balances were $33,174 and debt balances were $7,951. The transaction is expected to close during May, 2004 and is subject to customary conditions including regulatory and other approvals. The carrying amount as of March 31, 2004 of the major classes of assets and liabilities included in the transaction are as follows:

          Current assets................................    $155,620
          Property, plant and equipment.................      61,312
          Other assets..................................      64,260
          Current liabilities...........................      74,876
          Non-current liabilities.......................      88,640


         The businesses included in discontinued operations had revenues of $83,896 and $67,711 and pretax profit (loss) of $6,248 and $(1,832) for the three months ended March 31, 2004 and 2003, respectively. The businesses were formerly reported as part of the communications segment, which is no longer a reportable segment as a result of the reclassification of this business to discontinued operations. If and when this transaction is completed, the Company expects to record a material gain, although the amount of this gain cannot currently be precisely determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Debtors' joint plan of reorganization was confirmed on October 7, 2003 and became effective in accordance with its terms on November 10, 2003.

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

         On March 25, 2004, the Company announced that it signed a definitive agreement to sell its KRONE communications business to ADC Telecommunications, Inc. (ADC). Accordingly, the business to be sold has been classified as discontinued operations. Under the terms of the agreement, the Company will receive total consideration of approximately $350 million, consisting of $294 million in cash, subject to post-closing adjustments, and the assumption by ADC of approximately $56 million of pension and employee-related liabilities. The transaction is expected to close during May, 2004 and is subject to customary conditions including regulatory and other approvals. Consummation of this transaction will trigger the contingent redemption feature of the Company's tranche A warrants.

Results of Operations

         The following table sets forth certain line items from our Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated. As previously discussed, the Company emerged from Chapter 11 and adopted fresh start accounting on November 10, 2003. As a result of the application of fresh start accounting, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements.

                                                                      Successor             Predecessor
                                                                       Company                Company
                                                                  ------------------     ------------------
                                                                  Three Months Ended     Three Months Ended
                                                                    March 31, 2004         March 31, 2003
                                                                  ------------------     ------------------
                                                                                (In millions)
Net revenues.................................................      $192.9      100%      $197.0       100%
Cost of sales................................................       163.2       85        169.3        86
Selling, general and administrative expense..................        21.5       11         20.9        11
Restructuring and impairment charges.........................         0.9       --         24.7        12



Pension curtailment gain.....................................        14.8        7           --        --
                                                                   ------     ----       ------      ----
    Operating profit (loss)..................................        22.1       11        (17.9)       (9)
Interest expense.............................................         4.5        2           .1        --
Interest income..............................................          --       --           --        --
Reorganization items.........................................          --       --          9.1         5
Other (income), net..........................................        (1.7)      (1)        (2.0)       (1)
Income tax provision (benefit)...............................         8.3        4          3.7         2
                                                                   ------     ----       ------      ----
    Income (loss) from continuing operations.................        11.0        6        (28.8)      (15)
Income from discontinued operations..........................         3.8        2         (0.1)       --
                                                                   ------     ----       ------      ----
    Net Income...............................................      $ 14.8        8%      $(28.9)      (15)%
                                                                   ======     ====       ======      ====

         Net revenues were $193 million for the three month period ended March 31, 2004 compared with $197 million for the prior year. This decrease was due to lower sales in the performance products segment and corporate and other, partially offset by higher sales in the manufacturing segment. The decrease in revenues in the performance products segment is due to lower sales in the Company's sulfuric acid and fine chemical product lines of $3 million and $4 million, respectively, reflecting the shutdown of the South Plant of the Company's Delaware Valley Works and restructuring of the North American sulfur derivatives business. The decrease in revenues in corporate and other is principally due to lower sales of the Company's printing plate product line of $3 million. The increase in revenues in the manufacturing segment is the result of higher sales in the industrial and automotive markets, of $6 million and $2 million, respectively, partially offset by lower sales in the appliance and electronics market of $4 million. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper to our customers as well as the impact of exchange rate fluctuations. The decrease in revenues in the appliance and electronics market reflect the impact of certain customers resourcing business away from the Company primarily to competitors in the Far East.

         Gross profit was $30 million for the three month period ended March 31, 2004 as compared with $28 million for the prior year. This increase is principally due to higher gross profit in the performance products segment of $3 million, partially offset by lower gross profit in corporate and other of $1 million. The increase in performance products is principally due to a $2 million loss contract accrual recorded during the first quarter of 2003 and the plant cost savings net of lost revenue of $2 million due to the closure of the South Plant of the Delaware Valley Works partially offset by an increase in maintenance spending of $1 million due to the timing of plant maintenance and turnarounds. In the manufacturing segment, increased depreciation and amortization expense of $1 million as a result of the impact of fresh start accounting offset the favorable impact of the higher sales level and higher production levels at one of the Company's roller bearing plants as a result of insourcing parts previously purchased from an outside supplier. The launch of this product occurred in the second quarter of 2003 resulting in the year over year improvement in gross profit. The lower gross profit in the corporate and other reflects the impact of the abovementioned lower sales volume.

         Selling, general and administrative expense was $21 million for the three month period ended March 31, 2004, which is comparable to the prior year level.

         Restructuring and impairment charges were $1 million for the three month period ended March 31, 2004 as compared with $25 million being recorded during the first quarter of 2003 to reduce the carrying value of the fixed assets at the South Plant of the Company's Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an independent appraisal.

         During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $15 million was recognized during the first quarter of 2004.

         Operating income was $22 million for the three month period ended March 31, 2004 as compared with an operating loss of $18 million for the prior year. This improvement was principally due to the restructuring and impairment charges recorded during the first quarter of 2003 and the abovementioned pension curtailment gain and higher gross profit.

         Interest expense was $4 million for the three month period ended March 31, 2004 as compared to $0.1 million for the prior year. Interest expense for the first quarter of 2004 consisted of interest expense on the Company's new Senior Term Notes and Revolving Credit Facility. During the first quarter of 2003 no interest expense was recorded on the Company's pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy which have been treated for accounting purposes as reductions in principal.

         There were no reorganization items for the three month period ended March 31, 2004 as compared with $9 million of reorganization items for the first quarter of 2003. Reorganization items for the first quarter of 2003 include expenses associated with the Company's reorganization under Chapter 11 and include professional fees and employee retention costs.

         Included in other (income)/expense, net for the three month period ended March 31, 2004 is a gain of $3 million from the sale of the Company's minority interest in its joint venture with Esseco S.P.A.

         Income from discontinued operations was $4 million for the three month period ended March 31, 2004 as compared with a loss of $0.1 million for the prior year. This increase is due to higher net income for the communications business, principally due to higher sales volumes, the positive effects of completed cost reduction and restructuring initiatives and the impact of exchange rate fluctuations on the reported results of the business.

Results of Operations by Segment

                                                                 Successor        Predecessor
                                                                  Company           Company
                                                               --------------    --------------
                                                                Three Months      Three Months
                                                                   Ended             Ended
                                                               March 31, 2004    March 31, 2003
                                                               --------------    --------------
Net Revenues:                                                           (In millions)
------------                                                            -------------
Manufacturing..............................................        $  114.0        $  109.0
Performance products.......................................            75.5            81.9
Corporate and other........................................             3.4             6.1
                                                                   --------        --------
    Total..................................................        $  192.9        $  197.0
                                                                   ========        ========



                                      -12

                                                                 Successor        Predecessor
                                                                  Company           Company
                                                               --------------    --------------
                                                                Three Months      Three Months
                                                                   Ended             Ended
                                                               March 31, 2004    March 31, 2003
                                                               --------------    --------------
Operating Profit (Loss):
-----------------------
Manufacturing.............................................         $   11.1        $   8.9
Performance products......................................             11.8(1)       (25.2)(1)
Corporate and other.......................................             (0.8)          (1.6)
                                                                   --------        -------
    Total.................................................         $   22.1        $ (17.9)
                                                                   ========        =======

(1) Includes restructuring and impairment charges of $1.0 million and $24.7 million for the three month periods ended March 31, 2004 and 2003, respectively.

Manufacturing Segment

         Net revenues for the manufacturing segment were $114 million for the three month period ended March 31, 2004 as compared to $109 million for the comparable prior year period. This increase is principally due to higher sales to the industrial and automotive markets of $6 million and $2 million, respectively, partially offset by lower sales to the appliance and electronics market of $4 million. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper to our customers as well as the impact of exchange rate fluctuations. The increase in revenues to the automotive market is principally due to a new engine management harness which the Company started to produce during the second half of 2003. The decrease in revenues to the appliance and electronics market reflect the impact of certain customers resourcing business away from the Company, primarily to competitors in the Far East. Gross profit was $19 million for the three month period ended March 31, 2004, which approximated the prior year level. Increased depreciation and amortization expense of $1 million as a result of the impact of fresh start accounting offset the favorable impact of the higher sales level and higher production levels at one of the Company's roller bearing plants as a result of insourcing parts previously purchased from an outside supplier. The launch of this product occurred in the second quarter of 2003, resulting in the year over year improvement in gross profit. Selling, general and administrative expense was $10 million for each of the three month periods ended March 31, 2004 and 2003. Operating income for the three month period ended March 31, 2004 was $11 million as compared to $9 million for the prior year period. This increase is principally due to a $2 million pension curtailment gain as previously discussed.

Performance Products Segment

         Net revenues for the performance products segment were $76 million as compared to $82 million for the prior year period. This decrease was principally driven by lower sales for the Company's sulfuric acid product and fine chemical product lines of $3 million and $4 million, respectively, reflecting the shutdown of the South Plant of the Company's Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $1 million for the Company's water chemical product line, due principally to higher volumes. Gross profit was $10 million for the three month period ended March 31, 2004 as compared to $8 million for the prior year period. This increase is principally due to a $2 million loss contract accrual recorded during the first quarter of 2003, and plant cost savings net of lost revenue of $2 million due to the closure of the South Plant of the Delaware Valley Works, partially offset by an increase in maintenance spending of $1 million due to the timing of plant maintenance and turnarounds. Selling, general and administrative expense was $9 million for the three month period ended March 31, 2004, which was $1 million higher than the prior year level. This increase was principally due to higher pension and retiree medical costs. Restructuring and impairment charges were $1 million for the three month period ended March 31, 2004 as compared to a $25 million charge recorded during the comparable prior year period to reduce the carrying value of the fixed assets at the South Plant of the Company's Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an independent appraisal. Operating income was $12 million for the three month period ended March 31, 2004 as compared to an operating loss of $25 million for the prior year. This improvement is principally due to the lower restructuring and impairment charges, a $12 million pension curtailment gain as previously discussed and the abovementioned higher gross profit, partially offset by higher selling, general and administrative expense.

Financial Condition, Liquidity and Capital Resources

         Cash and cash equivalents were $19 million at March 31, 2004 compared with $27 million at December 31, 2003. The decrease in cash is the result of cash used by operating activities of $18 million, capital expenditures of $5 million, offset by borrowings of $13 million and proceeds from asset sales of $3 million. Cash used for operating activities includes contributions made to domestic pension plans of $17 million.

         The Company had working capital of $97 million at March 31, 2004 as compared with working capital of $93 million at December 31, 2003. This increase in working capital principally reflects higher accounts receivable balances and lower accrued liabilities partially offset by higher accounts payable and lower cash.

         Cash payments for employee termination costs and facility exit costs totaled $5 million in the three months ended March 31, 2004. Management expects that additional cash outlays of approximately $5 million for employee termination costs and facility exit costs for the two plant closures in the performance products segment will be substantially completed by the end of 2004. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

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

         In addition, on November 10, 2003, the Company issued $250 million under the Senior Term Loan Credit Agreement which matures on November 10, 2008. The debt is guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, and is secured by second-priority liens on substantially all of the assets of the Company and its direct and indirect domestic subsidiaries and 65 percent of the stock of first-tier foreign subsidiaries. The debt bears interest at variable rates based on LIBOR plus 4.5 percent, subject to a LIBOR floor of 1.5 percent.

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

         Upon completion of the sale of the Krone communications business, the Company plans to use the net proceeds of the transaction, after transaction fees, taxes, a distribution to holders of the Company's tranche A warrants and other required payments, to re-pay the Company's senior term notes.

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

         (a) Exhibits:

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

              10.11 Form of Indemnification Agreement (incorporated by reference to the Registrant's Form 10-K dated December 31,
                      2003, as filed with the Securities and Exchange
                      Commission).

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

              10.14   Share Purchase Agreement by and among ADC
                      Telecommunications Inc., Krone International Holding Inc.,
                      Krone Digital Communications Inc., GenTek Holding
                      Corporation, and GenTek Inc., dated March 25, 2004.

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

         (b) Reports on Form 8-K:

             Form 8-K filed with the Securities and Exchange Commission dated February 6, 2004, with respect to a press release announcing the Company's filing of the registration statement required by its registration rights agreement.

             Form 8-K filed with the Securities and Exchange Commission dated March 26, 2004, with respect to the Company's announcement that it has signed a definitive agreement to sell its Krone communications business to ADC Telecommunications, Inc.

             Form 8-K filed with the Securities and Exchange Commission dated March 31, 2004, with respect to the change of address of the Company's principal executive office.

             Form 8-K filed with the Securities and Exchange Commission dated March 31, 2004, with respect to the Company's announcement of its earnings for the fourth quarter and full fiscal year ended December 31, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                               GENTEK INC.
                                 -----------------------------------------------
                                                 Registrant



Date May 12, 2004            /s/ Richard R. Russell
     -------------               -----------------------------------------------
                                 Richard R. Russell
                                 President and Chief Executive Officer
                                 (Principal Executive Officer) and Director



Date May 12, 2004            /s/ Matthew R. Friel
     -------------               -----------------------------------------------
                                 Matthew R. Friel
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                             STATEMENT OF DIFFERENCES

The section symbol shall be expressed as................................... 'SS'