Form 10-Q
period 2004-06-30
GENTEK INC
filed 2004-08-16
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-14789

GENTEK INC.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	02-0505547 (I.R.S. Employer Identification Number)

90 East Halsey Road Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

(973) 515-3221
(Registrant’s telephone number, including area code)

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                                                Yes        X           No

The number of outstanding shares of the Registrant’s Common Stock as of August 9, 2004 was 10,108,315.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net revenues	$201,590	$204,982	$394,520	$402,030
Cost of sales	172,262	170,912	335,523	340,244
Selling, general and administrative expense	22,244	23,039	43,729	43,985
Restructuring and impairment charges	6,072	—	7,044	24,661
Pension curtailment gain	—	—	14,840	—
Operating profit (loss)	1,012	11,031	23,064	(6,860)
Interest expense (contractual interest for the three and six month periods ended June 30, 2003 was $17,019 and $34,298, respectively)	2,686	345	7,125	414
Interest income	91	100	175	168
Reorganization items	—	24,832	—	33,966
Other (income) expense, net	564	(3,069)	(1,070)	(5,050)
Income (loss) from continuing operations before income taxes	(2,147)	(10,977)	17,184	(36,022)
Income tax provision (benefit)	(316)	1,516	8,024	5,245
Income (loss) from continuing operations	(1,831)	(12,493)	9,160	(41,267)
Income from discontinued operations (net of tax of $83,132, $85,566, $221 and $(1,476) for the three and six month periods ended June 30, 2004 and 2003, respectively)	186,949	2,699	190,763	2,564
Net income (loss)	$185,118	$(9,794)	$199,923	$(38,703)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$(.18)	$(.49)	$.92	$(1.61)
Income from discontinued operations	18.69	.11	19.08	.10
Net income (loss)	$18.51	$(.38)	$19.99	$(1.51)
Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(.18)	$(.49)	$.92	$(1.61)
Income from discontinued operations	18.67	.11	19.06	.10
Net income (loss)	$18.49	$(.38)	$19.98	$(1.51)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	Successor

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$39,064	$26,646
Receivables, net	119,321	104,281
Inventories	67,903	62,455
Deferred income taxes	18,948	18,958
Other current assets	11,241	14,541

Total current assets	256,477	226,881
Property, plant and equipment, net	285,669	294,114
Goodwill	154,944	154,011
Intangible assets	73,937	73,458
Deferred income taxes	3,305	10,543
Assets held for sale	—	281,852
Other assets	34,068	26,162

Total assets	$808,400	$1,067,021

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,124	$28,310
Accrued liabilities	75,781	105,926
Current portion of long-term debt	463	338

Total current liabilities	111,368	134,574
Long-term debt	4,226	250,850
Pension and postretirement obligations	138,459	157,895
Liabilities of businesses held for sale	—	167,246
Other liabilities	78,318	71,639

Total liabilities	332,371	782,204

Contingently redeemable warrants	—	6,030

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,108,315 and 10,000,000 shares at June 30, 2004 and December 31, 2003, respectively	268,793	268,084
Warrants	8,361	8,361
Accumulated other comprehensive income	195	1,250
Retained earnings	198,680	1,092

Total equity	476,029	278,787

Total liabilities and equity	$808,400	$1,067,021

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Successor	Predecessor

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Cash flows from operating activities:
Net income (loss)	$199,923	$(38,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	(190,763)	2,564
Depreciation and amortization	21,596	16,415
Pension curtailment gain	(14,840)	—
Asset impairment charges	—	24,661
Reorganization items	—	33,965
Net loss (gain) on disposition of long-term assets	(1,176)	114
Long-term incentive plan costs, net	707	3
Increase in receivables	(15,067)	(3,640)
Increase in inventories	(705)	(1,142)
Decrease in deferred tax assets	7,958	12,214
Increase (decrease) in accounts payable	6,892	(4,392)
Increase (decrease) in accrued liabilities	(32,346)	21,248
Increase (decrease) in other liabilities and assets, net	(1,683)	410

Net cash provided by (used for) continuing operations	(19,504)	63,717
Net cash provided by (used for) discontinued operations	8,163	(41,722)

Net cash provided by (used for) operating activities	(11,341)	21,995

Net cash used for reorganization items	—	(9,957)

Cash flows from investing activities:
Capital expenditures	(10,639)	(14,440)
Proceeds from sales or disposals of long-term assets	5,150	86
Proceeds from sale of business, net	291,632	—
Acquisition of business, net of cash acquired*	(3,649)	—
Other investing activities	(13)	—

Net cash provided by (used for) investing activities	282,481	(14,354)

Cash flows from financing activities:
Proceeds from long-term debt	23,766	—
Repayment of long-term debt	(274,053)	(22,509)
Redemption of tranche A warrants	(8,365)	—
Debt issuance costs – reorganization	—	(606)

Net cash used for financing activities	(258,652)	(23,115)

Effect of exchange rate changes on cash	(70)	650

Increase (decrease) in cash and cash equivalents	12,418	(24,781)
Cash and cash equivalents at beginning of period	26,646	105,505

Cash and cash equivalents at end of period	$39,064	$80,724

Supplemental information:
Cash paid for income taxes	$6,877	$2,886

Cash paid for interest	$8,055	$381

*Acquisition of business net of cash acquired:
Working capital, other than cash	$(2,623)	$—
Property, plant and equipment	(3,466)	—
Other assets	(970)	—
Noncurrent liabilities	3,410	—

Cash used to acquire business	$(3,649)	$—

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Debtors’ joint plan of reorganization was confirmed on October 7, 2003 and became effective in accordance with its terms on November 10, 2003.

The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company’s post-emergence financial statements (“Successor”) are not comparable with its pre-emergence financial statements (“Predecessor”).

On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. (“ADC”). Accordingly, the business has been classified as discontinued operations. The purchase price included approximately $294,000 in cash, subject to post-closing adjustments, and the assumption by ADC of approximately $56,000 of pension and employee-related liabilities. Consummation of this transaction triggered the contingent redemption feature of the Company’s tranche A warrants. The Company made the required payment on June 30, 2004, and the tranche A warrants expired. Proceeds from this transaction were used to repay the Company’s Senior Term Notes in full, and the loan agreement was terminated.

On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8,400, subject to post-closing adjustments. As part of the transaction, the Company entered into a seven year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The Company expects that this supply agreement will result in an increase of approximately $120,000 in annual revenue. The results of operations of the facility will be included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share is not material. The allocation of purchase price is based on preliminary valuation information available to the Company, which is subject to change as such information is finalized.

GENTEK INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 2 – Summary of Significant Accounting Policies

Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net income (loss) as reported	$185,118	$(9,794)	$199,923	$(38,703)
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects	(99)	627	(99)	994
Pro forma net income (loss)	$185,019	$(9,167)	$199,824	$(37,709)
Income (loss) per share:
Basic – as reported	$18.51	$(.38)	$19.99	$(1.51)
Basic – pro forma	$18.50	$(.36)	$19.98	$(1.48)
Diluted – as reported	$18.49	$(.38)	$19.98	$(1.51)
Diluted – pro forma	$18.48	$(.36)	$19.97	$(1.48)

For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions (are not applicable for 2003 as there were no grants made):

2004
Dividend yield	—
Expected volatility	50%
Risk-free interest rate	2.32%
Expected holding period (in years)	4
Weighted average fair value	$14.82

Certain prior-period amounts have been reclassified to conform with the current presentation.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 3 – Reorganization Items

Reorganization items consist of the following:

	Predecessor
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Professional fees	$6,087	$12,096
Employee costs	4,504	7,032
Interest income	(155)	(449)
Settlement of pre-petition liabilities	(591)	(1,327)
Write off of unamortized debt issuance costs	11,730	11,730
Other	3,257	4,884
	$24,832	$33,966

Note 4 – Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended June 30, 2004 and 2003 was $183,652 and $(4,128), respectively. Total comprehensive income (loss) for the six months ended June 30, 2004 and 2003 was $198,868 and $(29,999), respectively.

Note 5 – Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted stock, using the treasury stock method.

The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Basic earnings per common share:
Weighted average common shares outstanding	10,000,000	25,564,310	10,000,000	25,564,310
Diluted earnings per common share:
Weighted average common shares outstanding	10,000,000	25,564,310	10,000,000	25,564,310
Warrants, options and restricted stock	13,496	—	7,408	—
Total	10,013,496	25,564,310	10,007,408	25,564,310

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

For the three months ended June 30, 2004 and 2003, potentially dilutive securities totaling 2,094,645 and 2,812,250, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the six months ended June 30, 2004 and 2003, potentially dilutive securities totaling 921,461 and 2,737,250, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 6 – Additional Financial Information

	Successor
	June 30, 2004	December 31, 2003
Inventories:
Raw materials	$32,979	$24,195
Work in process	9,665	8,475
Finished products	23,899	27,140
Supplies and containers	1,360	2,645
	$67,903	$62,455

	Performance Products	Manufacturing	Consolidated
Goodwill:
Balance at December 31, 2003	$11,885	$142,126	$154,011
Acquisition	—	970	970
Foreign currency translation	—	(37)	(37)
Balance at June 30, 2004	$11,885	$143,059	$154,944

Note 7 – Long-Term Debt

		Successor
	Maturities	June 30, 2004	December 31, 2003
Revolving credit facility – floating rates	2008	$—	$—
Senior Term Notes – floating rates	2008	—	250,000
Other debt – various rates	2004-2018	4,689	1,188
Total debt		4,689	251,188
Less: Current portion		463	338
Net long-term debt		$4,226	$250,850

Proceeeds from the sale of the KRONE communications business were used to repay the Senior Term Notes in full, and the loan agreement was terminated.

Note 8 – Segment Information

On March 25, 2004 the Company signed a definitive agreement to sell its KRONE communications business. As a result of the reclassification of this business to discontinued operations, the communications segment is no longer a reportable segment. Industry segment information is summarized as follows:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net Revenues:
Manufacturing	$116,492	$109,779	$230,469	$218,826
Performance products	81,675	89,376	157,180	171,254
Corporate and other	3,423	5,827	6,871	11,950
Consolidated	$201,590	$204,982	$394,520	$402,030

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Operating Profit (Loss):
Manufacturing	$4,555	$8,635	$15,686	$17,538
Performance products	(564)	6,378	11,195	(18,831)
Corporate and other	(2,979)	(3,982)	(3,817)	(5,567)
Consolidated	1,012	11,031	23,064	(6,860)
Interest expense	2,686	345	7,125	414
Other (income) expense, net	473	21,663	(1,245)	28,748
Consolidated income (loss) from continuing operations before income taxes	$(2,147)	$(10,977)	$17,184	$(36,022)

	Capital Expenditures
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Manufacturing	$1,462	$1,695	$3,047	$3,287
Performance products	3,649	5,195	7,260	10,585
Corporate and other	167	255	332	568
Consolidated	$5,278	$7,145	$10,639	$14,440

	Depreciation and Amortization
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Manufacturing	$6,626	$4,364	$12,513	$8,865
Performance products	4,511	3,105	8,501	6,657
Corporate and other	314	448	582	893
Consolidated	$11,451	$7,917	$21,596	$16,415

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data)
(unaudited)

	Identifiable Assets Successor
	June 30, 2004	December 31, 2003
Manufacturing (1)	$467,838	$454,040
Performance products	296,964	299,332
Corporate and other	43,598	31,797
Assets held for sale	—	281,852
Consolidated	$808,400	$1,067,021

(1)        Includes equity method investments of $20,166 and $20,387, respectively.

Note 9 – Restructuring and Impairment Charges

During the second quarter of 2004, the Company initiated actions to close one facility in its manufacturing segment and one facility in its performance products segment. The Company’s restructuring actions during 2003 consist of two plant closures in its performance products segment. The Company expects to substantially complete implementation of these restructuring actions by the end of 2004. The following tables summarize the Company’s expected costs and accruals for these restructuring actions:

	Manufacturing	Performance Products	Total
Employee Termination Costs
Costs incurred in prior periods	$—	$6,984	$6,984
Costs incurred in current period	404	1,981	2,385
Costs anticipated to be incurred in the future	1,096	634	1,730
Total costs expected to be incurred	$1,500	$9,599	$11,099

Accrual balance at December 31, 2003	$—	$2,697	$2,697
Provisions	404	851	1,255
Amounts paid	404	1,680	2,084
Accrual balance at June 30, 2004	$—	$1,868	$1,868

In the performance products segment, included in costs incurred in the current period, but not in provisions in the accrual roll forward, is $1,130 of contractual termination pension benefits, which have been restated in the pension liabililty.

	Manufacturing	Performance Products	Total
Facility Exit Costs
Costs incurred in prior periods	$—	$8,140	$8,140
Costs incurred in current period	103	4,556	4,659
Costs anticipated to be incurred in the future	366	952	1,318
Total costs expected to be incurred	$469	$13,648	$14,117

Accrual balance at December 31, 2003	$—	$5,651	$5,651
Provisions	103	4,556	4,659
Amounts paid	103	6,960	7,063
Accrual balance at June 30, 2004	$—	$3,247	$3,247

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands, except per share data)
(unaudited)

The Company’s restructuring programs initiated in prior years have been completed.

Note 10 – Pension and Other Postretirement Benefits

	Pension Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Service cost	$504	$1,161	$1,879	$2,321
Interest cost	3,285	2,988	6,786	5,977
Expected return on plan assets	(3,022)	(2,859)	(5,777)	(5,718)
Amortization of net:
Prior service cost	—	77	—	153
Loss	—	161	—	321
Net periodic benefit cost	$767	$1,528	$2,888	$3,054

	Other Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Service cost	$363	$314	$727	$628
Interest cost	1,090	941	2,181	1,881
Expected return on plan assets	—	—	—	—
Amortization of net:
Prior service cost	—	(196)	—	(391)
Loss	—	11	—	23
Net periodic benefit cost	$1,453	$1,070	$2,908	$2,141

During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. This action resulted in a curtailment gain of $14,840. During the second quarter of 2004, the Company accrued $1,130 of contractual termination pension benefits, related to the closure of a plant, which was recorded as a component of restructuring and impairment charges. In addition, during the first quarter of 2003, the Company closed a facility, which resulted in a curtailment gain for a pension plan of $81, which was recorded as a component of reorganization items, net.

During the first half of 2004, the Company contributed $22,297 to its domestic pension plan trusts and does not expect to make additional contributions during the remainder of 2004.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Dollars in thousands, except per share data)
(unaudited)

Note 11 – Contingencies

On April 30, 2004, the Company and Honeywell International Inc. entered into a settlement agreement relating to the Company’s proposed rejection in the Company’s bankruptcy proceedings of certain executory contracts dealing with environmental issues at sites formerly owned by Honeywell’s predecessor, along with certain other claims made by Honeywell. The settlement agreement provides, among other things, that the Company will transfer ownership of two sites to Honeywell in exchange for Honeywell assuming all environmental liabilities at these sites, along with any groundwater contamination at another site. In addition, Honeywell agreed to share with the Company the costs of certain environmental remediation at two other sites that will continue to be owned by GenTek. Accordingly, the Company recorded a receivable of $6,000, which represents amounts expected to be received over the next several years from Honeywell in accordance with the cost sharing provisions of the agreement.

Note 12 – Discontinued Operations

On March 25, 2004, the Company signed a definitive agreement to sell its KRONE communications business for $294 million in cash, subject to post-closing adjustments for certain cash and debt balances as of the closing date. The transaction was completed on May 18, 2004, and resulted in a gain of $186,101, net of a tax provision of $79,155 of which $3,600 represents the current or cash portion and $75,555 represents the deferred portion. The net gain is included in income from discontinued operations. The carrying amount as of December 31, 2003 of the major classes of assets and liabilities included in the transaction are as follows:

Current assets	$156,619
Property, plant and equipment	62,050
Other assets	63,183
Current liabilities	77,508
Non-current liabilities	89,738

The businesses included in discontinued operations had revenues of $47,062 and $76,419 and pretax profit of $4,825 and $2,920 for the three months ended June 30, 2004 and 2003, respectively, and revenues of $130,958 and $144,130 and pretax profit of $11,074 and $1,087 for the six months ended June 30, 2004 and 2003, respectively. The businesses were formerly reported as part of the communications segment, which is no longer a reportable segment as a result of the reclassification of this business to discontinued operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Debtors’ joint plan of reorganization (the “Plan”) was confirmed on October 7, 2003 and became effective in accordance with its terms on November 10, 2003.

The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company’s post-emergence financial statements (“Successor”) are not comparable with its pre-emergence financial statements (“Predecessor”).

On April 30, 2004, the Company and Honeywell International Inc. entered into a settlement agreement relating to the Company’s proposed rejection in the Company’s bankruptcy proceeding of certain executory contracts dealing with environmental issues at sites formerly owned by Honeywell’s predecessor, along with certain other claims made by Honeywell. The settlement agreement provides, among other things, that the Company will transfer ownership of two sites to Honeywell in exchange for Honeywell assuming all environmental liabilities at these sites, along with any groundwater contamination at another site. In addition, Honeywell agreed to share with the Company the costs of certain environmental remediation at two other sites that will continue to be owned by GenTek. The net impact of the settlement agreement was a credit to income of $7 million. In addition, the Company recorded employee termination and facility exit costs of $3 million relating to one of the sites to be transferred to Honeywell.

On May 18, 2004 the Company sold its KRONE communications business to ADC Telecommunications, Inc. (ADC). Accordingly, the business has been classified as discontinued operations. The purchase price included $294 million in cash, subject to post-closing adjustments, and the assumption by ADC of approximately $56 million of pension and employee-related liabilities. The Company used the proceeds from this transaction to repay all of its outstanding indebtedness under its Senior Term Notes and Revolving Credit Facility as well as make the payments required by the contingent redemption feature of the Company’s tranche A warrants.

On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million, subject to post-closing adjustments. As part of the transaction, the Company entered into a seven year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The Company expects that this supply agreement will result in an increase of approximately $120 million in annual revenue. The Company expects that the addition of the Reynosa operation will be neutral to GenTek’s net income and operating cash flow during the first year of operation, with the contribution to net income and operating cash flow expected to increase after the first year of transition. The results of operations of the facility will be included in the financial statements beginning July 1, 2004.

Results of Operations

The following table sets forth certain line items from our Consolidated Statements of Operations for the three and six month periods ended June 30, 2004 and 2003 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated. As previously discussed, the Company emerged from Chapter 11 and adopted fresh start accounting on November 10, 2003. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

	Successor Company		Predecessor Company		Successor Company		Predecessor Company

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003		Six Months Ended June 30, 2004		Six Months Ended June 30, 2003

	(In millions)
Net revenues	$201.6	100%	$204.9	100%	$394.5	100%	$402.0	100%
Cost of sales	172.3	86	170.9	83	335.5	85	340.2	85
Selling, general and administrative expense	22.2	11	23.0	11	43.7	11	44.0	11
Restructuring and impairment charges	6.1	3	—	—	7.0	2	24.7	6
Pension curtailment gain	—	—	—	—	14.8	4	—	—

Operating profit (loss)	1.0	—	11.0	6	23.1	6	(6.9)	(2)
Interest expense	2.6	1	0.4	—	7.1	2	0.4	—
Interest income	0.1	—	0.1	—	0.1	—	0.2	—
Reorganization items	—	—	24.8	12	—	—	34.0	8
Other (income), net	0.6	—	(3.1)	(1)	(1.1)	—	(5.1)	(1)
Income tax provision (benefit)	(0.3)	—	1.5	1	8.0	2	5.3	1

Income (loss) from continuing operations	(1.8)	(1)	(12.5)	(6)	9.2	2	(41.3)	(10)
Income from discontinued operations	186.9	93	2.7	1	190.7	49	2.6	—

Net income	$185.1	92%	$(9.8)	(5)%	$199.9	51%	$(38.7)	(10)%

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net revenues for the three month period ended June 30, 2004 were $202 million as compared with $205 million for the prior period. This decrease reflects lower sales in the performance products segment and corporate and other, partially offset by higher sales in the manufacturing segment. The decrease in the performance products segment is due to lower sales in the Company’s sulfuric acid and fine chemical product lines of $5 million and $6 million, respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $2 million for the Company’s water chemical product line, due principally to the impact of the pass through of higher raw material prices. The decrease in corporate and other is principally due to lower sales of the Company’s printing plate product line of $2 million. The increase in revenues in the manufacturing segment resulted from higher sales to the industrial and automotive markets of $8 million and $1 million, respectively, partially offset by lower sales in the appliance and electronics market of $3 million. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper. The decrease in revenues in the appliance and electronics market reflects the impact of certain customers’ decisions to resource business away from the Company, primarily to competitors in the Far East.

Gross profit was $29 million for the three month period ended June 30, 2004 as compared with $34 million for the prior year period. This decrease is principally due to the impact of a charge of $8 million related to environmental matters and lower gross profit in the manufacturing segment of $3 million, partially offset by the favorable impact of the abovementioned Honeywell settlement of $7 million. The charge for environmental matters is related to incremental costs associated with the receipt of sampling results related to a corrective action program at one of the Company’s performance products manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company’s performance products manufacturing facilities. The decrease in gross profit in the manufacturing segment is principally due to higher depreciation and amortization expense of $2 million as a result of fresh start accounting and higher raw material costs.

Selling, general and administrative expense was $22 million for the three month period ended June 30, 2004, as compared with $23 million for the prior year period.

Restructuring and impairment charges of $6 million were recorded during the three month period ended June 30, 2004 for expenses related to the closure of four production facilities. There were no charges recorded during the second quarter of 2003.

Operating income was $1 million for the three month period ended June 30, 2004 as compared with $11 million for the prior year. This decrease was principally due to the restructuring and impairment charges recorded during the second quarter of 2004 and the abovementioned lower gross profit.

Interest expense was $2.7 million for the three month period ended June 30, 2004 as compared to $0.3 million for the prior year. Interest expense for the first quarter of 2004 consisted of interest expense on the Company’s new Senior Term Notes and Revolving Credit Facility. During the first quarter of 2003 no interest expense was recorded on the Company’s pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy which have been treated for accounting purposes as reductions in principal.

There were no reorganization items for the three month period ended June 30, 2004 as compared with $25 million of reorganization items for the second quarter of 2003. Reorganization items for the second quarter of 2003 include expenses associated with the Company’s reorganization under Chapter 11 and include professional fees, employee retention costs and the write off of unamortized debt issuance costs.

Income from discontinued operations was $187 million for the three month period ended June 30, 2004 as compared with $3 million for the prior year. This increase is principally due to the gain related to the sale of the Company’s communications business.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net revenues for the six months ended June 30, 2004 were $395 million as compared with $402 million for the six month period ended June 30, 2003. This decrease reflects lower sales in the performance products segment and corporate and other, partially offset by higher sales in the manufacturing segment. The decrease in the performance products segment is due to lower sales in the Company’s sulfuric acid and fine chemical product lines of $9 million and $10 million, respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $3 million for the Company’s water chemical product line, due principally to the impact of the pass through of higher raw material prices. The decrease in corporate and other is principally due to lower sales of the Company’s printing plate product line of $5 million. The increase in revenues in the manufacturing segment is the result of higher sales to the industrial and automotive markets of $14 million and $4 million, respectively, partially offset by lower sales in the appliance and electronics market of $7 million. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper as well as the impact of exchange rate fluctuations. The decrease in revenues in the appliance and electronics market reflects the impact of certain customers’ decisions to resource business away from the Company, primarily to competitors in the Far East.

Gross profit was $59 million for the six month period ended June 30, 2004 as compared with $62 million for the prior year period. This decrease is principally due to the impact of a charge of $8 million related to environmental matters and lower gross profit in the manufacturing segment, partially offset by the favorable impact of the abovementioned Honeywell settlement of $7 million. The charge for environmental matters is related to incremental costs associated with the receipt of sampling results related to a corrective action program at one of the Company’s performance products manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company’s performance products manufacturing facilities. The decrease in gross profit in the manufacturing segment is principally due to higher depreciation and amortization expense of $4 million as a result of fresh start accounting and higher raw material costs. The lower gross profit in corporate and other reflects the impact of the abovementioned lower sales volume. The increase in gross profit in the performance products segment is principally due to a $3 million loss contract accrual recorded during the first six months of 2003, and plant cost savings net of lost revenue of $2 million due to the closure of the South Plant of the Delaware Valley Works, partially offset by increased depreciation and amortization expense of $2 million as a result of fresh start accounting.

Selling, general and administrative expense was $44 million for the six month period ended June 30, 2004, which is comparable with the prior year level.

Restructuring and impairment charges were $7 million for the six month period ended June 30, 2004 as compared with charges of $25 million for the six month period ended June 30, 2003. The charges recorded during the six month period ended June 30, 2004 are associated with the closure of four production facilities. The charge for the six month period ended June 30, 2003 was recorded to reduce the carrying value of the fixed assets at the South Plant of the Company’s Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an independent appraisal.

During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $15 million was recognized during the six month period ended June 30, 2004.

Operating income was $23 million for the six month period ended June 30, 2004 as compared with an operating loss of $7 million for the prior year. This increase is principally due to the higher level of restructuring and impairment charges recorded during 2003, and the abovementioned pension curtailment gain.

Interest expense was $7 million for the six month period ended June 30, 2004 as compared to $0.4 million for the prior year period. Interest expense for the six month period ended June 30, 2004 consisted of interest expense on the Company’s new Senior Term Notes and Revolving Credit Facility. During the six months ended June 30, 2003 no interest expense was recorded on the Company’s pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy which have been treated for accounting purposes as reductions in principal.

There were no reorganization items for the six month period ended June 30, 2004 as compared with $34 million of reorganization items for the six months ended June 30, 2003. Reorganization items for the first six months of 2003 include expenses associated with the Company’s reorganization under Chapter 11 and include professional fees, employee retention costs and the write-off of unamortized debt issuance costs.

Included in other (income)/expense, net for the six month period ended June 30, 2004 is a gain of $3 million from the sale of the Company’s minority interest in its joint venture with Esseco S.P.A.

Results of Operations by Segment

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net Revenues:	(In millions)
Manufacturing	$116.5	$109.8	$230.5	$218.8
Performance products	81.7	89.4	157.2	171.3
Corporate and other	3.4	5.8	6.9	12.0
Total	$201.6	$205.0	$394.6	$402.1

	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
Operating Profit (Loss):	(In millions)
Manufacturing	$4.6	(1)	$8.6	$15.7	(1)	$17.5
Performance products	(0.6	)(2)	6.4	11.2	(2)	(18.8)
Corporate and other	(3.0)		(4.0)	(3.8	)(3)	(5.6)
Total	$1.0		$11.0	$23.1		$(6.9)

(1)

Includes restructuring and impairment charges of $0.4 million and $0.5 million for the three and six month periods ended June 30, 2004, respectively. Includes a pension curtailment gain of $1.7 million for the six month period ended June 30, 2004.

(2)

Includes restructuring and impairment charges of $7.5 million, $8.3 million and $24.7 million for the three and six month periods ended June 30, 2004, and six month period ended June 30, 2003, respectively. Includes a pension curtailment gain of $11.7 million for the six month period ended June 30, 2004.

(3)	Includes a pension curtailment gain of $1.5 million.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Manufacturing Segment

Net revenues for the manufacturing segment were $116 million for the three month period ended June 30, 2004 as compared with $110 million for the prior year period. This increase is principally due to higher sales to the industrial market of $8 million, partially offset by lower sales to the appliance and electronics market of $3 million. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper. The decrease in revenues to the appliance and electronics market reflect the impact of certain customers’ decisions to resource business away from the Company, primarily to competitors in the Far East. Gross profit was $16 million for the three month period ended June 30, 2004, as compared with $19 million for the prior year period. This decrease is principally due to higher depreciation and amortization expense of $2 million as a result of fresh start accounting and higher raw material costs. Selling, general and administrative expense was $11 million for the three month period ended June 30, 2004 as compared with $10 million for the comparable prior year period. Restructuring and impairment charges were $0.4 million for the three month period ended June 30, 2004 as a result of the closure of one manufacturing facility as compared with no charges being recorded during the comparable prior year period. Operating income for the three month period ended June 30, 2004 was $5 million as compared to $9 million for the prior year period. This decrease is principally due to the abovementioned decrease in gross profit and higher selling, general and administrative expense.

Performance Products Segment

Net revenues for the performance products segment were $82 million for the three month period ended June 30, 2004 as compared with $89 million for the prior year period. This decrease was principally driven by lower sales for the Company’s sulfuric acid product and fine chemical product lines of $5 million and $6 million, respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $2 million for the Company’s water chemical product line, due principally to the impact of the pass through of higher raw material prices. Gross profit was $13 million for the three month period ended June 30, 2004 as compared with $15 million for the prior year period. This decrease was principally due to the impact of a charge of $7 million related to environmental matters, and higher depreciation and amortization expense of $1 million principally related to fresh start accounting, partially offset by the favorable impact of the abovementioned Honeywell settlement of $7 million. The charge for environmental matters is related to incremental costs associated with the receipt of sampling results related to a corrective action program at one of the Company’s manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company’s manufacturing facilities. Selling, general and administrative expense was $8 million for the three month period ended June 30, 2004, which was comparable with the prior year level. Restructuring charges were $5 million for the three month period ended June 30, 2004 due to the closure of three manufacturing facilities as compared to no charges being recorded during the comparable prior year period. The operating loss for the three month period ended June 30, 2004 was $1 million as compared to operating income of $6 million for the prior year. This decrease is principally due to the restructuring charges recorded in 2004 and the abovementioned lower gross profit.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Manufacturing Segment

Net revenues were $230 million for the six month period ended June 30, 2004 as compared with $219 million for the prior year period. This increase is principally due to higher sales in the industrial and automotive markets of $13 million and $4 million respectively, partially offset by lower sales in the appliance and electronics market of $7 million. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper as well as the impact of exchange rate fluctuations. The increase in the automotive segment is the result of higher volumes partially offset by less favorable pricing. The decrease in revenues in the appliance and electronics market reflects the impact of certain customers’ decisions to resource business away from the Company, primarily to competitors in the Far East. Gross profit was $35 million for the six month period ended June 30, 2004 as compared with $37 million for the prior period. The decrease is principally due to increased depreciation and amortization expense of $4 million as a result of fresh start accounting. Selling, general and administrative expense was $20 million for the six month period ended June 30, 2004, which is comparable with the prior year level. Restructuring and impairment charges were $1 million for the six month period ended June 30, 2004 as compared with no charges being recorded during the comparable prior year period. Operating income for the six month period ended June 30, 2004 was $16 million as compared with $18 million for the comparable prior year period. This decrease is the result of the abovementioned lower gross margin and higher restructuring and impairment charges, partially offset by a $2 million pension curtailment gain recorded in the first quarter of 2004.

Performance Products Segment

Net revenues were $157 million for the six month period ended June 30, 2004 as compared with $171 million for the comparable prior year period. This decrease was principally the result of lower sales for the Company’s sulfuric acid and fine chemical product lines of $9 million and $10 million respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American Sulfur derivatives business. This decrease was partially offset by higher sales of $3 million for the Company’s Water Chemical product line, due principally to the impact of the pass through of higher raw material prices to our customers. Gross profit was $24 million for the six month period ended June 30, 2004 as compared with $23 million for the prior period. This increase is principally due to the favorable impact of the abovementioned Honeywell settlement of $7 million, a $2 million loss contract accrual recorded during the first six months of 2003, and plant cost savings net of lost revenue of $3 million due to the closure of the South Plant of the Delaware Valley Works, partially offset by an $8 million charge for environmental matters and increased depreciation and amortization expense of $2 million as a result of fresh start accounting. The charge for environmental matters is related to incremental costs associated with the receipt of sampling results related to a corrective action program at one of the Company’s manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company’s manufacturing facilities. Selling, general and administrative expense was $17 million for the six month period ended June 30, 2004, which was comparable with the prior year level. Restructuring and impairment charges were $7 million for the six month period ended June 30, 2004 as a result of the closure of three manufacturing facilities as compared with a $25 million charge recorded during the six month period ended June 30, 2003 to reduce the carrying value of the fixed assets at the South Plant of the Company’s Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an independent appraisal. Operating income was $11 million for the six month period ended June 30, 2004 as compared with an operating loss of $19 million for the comparable prior year period.

This increase is principally due to the lower level of restructuring and impairment charges, a $12 million pension curtailment gain recorded in 2004 and the abovementioned higher gross profit.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $39 million at June 30, 2004 compared with $27 million at December 31, 2003. The increase in cash is the result of net proceeds from the sale of assets of $297 million and cash used for operating activities of $11 million, which was used to repay debt of $250 million, make business acquisitions of $4 million, make payments to the Tranche A warrant holders of $8 million and make capital expenditures of $11 million. Cash used for operating activities includes contributions made to domestic pension plans of $22 million.

The Company had working capital of $145 million at June 30, 2004 as compared with working capital of $93 million at December 31, 2003. This increase in working capital principally reflects higher cash, accounts receivable and inventory balances partially offset by higher accounts payable.

Cash payments for employee termination costs and facility exit costs totaled $8 million in the six months ended June 30, 2004. Management expects that additional cash outlays of approximately $8 million for employee termination costs and facility exit costs will be substantially completed by the middle of 2005. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

On November 10, 2003, GenTek, substantially all of GenTek’s domestic subsidiaries, and Noma Company (collectively, “the Borrowers”) entered into a $125 million Revolving Credit Facility, as amended through June 30, 2004, which matures on November 10, 2008. The facility includes a letter of credit sub-limit of $60 million. The facility is secured by a first priority lien on substantially all of the assets of the Borrowers and 65 percent of the stock of first-tier foreign subsidiaries. The facility bears interest at variable rates based on a base rate or LIBOR plus an applicable margin. The current margins are 1.5 percent for base rate borrowings and 2.5 percent for LIBOR borrowings. The margins are subject to periodic adjustment based upon the financial performance of the Company. The facility contains debt covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain asset sale proceeds must be used to repay indebtedness.

In addition, on November 10, 2003, the Company issued $250 million under the Senior Term Loan Credit Agreement. In conjunction with the sale of the KRONE communications business, all amounts outstanding were repaid and the agreement was terminated.

During the first half of 2004, the Company contributed $22 million to its domestic pension plan trusts, which is in excess of required contribution amounts, and does not expect to make additional contributions during the remainder of the year. Under current assumptions, this accelerated funding will substantially reduce the amount of any cash contributions the Company is required to make during 2005.

The Company has not entered into any off-balance financing arrangements.

During the first half of 2004, the Company made $11 million of capital expenditures in its continuing operations and expects to make approximately $25 million during the remainder of the year.

Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements during 2004.

Contractual Obligations

In conjunction with the sale of the KRONE communications business, $250 million of Senior Term Notes were paid in full and the agreement was terminated. This amount was included under long-term debt, with payments due in 2008.

Recent Accounting Pronouncements

In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The act, signed into law December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. The FSP is effective for the first interim period beginning after June 15, 2004. The Company has not yet determined what the effect of this FSP will be on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and commodity prices and the Company selectively uses financial instruments to manage these risks. The Company’s objective in managing its exposure to changes in interest rates, foreign currency exchange rates and commodity prices is to reduce volatility on earnings and cash flow associated with such changes. The Company has not entered, and does not intend to enter, into financial instruments for speculation or trading purposes.

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

Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Richmond Litigation

Prior to October 2002, lawyers claiming to represent more than 47,000 persons filed approximately 24 lawsuits in several counties in California state court (Alameda, Contra Costa, San Francisco superior courts), making claims against General Chemical Corporation and, in some cases, a third party arising out of May 1, 2001 and/or November 29, 2001 releases of sulfur dioxide and/or sulfur trioxide from the Company’s Richmond, California sulfuric acid facility.

The first case was filed in 2001 and subsequent cases were filed from March through July 2002. On May 1, 2002, a class action lawsuit arising out of the same facts was also filed. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages. The Company filed a petition for coordination to consolidate the state court cases before a single judge. The petition for coordination has now been granted and a follow-on petition to add additional cases to the coordinated proceedings has been orally granted. The state court cases were stayed as a result of the Filing. Approximately 73,000 proofs of claim were submitted in the bankruptcy proceedings on behalf of the Richmond claimants, seeking damages for the May 1, 2001 and/or November 29, 2001 releases. A preliminary review of the claimant list indicates that the claimants include most of the plaintiffs in the state court cases, plus several thousand duplicates and some additional claimants. In addition, one class proof of claim was submitted. A motion for class certification was filed but the motion was later withdrawn subject to being re-filed in state court. The Company filed a motion to lift the automatic stay and discharge injunction to allow liquidation of the claims to proceed in California State Court. That motion was granted upon stipulation of the parties, and the action is proceeding in California State Court.

In June, 2004, the plaintiffs filed a Master Complaint that is intended to supersede the prior pleadings on behalf of individual plaintiffs. The Master Complaint seeks damages and other remedies arising out of the May 1, 2001 and November 29, 2001 releases based upon causes of action, among others, for negligence, Business and Professions Code Section 17200, nuisance and trespass. The Master Complaint also names Latona Associates, Matthew Friel (GenTek’s Chief Financial Officer) and Paul Montrone (a former director and shareholder of GenTek) as defendants. The class action complaint was also amended in June 2004 to add these additional defendants. The Company’s responsive pleadings are due September 1, 2004. The state court has entered several case management orders for the first phase of the cases, including the requirement that plaintiffs complete questionnaires regarding their claims by September 10, 2004. No trial date has been set.

Any recovery by the plaintiffs in these lawsuits will be limited as provided in the Plan. Pursuant to the terms of the Plan, GenTek could be required to issue new shares of common stock and Tranche A, B and C Warrants in accordance with the terms of the Plan to the extent insurance is not available to cover any allowed amount of such claim.

Avtex Site at Front Royal, Virginia and Delaware Valley Facility

On March 22, 1990, the Environmental Protection Agency (the “EPA”) issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers Front Royal, Inc., which has filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex site was previously owned and operated by the Company.

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

On September 7, 2000, the U.S. Environmental Protection Agency issued to the Company an Initial Administrative Order (an “IAO”) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act (“RCRA”), which requires that the Company conduct an environmental investigation of certain portions of the Company’s Delaware Valley facility (the “Facility”) and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. The Company is working cooperatively with the EPA and Honeywell Inc. (formerly AlliedSignal Inc.), prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO.

On April 30, 2004, the Company and Honeywell International Inc. entered into a settlement agreement relating to the Company’s proposed rejection in the Company’s bankruptcy proceeding of certain executory contracts dealing with environmental issues at the Avtex site and the Facility. Under the terms of the settlement agreement, Honeywell agreed to purchase the Avtex site from the Company and assume substantially all environmental liabilities associated with the Avtex site. In addition, the settlement agreement provides that Honeywell will purchase a portion of the Facility upon its closure in January, 2005, and assume substantially all environmental liabilities associated with the portion of the Facility it purchases. Finally, Honeywell has agreed to assume responsibility for certain environmental obligations relating to groundwater contamination at the portion of the Facility that will continue to be owned by the Company.

Item 2.  Changes in Securities and Use of Proceeds.

NONE

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 12, 2004, the Company held its annual meeting of stockholders at 200 Galleria Officentre #200, Southfield, Michigan 48034.

Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement, and the nominees were elected.

The stockholders voted, in person or by proxy, on: (i) proposal to elect two Class I directors to serve until the 2007 annual meeting of stockholders or until their respective successors are elected and duly qualified; and (ii) a proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for fiscal year 2004.

The results of the voting are shown below:

Proposal 1: Election of Directors

Name	For	Withheld Vote

Dugald K. Campbell	7,932,327	0
William E. Redmond, Jr.	7,932,327	0

Proposal 2: Approval of Independent Auditors.

For:	7,932,327
Against:	0
Abstain:	0
Broker Non-vote:	0

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:
2.1

Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated August 28, 2003, as filed with the United States Bankruptcy Court for the District of Delaware on August 28, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.2

First Modification to Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated October 3, 2003 as filed with the United States Bankruptcy Court for the District of Delaware on October 3, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.3

Order confirming Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, as Modified, as entered by the United States Bankruptcy Court for the District of Delaware on October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

3.1

Second Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of November 7, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

3.2

Amended and Restated By-Laws of GenTek Inc., effective as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.1

GenTek Inc. Tranche A Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.2

GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.3

GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.1

Form of Registration Rights Agreement by and among the Company and the holders named therein dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.2

Credit Agreement among GenTek Inc., Noma Company and the domestic subsidiaries of GenTek Inc. from time to time party hereto and Bank of America, N.A. as the Agent, and Banc of America Securities LLC as sole Syndication Agent, Book Runner and Lead Arranger, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.3

Security Agreement among GenTek Inc. and certain of its subsidiaries and Bank of America, N.A. in its capacity as agent for the financial institutions from time to time party to the Credit Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.4

Pledge Agreement among GenTek Inc. and certain of its subsidiaries and Bank of America, N.A. in its capacity as agent for the financial institutions from time to time party to the Credit Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.5

Intercreditor Agreement among Bank of America, N.A., as Senior Agent, BNY Asset Solutions LLC, as Junior Agent, GenTek Inc. and each subsidiary of GenTek party hereto, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.6

Amendment No. 2 to Credit Agreement, dated as of May 14, 2004, to that certain credit agreement among GenTek Inc., Noma Company and the domestic subsidiaries of GenTek Inc. from time to time party hereto and Bank of America, N.A. as the Agent, and Banc of America Securities LLC as sole Syndication Agent, Book Runner and Lead Arranger, dated as of November 10, 2003.

10.7

Amendment No. 3 to Credit Agreement, dated as of June 30, 2004, to that certain credit agreement among GenTek Inc., Noma Company and the domestic subsidiaries of GenTek Inc. from time to time party hereto and Bank of America, N.A. as the Agent, and Banc of America Securities LLC as sole Syndication Agent, Book Runner and Lead Arranger, dated as of November 10, 2003.

10.8	GenTek Inc. 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).
10.9	GenTek Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission).
10.10	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).
10.11	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).
10.12

Tax Sharing Agreement between GenTek Inc. and the General Chemical Group Inc. (incorporated by reference to the Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.13

Share Purchase Agreement by and among ADC Telecommunications Inc., Krone International Holding Inc., Krone Digital Communications Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the period ended March 31, 2004, as filed with Securities and Exchange Commission).

10.14	Employment Agreement with Richard R. Russell.
10.15	Form of Director Restricted Stock Agreement.
10.16	Form of Emergence Shares Restricted Stock Agreement.
10.17	Form of Restricted Stock Agreement.
10.18	Form of Stock Option Agreement.
10.19	Form of Performance Cash Award Agreement.
31.1	GenTek Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

Form 8-K filed with the Securities and Exchange Commission dated April 30, 2004, with respect to a press release announcing the Company’s filing of an amendment to the shelf registration statement required by its registration rights agreement.

Form 8-K filed with the Securities and Exchange Commission dated May 18, 2004, with respect to the Company’s announcement of its earnings for the first quarter of 2004.

Form 8-K filed with the Securities and Exchange Commission dated May 19, 2004, with respect to the Company’s announcement that it completed the sale of its Krone communications business to ADC Telecommunications, Inc.

Form 8-K filed with the Securities and Exchange Commission dated June 2, 2004, with respect to furnishing proforma financial information reflecting the sale of the Krone communications business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.

Registrant

Date	August 16, 2004	/s/	Richard R. Russell

Richard R. Russell President and Chief Executive Officer (Principal Executive Officer) and Director

Date	August 16, 2004	/s/	Matthew R. Friel

Matthew R. Friel Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)