Form 10-Q
period 2004-09-30
GENTEK INC
filed 2004-11-15
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

Yes     X         No

The number of outstanding shares of the Registrant’s Common Stock as of November 5, 2004 was 10,093,315.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net revenues	$231,293	$191,256	$625,813	$593,286
Cost of sales	199,413	154,034	534,936	494,278
Selling, general and administrative expense	20,464	22,781	64,193	66,766
Restructuring and impairment charges	2,288	409	9,332	25,070
Pension curtailment gain	—	—	14,840	—
Operating profit (loss)	9,128	14,032	32,192	7,172
Interest expense (contractual interest for the three and nine month periods ended September 30, 2003 was $17,030 and $51,870, respectively)	686	326	7,811	740
Interest income	224	110	399	278
Reorganization items	—	20,652	—	54,618
Other (income) expense, net	12,433	838	11,363	(4,212)
Income (loss) from continuing operations before income taxes	(3,767)	(7,674)	13,417	(43,696)
Income tax provision	470	952	8,494	6,197
Income (loss) from continuing operations	(4,237)	(8,626)	4,923	(49,893)
Income from discontinued operations (net of tax of $1,960, $87,526, $45 and $(1,431) for the three and nine month periods ended September 30, 2004 and 2003, respectively)	(1,056)	3,845	189,707	6,409
Net income (loss)	$(5,293)	$(4,781)	$194,630	$(43,484)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$(.42)	$(.34)	$.49	$(1.95)
Income (loss) from discontinued operations	(.11)	.15	18.97	.25
Net income (loss)	$(.53)	$(.19)	$19.46	$(1.70)
Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(.42)	$(.34)	$.49	$(1.95)
Income (loss) from discontinued operations	(.11)	.15	18.96	.25
Net income (loss)	$(.53)	$(.19)	$19.45	$(1.70)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	Successor
	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$50,746	$26,646
Receivables, net	135,075	104,281
Inventories	76,466	62,455
Deferred income taxes	21,165	18,958
Other current assets	9,525	14,541
Total current assets	292,977	226,881
Property, plant and equipment, net	281,163	294,114
Goodwill	153,839	153,799
Intangible assets	72,582	73,214
Deferred income taxes	405	10,543
Assets held for sale	—	282,096
Other assets	20,755	26,162
Total assets	$821,721	$1,066,809
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,128	$28,310
Accrued liabilities	72,312	105,926
Current portion of long-term debt	1,333	338
Total current liabilities	130,773	134,574
Long-term debt	4,205	250,850
Pension and postretirement obligations	138,036	157,895
Liabilities of businesses held for sale	—	167,246
Other liabilities	77,234	71,427
Total liabilities	350,248	781,992
Contingently redeemable warrants	—	6,030
Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,093,315 and 10,000,000 shares at September 30, 2004 and December 31, 2003, respectively	269,296	268,084
Warrants	8,361	8,361
Accumulated other comprehensive income	429	1,250
Retained earnings	193,387	1,092
Total equity	471,473	278,787
Total liabilities and equity	$821,721	$1,066,809

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities:
Net income (loss)	$194,630	$(43,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	(189,707)	6,409
Depreciation and amortization	35,452	24,053
Pension curtailment gain	(14,840)	—
Asset impairment charges	—	24,661
Reorganization items	—	54,618
Net loss (gain) on disposition of long-term assets	10,725	154
Long-term incentive plan costs, net	1,212	3
(Increase) decrease in receivables	(28,043)	14,455
(Increase) decrease in inventories	(9,197)	739
Decrease in deferred tax assets	9,100	9,067
Increase (decrease) in accounts payable	28,749	(3,401)
Increase (decrease) in accrued liabilities	(38,475)	27,552
Increase (decrease) in other liabilities and assets, net	(124)	(2,611)
Net cash provided by (used for) continuing operations	(518)	112,215
Net cash provided by (used for) discontinued operations	8,163	(54,231)
Net cash provided by operating activities	7,645	57,984
Net cash used for reorganization items	—	(17,170)
Cash flows from investing activities:
Capital expenditures	(17,005)	(22,182)
Proceeds from sales or disposals of long-term assets	5,265	3
Proceeds from sale of business, net	290,575	—
Acquisition of business, net of cash acquired*	(3,649)	—
Other investing activities	(49)	—
Net cash provided by (used for) investing activities	275,137	(22,179)
Cash flows from financing activities:
Proceeds from long-term debt	23,654	—
Repayment of long-term debt	(274,082)	(40,090)
Redemption of tranche A warrants	(8,365)	—
Debt issuance costs – reorganization	—	(937)
Net cash used for financing activities	(258,793)	(41,027)
Effect of exchange rate changes on cash	111	640
Increase (decrease) in cash and cash equivalents	24,100	(21,752)
Cash and cash equivalents at beginning of period	26,646	105,505
Cash and cash equivalents at end of period	$50,746	$83,753
Supplemental information:
Cash paid for income taxes	$7,997	$(3,805)
Cash paid for interest	$8,375	$719
*Acquisition of business net of cash acquired:
Working capital, other than cash	$(2,489)	$—
Property, plant and equipment	(4,177)	—
Other assets	(393)	—
Noncurrent liabilities	3,410	—
Cash used to acquire business	$(3,649)	$—

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the financial statements and the notes thereto included in the Company’s Form 8-K filing dated September 14, 2004.

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

On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. (“ADC”). Accordingly, the business has been classified as discontinued operations. The purchase price included approximately $294,000 in cash, and the assumption by ADC of approximately $56,000 of foreign pension and employee-related liabilities. Proceeds from this transaction were used to repay the Company’s Senior Term Notes in full, and the related loan agreement was terminated. Consummation of this transaction triggered the contingent redemption feature of the Company’s tranche A warrants. The Company made the required payment of $8,365 ($7.13 per warrant) on June 30, 2004, and the tranche A warrants expired.

On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8,400. As part of the transaction, the Company entered into a seven year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The Company expects that this supply agreement will result in an increase of approximately $120,000 in annual revenue. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share is not material. The allocation of purchase price is based on preliminary valuation information available to the Company, which is subject to change as such information is finalized.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income (loss) as reported	$(5,293)	$(4,781)	$194,630	$(43,484)
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects	(99)	492	(198)	1,486
Pro forma net income (loss)	$(5,392)	$(4,289)	$194,432	$(41,998)
Income (loss) per share:
Basic – as reported	$(.53)	$(.19)	$19.46	$(1.70)
Basic – pro forma	$(.54)	$(.17)	$19.44	$(1.64)
Diluted – as reported	$(.53)	$(.19)	$19.45	$(1.70)
Diluted – pro forma	$(.54)	$(.17)	$19.43	$(1.64)

For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions (are not applicable for 2003 as there were no grants made):

2004
Dividend yield	—
Expected volatility	50%
Risk-free interest rate	2.32%
Expected holding period (in years)	4
Weighted average fair value	$14.82

On September 30, 2004, certain subsidiaries of the Company entered into a share purchase and transfer agreement under which the Company has agreed to sell, subject to certain conditions, its 50% interest in the PrettlNoma Systems joint venture to Prettl Industrie Beteiligungs GmbH. The agreement effectively terminates the joint venture which supplies panel systems for the appliance industry. As a result, the Company recorded an impairment to the carrying value of its investment in the joint venture in other (income) expense of $12,670, reflecting an other than temporary decline in value in accordance with the provisions of Accounting Principles Board Opinion No. 18.

Certain prior-period amounts have been reclassified to conform with the current presentation.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 3 – Reorganization Items

Reorganization items consist of the following:

	Predecessor
	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Professional fees	$6,302	$18,398
Employee costs	13,072	20,104
Interest income	(115)	(564)
Settlement of pre-petition liabilities	(24)	(1,351)
Write off of unamortized debt issuance costs	—	11,730
Other	1,417	6,301
	$20,652	$54,618

Note 4 – Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was $(5,062) and $(7,628), respectively. Total comprehensive income (loss) for the nine months ended September 30, 2004 and 2003 was $193,807 and $(37,627), respectively.

Note 5 – Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted stock, using the treasury stock method.

The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Basic earnings per common share:
Weighted average common shares outstanding	10,000,000	25,564,310	10,000,000	25,564,310
Diluted earnings per common share:
Weighted average common shares outstanding	10,000,000	25,564,310	10,000,000	25,564,310
Warrants, options and restricted stock	—	—	4,939	—
Total	10,000,000	25,564,310	10,004,939	25,564,310

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

For the three months ended September 30, 2004 and 2003, potentially dilutive securities totaling 1,234,134 and 2,852,500, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the nine months ended September 30, 2004 and 2003, potentially dilutive securities totaling 1,140,819 and 2,685,500, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 6 – Additional Financial Information

	Successor
	September 30, 2004	December 31, 2003
Inventories
Raw materials	$37,171	$24,637
Work in process	10,120	8,475
Finished products	28,132	26,698
Supplies and containers	1,043	2,645
	$76,466	$62,455

	Performance Products	Manufacturing	Consolidated
Goodwill
Balance at December 31, 2003	$11,673	$142,126	$153,799
Foreign currency translation	—	40	40
Balance at September 30, 2004	$11,673	$142,166	$153,839

Note 7 – Long-Term Debt

		Successor
	Maturities	September 30, 2004	December 31, 2003
Revolving credit facility – floating rates	2008	$—	$—
Senior Term Notes – floating rates	2008	—	250,000
Other debt – various rates	2004-2018	5,538	1,188
Total debt		5,538	251,188
Less: current portion		1,333	338
Net long-term debt		$4,205	$250,850

Proceeds from the sale of the KRONE communications business were used to repay the Senior Term Notes in full, and the related loan agreement was terminated.

Note 8 – Segment Information

On March 25, 2004 the Company signed a definitive agreement to sell its KRONE communications business. As a result of the reclassification of this business to discontinued operations, the communications segment is no longer a reportable segment. The remaining communications business is now included in Corporate and other. Industry segment information is summarized as follows:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net Revenues
Manufacturing	$144,174	$98,628	$374,643	$317,454
Performance products	83,963	87,895	241,143	259,149
Corporate and other	3,156	4,733	10,027	16,683
Consolidated	$231,293	$191,256	$625,813	$593,286

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Operating Profit (Loss)
Manufacturing	$4,683	$5,584	$20,369	$23,122
Performance products	6,354	11,990	17,549	(6,841)
Corporate and other	(1,909)	(3,542)	(5,726)	(9,109)
Consolidated	9,128	14,032	32,192	7,172
Interest expense	686	326	7,811	740
Other (income) expense, net	12,209	21,380	10,964	50,128
Consolidated income (loss) from continuing operations before income taxes	$(3,767)	$(7,674)	$13,417	$(43,696)

	Successor	Predecessor	Successor	Predecessor
Capital Expenditures	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Manufacturing	$3,503	$2,709	$6,550	$5,996
Performance products	2,744	4,782	10,004	15,367
Corporate and other	119	251	451	819
Consolidated	$6,366	$7,742	$17,005	$22,182

	Successor	Predecessor	Successor	Predecessor
Depreciation and Amortization	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Manufacturing	$7,076	$4,503	$19,589	$13,368
Performance products	6,381	2,848	14,882	9,505
Corporate and other	399	287	981	1,180
Consolidated	$13,856	$7,638	$35,452	$24,053

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Successor
Identifiable Assets	September 30, 2004	December 31, 2003
Manufacturing (1)	$469,400	$454,040
Performance products	292,864	299,120
Corporate and other	59,457	31,797
Assets held for sale	—	281,852
Consolidated	$821,721	$1,066,809

(1)	Includes equity method investments of $7,000 and $20,387, respectively.

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

	Manufacturing	Performance Products	Total
Employee Termination Costs
Costs incurred in prior periods	$—	$6,984	$6,984
Costs incurred in current period	818	2,281	3,099
Costs anticipated to be incurred in the future	682	250	932
Total costs expected to be incurred	$1,500	$9,515	$11,015

Accrual balance at December 31, 2003	$—	$2,697	$2,697
Provisions	818	1,151	1,969
Amounts paid	818	2,946	3,764
Accrual balance at September 30, 2004	$—	$902	$902

In the performance products segment, included in costs incurred in the current period, but not in provisions in the accrual roll forward, is $1,130 of contractual termination pension benefits, which have been recorded in the pension liability.

	Manufacturing	Performance Products	Total
Facility Exit Costs
Costs incurred in prior periods	$—	$8,140	$8,140
Costs incurred in current period	296	5,937	6,233
Costs anticipated to be incurred in the future	173	884	1,057
Total costs expected to be incurred	$469	$14,961	$15,430

Accrual balance at December 31, 2003	$—	$5,651	$5,651
Provisions	296	5,937	6,233
Amounts paid	296	9,719	10,015
Accrual balance at September 30, 2004	$—	$1,869	$1,869

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

The Company’s restructuring programs initiated in prior years have been completed.

Note 10 – Pension and Other Postretirement Benefits

	Successor	Predecessor	Successor	Predecessor
Pension Benefits	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Service cost	$505	$1,161	$2,384	$3,482
Interest cost	3,288	2,989	10,074	8,966
Expected return on plan assets	(3,026)	(2,859)	(8,803)	(8,577)
Amortization of net:
Prior service cost	—	76	—	229
Loss	—	161	—	482
Net periodic benefit cost	$767	$1,528	$3,655	$4,582

	Successor	Predecessor	Successor	Predecessor
Other Postretirement Benefits	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Service cost	$231	$314	$958	$942
Interest cost	697	940	2,878	2,821
Expected return on plan assets	—	—	—	—
Amortization of net:
Prior service cost	(683)	(196)	(683)	(587)
Loss	(81)	11	(81)	34
Net periodic benefit cost	$164	$1,069	$3,072	$3,210

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

During the third quarter of 2004, the Company adopted the provisions of FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2). The effect of adopting FSP FAS 106-2 was a reduction to the accumulated postretirement benefit obligation of $8,220. This reduction will be amortized as a component of net periodic postretirement benefit cost over the average remaining service periods of active plan participants. Amortization of this experience gain for the third quarter of 2004 was $80. In addition, the adoption of FSP FAS 106-2 had the effect of reducing the service cost and interest

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
(Dollars in thousands, except per share data)
(unaudited)

cost components of net periodic postretirement benefit cost for the third quarter of 2004 by $33 and $124, respectively.

Additionally, effective July 1, 2004, the Company implemented plan amendments to certain postretirement medical plans which cap the Company’s cost for providing these benefits at current levels. The effect of these changes was a reduction to the accumulated postretirement benefit obligation of $18,165 which will be amortized as a component of net periodic postretirement benefit cost over the average remaining service period until full eligibility of active plan participants.

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

Note 12 – Discontinued Operations

On March 25, 2004, the Company signed a definitive agreement to sell its KRONE communications business for $294 million in cash, subject to post-closing adjustments for certain cash and debt balances as of the closing date. The transaction was completed on May 18, 2004, and resulted in a gain of $185,044, net of a tax provision of $81,115 of which $5,560 represents the current or cash portion and $75,555 represents the deferred portion. The net gain is included in income from discontinued operations. The carrying amount as of December 31, 2003 of the major classes of assets and liabilities included in the transaction are as follows:

Current assets	$156,619
Property, plant and equipment	62,050
Other assets	63,183
Current liabilities	77,508
Non-current liabilities	89,738

The businesses included in discontinued operations had revenues of $84,596 and pretax profit of $3,890 for the three months ended September 30, 2003 and revenues of $130,958 and $228,726 and pretax profit of $11,074 and $4,977 for the nine months ended September 30, 2004 and 2003, respectively. The businesses were formerly reported as part of the communications segment, which is no longer a reportable segment as a result of the reclassification of this business to discontinued operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company’s Form 8-K filing dated September 14, 2004.

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

On April 30, 2004, the Company and Honeywell International Inc. (“Honeywell”) entered into a settlement agreement relating to the Company’s proposed rejection in the Company’s bankruptcy proceeding of certain executory contracts dealing with environmental issues at sites formerly owned by Honeywell’s predecessor, along with certain other claims made by Honeywell. The settlement agreement provides, among other things, that the Company will transfer ownership of two sites to Honeywell in exchange for Honeywell assuming all environmental liabilities at these sites, along with any groundwater contamination at another site. In addition, Honeywell agreed to share with the Company the costs of certain environmental remediation at two other sites that will continue to be owned by GenTek. The impact of the settlement agreement was to record a receivable of $6 million, reduce recorded liabilities by approximately $3 million offset by the approximately $2 million book value of sites to be transferred to Honeywell, resulting in a net credit to income of $7 million. In addition, the Company recorded employee termination and facility exit costs of $3 million relating to one of the sites to be transferred to Honeywell.

On May 18, 2004 the Company sold its KRONE communications business to ADC Telecommunications, Inc. (ADC). Accordingly, the business has been classified as discontinued operations. The purchase price included $294 million in cash, subject to post-closing adjustments, and the assumption by ADC of approximately $56 million of foreign pension and employee-related liabilities. The Company used the proceeds from this transaction to repay all of its outstanding indebtedness under its Senior Term Notes and Revolving Credit Facility as well as make the payments required by the contingent redemption feature of the Company’s tranche A warrants.

On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million, subject to post-closing adjustments. As part of the transaction, the Company entered into a seven year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The Company expects that this supply agreement will result in an increase of approximately $120 million in annual revenue. The Company expects that the addition of the Reynosa operation will be neutral to GenTek’s net income and operating cash flow during the first year of operation, with the contribution to net income and operating cash flow expected to increase after the first year of transition. The results of operations of the facility have been included in the financial statements beginning July 1, 2004.

On September 30, 2004, certain subsidiaries of the Company entered into a share purchase and transfer agreement under which the Company has agreed to sell, subject to certain conditions, its 50% interest in the PrettlNoma Systems joint venture to Prettl Industrie Beteiligungs GmbH. The agreement effectively terminates the joint venture which supplies panel systems for the appliance industry. As a result, the Company recorded an impairment to the carrying value of its investment in the joint venture in other (income) expense of approximately $13 million, reflecting an other than temporary decline in value in accordance with the provisions of Accounting Principles Board Opinion No. 18.

On November 3, 2004, the Company announced that it had retained Goldman, Sachs & Co. to assist GenTek in exploring strategic alternatives, including the possible sale of the Company in its entirety. No decision has been made as to whether there will be a sale or any other transaction involving GenTek, and there is no assurance that any transaction will be completed as a result of this review.

Results of Operations

The following table sets forth certain line items from our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated. As previously discussed, the Company emerged from Chapter 11 and adopted fresh start accounting on November 10, 2003. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

	Successor Company		Predecessor Company		Successor Company		Predecessor Company
	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003		Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	(Dollars in millions)
Net revenues	$231.3	100%	$191.3	100%	$625.8	100%	$593.3	100%
Cost of sales	199.4	86	154.1	81	534.9	85	494.3	84
Selling, general and administrative expense	20.5	9	22.8	12	64.2	10	66.7	11
Restructuring and impairment Charges	2.3	1.4		—	9.3	2	25.1	4
Pension curtailment gain	—	—	—	—	14.8	2	—	—
Operating profit (loss)	9.1	4	14.0	7	32.2	5	7.2	1
Interest expense	.7	—	.3	—	7.8	1.8		—
Interest income	.2	—	.1	—	.4	—	.3	—
Reorganization items	—	—	20.7	11	—	—	54.6	9

Other (income) expense, net	12.4	6.8		—	11.4	2	(4.2)	(1)
Income tax provision (benefit)	.4	—	.9	1	8.5	1	6.2	1
Income (loss) from continuing operations	(4.2)	(2)	(8.6)	(5)	4.9	1	(49.9)	(8)
Income from discontinued operations	(1.1)	—	3.8	2	189.7	30	6.4	1
Net income	$(5.3)	(2)%	$(4.8)	(3)%	$194.6	31%	$(43.5)	(7)%

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net revenues for the three-month period ended September 30, 2004 were $231 million as compared with $191 million for the prior period. This increase reflects higher sales in the manufacturing segment, partially offset by lower sales in the performance products segment and corporate and other. The increase in revenues in the manufacturing segment resulted from higher sales in the appliance and electronics market, industrial market and automotive market of $40 million, $2 million and $3 million respectively. The increase in revenues in the appliance and electronics market is principally due to the acquisition of a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper. The increase in revenues in the automotive segment is principally due to higher volumes in the Company’s valve train product line as a result of increased demand for diesel engine applications. The decrease in revenues in the performance products segment is due to lower sales in the Company’s sulfuric acid and fine chemical product lines of $5 million and $3 million, respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $2 million for the Company’s water chemical product line, due principally to the impact of the pass through of higher raw material prices and higher sales of $2 million for the Company’s electronic chemical product line. The decrease in corporate and other is principally due to lower sales of the Company’s printing plate product line of $2 million.

Gross profit was $32 million for the three month period ended September 30, 2004 as compared with $37 million for the prior year period. This decrease is principally due to lower gross profit in the performance products segment of $5 million. The decrease in gross profit in the performance products segment is principally due to higher depreciation and amortization expense of $2 million as a result of fresh start accounting and lower gross profit for the sulfuric acid product line due to the abovementioned lower sales level. The increase in cost of sales as a percentage of sales is the result of the abovementioned factors along with the effect of revenues from the acquired business in Reynosa, Mexico which currently have lower margins than existing businesses.

Selling, general and administrative expense was $20 million for the three month period ended September 30, 2004, as compared with $23 million for the prior year period. This decrease was primarily the result of lower salary costs due to reduced headcount along with lower pension and postretirement medical costs.

Restructuring and impairment charges of $2 million were recorded during the three month period ended September 30, 2004 for expenses related to the closure of four production facilities, as compared with a $0.4 million charge recorded during the comparable prior year period.

Operating income was $9 million for the three month period ended September 30, 2004 as compared with $14 million for the prior year. This decrease was principally due to the restructuring and impairment charges recorded during the third quarter of 2004 and the abovementioned lower gross profit, partially offset by the abovementioned lower selling, general and administrative expense.

Interest expense was $0.7 million for the three month period ended September 30, 2004 as compared to $0.3 million for the prior year. During the third quarter of 2003 no interest expense was recorded on the Company’s pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy which have been treated for accounting purposes as reductions in principal.

There were no reorganization items for the three month period ended September 30, 2004 as compared with $21 million of reorganization items for the third quarter of 2003. Reorganization items for the third quarter of 2003 include expenses associated with the Company’s reorganization under Chapter 11 and include professional fees and employee retention costs.

Included in other (income)/expense, net for the three month period ended September 30, 2004 is an impairment charge of $13 million due to the pending sale of the Company’s 50% interest in the PrettlNoma Systems joint venture to Prettl Industrie Beteiligungs GmbH.

Loss from discontinued operations was $1 million for the three month period ended September 30, 2004 as compared with a $4 million profit for the prior year. This decrease is principally due to the sale of the Company’s communication business which was sold during the second quarter of 2004, partially offset by an adjustment to the gain recorded in the sale reflecting the receipt of additional proceeds of $1 million during the third quarter of 2004.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net revenues for the nine months ended September 30, 2004 were $626 million as compared with $593 million for the nine-month period ended September 30, 2003. This increase reflects higher sales in the manufacturing segment, partially offset by lower sales in the performance product segment and corporate and other. The increase in revenues in the manufacturing segment is the result of higher sales to the appliance and electronics, industrial and automotive markets of $33 million, $18 million and $6 million, respectively. The increase in revenues in the appliance and electronics market reflects the acquisition of a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper as well as the impact of exchange rate fluctuations. The increase in revenues in the automotive market is principally due to higher volumes in the Company’s valve train product line as a result of increased demand for diesel engine applications. The decrease in the performance products segment is due to lower sales in the Company’s sulfuric acid and fine chemical product lines of $14 million and $13 million, respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $5 million for the Company’s water chemical product line, due principally to the impact of the pass through of higher raw material prices and higher sales of the Company’s electronic chemical and personal care product lines of $2 million each. The decrease in corporate and other is principally due to lower sales of the Company’s printing plate product line of $7 million.

Gross profit was $91 million for the nine month period ended September 30, 2004 as compared with $99 million for the prior year period. This decrease reflects lower gross profit in the performance products, manufacturing and corporate and other of $5 million, $2 million, and $1 million, respectively. The decrease in gross profit in the performance products segment is principally due to an $8 million charge related to environmental matters and higher depreciation and amortization expense of $4 million as a result of fresh start accounting, partially offset by the favorable impact of the Honeywell settlement of $7 million. The charge for environmental matters is related to incremental costs associated with the receipt of sampling results related to a corrective action program at one of the Company’s performance products manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company’s performance products manufacturing facilities. The decrease in gross profit in the manufacturing segment is principally due to higher depreciation and amortization expense of $4 million as a result of fresh start accounting and higher raw material costs partially offset by higher volume in the automotive market. The lower gross profit in corporate and other reflects the impact of the abovementioned lower sales volume. The increase in cost of sales as a percentage of sales is the result of the abovementioned factors along with the effect of revenues from the acquired business in Reynosa, Mexico which currently have lower margins than existing businesses.

Selling, general and administrative expense was $64 million for the nine month period ended September 30, 2004, as compared with $67 million for the comparable prior year period. This decrease is principally due to lower salary costs due to reduced headcount along with lower pension expense.

Restructuring and impairment charges were $9 million for the nine month period ended September 30, 2004 as compared with charges of $25 million for the nine month period ended September 30, 2003. The charges recorded during the nine month period ended September 30, 2004 are associated with the closure of four production facilities. The charge for the nine month period ended September 30, 2003 was recorded to reduce the carrying value of the fixed assets at the South Plant of the Company’s Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an analysis of market transactions for similar assets.

During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $15 million was recognized during the first quarter of 2004.

Operating income was $32 million for the nine month period ended September 30, 2004 as compared with $7 million for the prior year. This increase is principally due to the higher level of restructuring and impairment charges recorded during 2003, the abovementioned pension curtailment gain and the lower selling, general and administrative expense, partially offset by the abovementioned lower gross profit.

Interest expense was $8 million for the nine month period ended September 30, 2004 as compared to $1 million for the prior year period. Interest expense for the nine month period ended September 30, 2004 consisted principally of interest expense on the Company’s Senior Term Notes and Revolving Credit Facility. During the nine months ended September 30, 2003 no interest expense was recorded on the Company’s pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy which have been treated for accounting purposes as reductions in principal. As of September 30, 2004 the Company has repaid its Senior Term Notes in full and has repaid all amounts under its Revolving Credit Facility.

There were no reorganization items for the nine month period ended September 30, 2004 as compared with $55 million of reorganization items for the nine months ended September 30, 2003. Reorganization items for the first nine months of 2003 include expenses associated with the Company’s reorganization under Chapter 11 and include professional fees, employee retention costs and the write-off of unamortized debt issuance costs.

Included in other (income)/expense, net for the nine month period ended September 30, 2004 is an impairment charge of $13 million due to the pending sale of the Company’s 50% interest in the PrettlNoma joint venture to Prettl Industrie Beteiligungs GmbH and a gain of $3 million from the sale of the Company’s minority interest in its joint venture with Esseco S.P.A.

Income from discontinued operations was $190 million for the nine month period ended September 30, 2004 as compared with $6 million for the prior year. This increase is principally due to the sale of the Company’s Krone communications business.

Results of Operations by Segment

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net Revenues:		(Dollars in millions)
Manufacturing	$144.2	$98.6	$374.7	$317.5
Performance products	84.0	87.9	241.1	259.1
Corporate and other	3.1	4.8	10.0	16.7
Total	$231.3	$191.3	$625.8	$593.3

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Operating Profit (Loss):		(Dollars in millions)
Manufacturing(1)	$4.7	$5.5	$20.4	$23.1
Performance products(2)	6.3	12.0	17.5	(6.8)
Corporate and other(3)	(1.9)	(3.5)	(5.7)	(9.1)
Total	$9.1	$14.0	$32.2	$7.2

(1)

Includes restructuring and impairment charges of $0.6 million and $1.1 million for the three and nine month periods ended September 30, 2004, respectively. Includes a pension curtailment gain of $1.7 million for the nine month period ended September 30, 2004.

(2)

Includes restructuring and impairment charges of $1.7 million, $8.2 million, $0.4 million and $25.1 million for the three and nine month periods ended September 30, 2004, and three and nine month periods ended September 30, 2003, respectively. Includes a pension curtailment gain of $11.7 million for the nine month period ended September 30, 2004.

(3)	Includes a pension curtailment gain of $1.5 million for the nine month period ended September 30, 2004.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Manufacturing Segment

Net revenues for the manufacturing segment were $144 million for the three month period ended September 30, 2004 as compared with $99 million for the prior year period. This increase is principally due to higher sales to the appliance and electronic, industrial and automotive markets of $40 million, $2 million and $3 million respectively. The increase in revenues in the appliance and electronics market is principally due to the acquisition of a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper. The increase in revenues in the automotive segment is principally due to higher volumes in the Company’s valve train product line as a result of increased demand for diesel engine applications. Gross profit was $16 million for the three month period ended September 30, 2004, which was comparable with the prior year period. Higher depreciation and amortization expense of $2 million as a result of fresh start accounting and higher raw material costs were offset by the impact of higher volumes in the automotive segment. Selling, general and administrative expense was $11 million for the three month period ended September 30, 2004 which was comparable with the prior year period. Restructuring and impairment charges were $.6 million for the three month period ended September 30, 2004 as a result of the closure of one manufacturing facility as compared with no charges being recorded during the comparable prior year period. Operating income for the three month period ended September 30, 2004 was $5 million as compared to $6 million for the prior year period. This decrease is principally due to the above-mentioned increase in restructuring and impairment charges.

Performance Products Segment

Net revenues for the performance products segment were $84 million for the three month period ended September 30, 2004 as compared with $88 million for the prior year period. This decrease was principally driven by lower sales for the Company’s sulfuric acid product and fine chemical product lines of $5 million and $3 million, respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $2 million for the Company’s water chemical product line, due principally to the impact of the pass through of higher raw material prices and higher sales of $2 million of the Company’s electronic chemical product line. Gross profit was $16 million for the three month period ended September 30, 2004 as compared with $21 million for the prior year period. This decrease was principally due to the impact of higher depreciation and amortization expense of $2 million principally related to fresh start accounting and lower gross profit for the sulfuric acid product line due to the abovementioned lower sales level. Selling, general and administrative expense was $8 million for the three month period ended September 30, 2004, as compared with $9 million for the comparable prior year period due to lower pension and postretirement medical costs. Restructuring charges were $2 million for the three month period ended September 30, 2004 due to the closure of three manufacturing facilities as compared to a $0.4 million charge being recorded during the comparable prior year period. Operating income for the three month period ended September 30, 2004 was $6 million as compared to $12 million for the prior year. This decrease is principally due to the abovementioned lower gross profit and higher restructuring charges recorded in 2004 partially offset by the lower selling, general and administrative expense.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Manufacturing Segment

Net revenues were $375 million for the nine-month period ended September 30, 2004 as compared with $317 million for the prior year period. This increase is principally due to higher sales in the appliance and electronic, industrial and automotive markets of $33 million, $18 million and $4 million respectively. The increase in revenues in the appliance and electronics market reflects the acquisition of a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation. The increase in revenues in the industrial market is principally due to the impact of the pass through of higher raw material prices for copper as well as the impact of exchange rate fluctuations. The increase in revenues in the automotive market is principally due to higher volumes in the Company’s valve train product line as a result of increased demand for diesel engine applications. Gross profit was $51 million for the nine month period ended September 30, 2004 as compared with $53 million for the prior period. The decrease is principally due to increased depreciation and amortization expense of $6 million as a result of fresh start accounting, partially offset by the favorable impact of higher volumes in the automotive market. Selling, general and administrative expense was $31 million for the nine month period ended September 30, 2004, as compared with $30 million for the comparable prior year level. Restructuring and impairment charges were $1 million for the nine month period ended September 30, 2004 as a result of the closing of one manufacturing facility as compared with no charges being recorded during the comparable prior year period. Operating income for the nine month period ended September 30, 2004 was $20 million as compared with $23 million for the comparable prior year period. This decrease is the result of the above-mentioned lower gross margin, higher selling, general and administrative expense and higher restructuring and impairment charges, partially offset by a $2 million pension curtailment gain recorded in the first quarter of 2004.

Performance Products Segment

Net revenues were $241 million for the nine-month period ended September 30, 2004 as compared with $259 million for the comparable prior year period. This decrease was principally the result of lower sales for the Company’s sulfuric acid and fine chemical product lines of $14 million and $13 million, respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American Sulfur derivatives business. This decrease was partially offset by higher sales of $5 million for the Company’s Water Chemical product line, due principally to the impact of the pass through of higher raw material prices to our customers and higher sales of the Company’s electronic chemical and personal care product lines of $2 million each. Gross profit was $39 million for the nine month period ended September 30, 2004 as compared with $44 million for the prior period. This decrease is principally due to an $8 million charge for environmental matters and higher depreciation and amortization expense of $5 million as a result of fresh start accounting, partially offset by the favorable impact of the abovementioned Honeywell settlement of $7 million. The charge for environmental matters is related to incremental costs associated with the receipt of sampling results related to a corrective action program at one of the Company’s manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company’s manufacturing facilities. Selling, general and administrative expense was $25 million for the nine month period ended September 30, 2004, which was comparable with the prior year level. Restructuring and impairment charges were $8 million for the nine month period ended September 30, 2004 as a result of the closure of three manufacturing facilities as compared with a $25 million charge recorded during the nine month period ended September 30, 2003 to reduce the carrying value of the fixed assets at the South Plant of the Company’s Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an independent appraisal. Operating income was $17 million for the nine month period ended September 30, 2004 as compared with an operating loss of $7 million for the comparable prior year period. This increase is principally due to the lower level of restructuring and impairment charges, and a $12 million pension curtailment gain recorded in 2004 partially offset by the abovementioned higher gross profit.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $51 million at September 30, 2004 compared with $27 million at December 31, 2003. The increase in cash is the result of net proceeds from the sale of assets of $296 million and cash provided by operating activities of $8 million, which was used to repay debt of $250 million, make business acquisitions of $4 million, make payments to the Tranche A warrant holders of $8 million and make capital expenditures of $17 million. Cash used for operating activities includes contributions made to domestic pension plans of $22 million.

The Company had working capital of $162 million at September 30, 2004 as compared with working capital of $92 million at December 31, 2003. This increase in working capital reflects higher cash, accounts receivable and inventory balances as well as lower accrued liabilities, partially offset by higher accounts payable. The increase in receivables and inventory and the increase in accounts payable is principally due to the previously mentioned acquisition of a wire harness and subassembly manufacturing from Whirlpool Corporation. The decrease in accrued liabilities is principally due to pension funding, the payment of bankruptcy obligations and the payment of employee termination and other facility exit costs.

Cash payments for employee termination costs and facility exit costs totaled $14 million in the nine months ended September 30, 2004. Management expects that additional cash outlays of approximately $5 million for employee termination costs and facility exit costs will be substantially completed by the middle of 2005. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

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

In addition, on November 10, 2003, the Company incurred $250 million of debt under the Senior Term Loan Credit Agreement. In conjunction with the sale of the KRONE communications business, all amounts outstanding were repaid and the agreement was terminated.

During the first nine months of 2004, the Company contributed $22 million to its domestic pension plan trusts, which is in excess of required contribution amounts, and does not expect to make additional contributions during the remainder of the year. Under current assumptions, this accelerated funding will substantially reduce the amount of any cash contributions the Company is required to make during 2005.

The Company has not entered into any off-balance financing arrangements.

During the first nine months of 2004, the Company made $17 million of capital expenditures in its continuing operations and expects to make approximately $15-19 million during the remainder of the year.

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

Recent Accounting Pronouncements

In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The act, signed into law December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. The Company adopted the provisions of the FSP during the third quarter of 2004, which resulted in a reduction of the accumulated postretirement benefit obligation of $8 million. This amount was not currently recognized but will be amortized as a component of net periodic post retirement benefit cost over future periods.

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

Item 4.   Controls and Procedures.

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-

15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

NONE

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.     Defaults Upon Senior Securities.

NONE

Item 4.    Submission of Matters to a Vote of Security Holders.

NONE

Item 5.    Other Information.

NONE

Item 6.     Exhibits.

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

10.6

Amendment No. 2 to Credit Agreement, dated as of May 14, 2004, to that certain credit agreement among GenTek Inc., Noma Company and the domestic subsidiaries of GenTek Inc. from time to time party hereto and Bank of America, N.A. as the Agent, and Banc of America Securities LLC as sole Syndication Agent, Book Runner and Lead Arranger, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.7

Amendment No. 3 to Credit Agreement, dated as of June 30, 2004, to that certain credit agreement among GenTek Inc., Noma Company and the domestic subsidiaries of GenTek Inc. from time to time party hereto and Bank of America, N.A. as the Agent, and Banc of America Securities LLC as sole Syndication Agent, Book Runner and Lead Arranger, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

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

10.14	Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.15	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.16	Form of Emergence Shares Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.17	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.18	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.19	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.20	Retention Agreement with Matthew R. Friel.

10.21	Form of Letter Agreement and Term Sheet.

10.22	Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc.

31.1	GenTek Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.
Registrant

Date	November 15, 2004	/s/	Richard R. Russell
Richard R. Russell President and Chief Executive Officer (Principal Executive Officer) and Director

Date	November 15, 2004	/s/	Matthew M. Walsh
Matthew M. Walsh Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)