Form 10-K
period 2004-12-31
GENTEK INC
filed 2005-03-16
CIK 1077552

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 001-14789

                                   GENTEK INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                        02-0505547
     (State of other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

             90 East Halsey Road                                   07054
           Parsippany, New Jersey                               (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (973) 515-3221
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $330,196,120.

     Applicable to issuers involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [X] No [ ]

     The number of outstanding shares of the Registrant's Common Stock as of March 10, 2005 was 10,098,570.

                      Documents Incorporated by Reference:

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2005, to be filed within 120 days after the close of the Registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

Item 1. Business.

Overview

     GenTek Inc. (the "Company" or "GenTek") is a holding company whose subsidiaries manufacture industrial components and performance chemicals. GenTek's subsidiaries operate through two primary business segments: manufacturing and performance products. The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. The performance products segment provides a broad range of value-added chemical products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. The Company's products are frequently highly engineered and are important components of, or provide critical attributes to, our customers' end products or operations. The Company operates over 60 manufacturing and production facilities located primarily in the U.S., Canada, Mexico and India with additional operations in Germany and the United Kingdom. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

Dividends and Recapitalization

     On December 27, 2004, the Company paid a special dividend of $7.00 per common share, totaling approximately $71 million, which was funded primarily from excess cash generated from the sale of the Company's KRONE communications business.

     On February 28, 2005, the Company's board of directors declared a special dividend of $31.00 per common share payable on March 16, 2005 to holders of record on March 10, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility. The Company will use approximately $313 million of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds will be used to pay transaction fees, to refinance existing debt and for general corporate purposes. The payment of the two special dividends and the closing on the financing reflect the completion of the Company's recapitalization plan. The Company believes these actions provide substantial value to current holders of common stock and establish a more appropriate capital structure for the Company.

Acquisition

     On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing operation located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million. As part of the transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool's North American appliance production facilities. The results of operations of the facility have been included in the Company's financial statements beginning July 1, 2004. Revenues from the supply agreement were approximately $80 million for the six month period ending December 31, 2004.

Discontinued Operations

     On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. (ADC). Accordingly, all financial information included herein has been reclassified to reflect the KRONE communications business as discontinued operations. Net proceeds from the transaction of approximately $291 million were used to repay amounts outstanding under the Company's senior term loan agreement in full, as well as make the payment required by the contingent redemption feature of the Company's tranche A warrants. The payment was made on June 30, 2004 and the tranche A warrants expired.

Emergence From Chapter 11 Reorganization

     On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors") filed voluntary petitions for reorganization relief ("the Filing") under Chapter 11 of the United States Bankruptcy Code. The protection afforded by Chapter 11 allowed the Debtors to continue to serve their customers and preserve the value of their businesses, while they reorganized and worked to develop and implement a strategic plan to deleverage the Company's balance sheet and create an improved long-term capital structure.

     The Debtors' plan of reorganization (the "Plan") was confirmed on October 7, 2003 and became effective in accordance with its terms on November 10, 2003 (the "Effective Date"). The Plan provided for the treatment of all pre-petition claims and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reorganization under Chapter 11 of the US Bankruptcy Code" for a further discussion of the Plan.

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

Products and Services by Segment

     The following table sets forth the Company's sales by segment:

                                                        Years Ended December 31,
                                                       -------------------------
                                                        2004    2003(1)    2002
                                                       ------   -------   ------
                                                             (In millions)
Manufacturing.......................................   $514.6    $425.9   $477.1
Performance Products................................    316.6     335.9    357.4
Corporate and other.................................     12.7      21.3     26.9
                                                       ------    ------   ------
                                                       $843.9    $783.1   $861.4
                                                       ======    ======   ======

----------
(1) This data is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Included in Item
     7. Reconciliation of Non-GAAP Financial Measures 2003 is a reconciliation of statement of operations data for the full year 2003 to the Predecessor Company and Successor Company statements of operations for the periods ended November 10, 2003 and December 31, 2003, respectively. Management believes that this information is the most relevant and useful information for making comparisons to the periods ended December 31, 2002 and 2004.

Manufacturing Segment

     The manufacturing segment provides a broad range of engineered components, wiring products and services to three principal markets: automotive, appliance and electronic, and industrial. The Company's products for these markets are described below:

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

     The Company's precision-engineered stamped and machined engine components for valve-train systems improve engine efficiency by reducing engine friction and component mass. These components are used both in traditional overhead valve and in the increasingly popular single and double overhead cam engines which power cars, light trucks and sport utility vehicles. Over the last several years, the Company has benefited from the design transition of overhead valve engines to overhead cam engines providing a strong position with which to participate in the industry's latest efforts to improve fuel efficiency and power. Increased design use of additional valves per cylinder to improve fuel/air throughput have resulted in volume growth on specific engine applications. The majority of the Company's valve-train production is sold to U.S. automobile manufacturers and their Tier 1 suppliers. The Company has recently established assembly operations, on a contract basis, in Germany in order to support its European growth.

     The Company's wire and cable assembly products include a variety of automotive electronic components for use in OEM production and the aftermarket. The Company is a leading Tier 2 supplier of products such as wire harnesses, ignition cables, engine block heaters, battery blankets and various electrical and electro-mechanical switches and assemblies. The Company continues to benefit from increasing electrical content in vehicles manufactured by OEM's.

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

     Automotive manufacturers generally award business to their suppliers by individual engine line or model, often for multiple-model years. The loss of any individual engine line or model contract would not be material to the Company. However, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of any of DaimlerChrysler, Ford or General Motors could have a material adverse impact on the results of the Company's manufacturing segment. None of these customers accounted for 10 percent or more of the Company's revenues in 2004.

     Appliance and Electronic. The Company produces custom-designed power cord systems and wire and cable assemblies for a broad range of appliances and electronic products including:

     o household appliances, such as refrigerators, freezers, dishwashers, washing machines, dryers, ovens, ranges and air conditioners;

     o    electronic office equipment, including copiers and printers; and

     o various electronic products, such as medical equipment, ATM machines and water treatment equipment.

     The Company's specialized wiring expertise and high-quality wire and cable assemblies are generally provided to larger OEM customers. A highly-competitive environment has required the Company's customers to improve their productivity by outsourcing to lower cost suppliers. The Company operates manufacturing facilities in Canada, Mexico and India and also sources certain finished products from lower cost third party manufacturers in Asia. Many of these facilities produce wire and cable assemblies for both the appliance and electronic market as well as the automotive market. As a result of the acquisition of the Reynosa Mexico operation in June 2004 and the establishment of a long-term supply agreement, Whirlpool accounted for approximately 14 percent of the Company's revenues in 2004. The Company believes the addition of the Reynosa facility and the Company's recently established facility in India have substantially improved the Company's competitive position in this market.

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

     Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of antiperspirants, and also supplies active ingredients used in prescription pharmaceuticals, nutritional supplements, veterinary health products and other personal care products. Our customer base includes many of the world's leading personal care companies, and we are favorably positioned with both North American and European sourcing capabilities.

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

Competition

     Competition in the manufacturing segment's markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. In the automotive market, the Company competes with, among others, Eaton, INA, Timken, Yazaki and captive OEMs. In the appliance and electronic and industrial markets, the Company competes with Copperfield, General Cable, International Wire, Molex, Nexans and Viasystems, among others.

     Although the Company's performance products segment generally has significant market share positions in the product areas in which it competes, most of its end markets are highly competitive. In the pharmaceuticals and personal care market, the Company's major competitors include BK Giulini Corp. and Summit Research Labs as well as the captive production facilities of certain personal care companies. The Company's competitors in the environmental market include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Peak, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In addition, the Company competes with Geo Specialty Chemicals, Kemiron Companies Inc., U.S. Aluminates and other regional players in the water treatment market. Competitors in the technology market include Air Products, Honeywell Electronic Materials and Tyco/Mallinckrodt-Baker. Competitors in the chemical processing market include BASF, Norfalco LLC, Rhodia, and U.S. Salt.

Suppliers; Availability of Raw Materials

     The Company purchases a variety of raw materials for its businesses. The primary raw materials used by the manufacturing segment are copper and steel. The Company's performance products segment's competitive cost position is, in part, attributable to its control of certain raw materials that serve as the feedstocks for many of its products. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, bauxite and aluminum tri-hydrate (for the manufacture of alum), zirconium based products (for the manufacture of antiperspirant active ingredients), sulfur (for the manufacture of sulfuric acid), and soda ash (for the manufacture of sodium nitrite).

     We purchase raw materials from a number of suppliers and, in most cases, believe that alternative sources are available to fulfill our needs. A number of the raw materials we purchase are subject to cyclical price movements. Over the past twelve months, commodity prices, in general, have trended upward, in some cases significantly. In particular, the continued tight supply in the steel market has put substantial upward pressure on steel prices, while copper prices have remained at cyclically high levels. In our performance products segment, we are able to pass through all or a portion of raw material price increases, but often on a lagged basis. While the Company has been able to pass through a significant portion of copper raw material price increases, it has had limited success in doing so with steel cost increases in its automotive business. The Company continues its efforts to ensure it has sufficient access to required raw materials at competitive prices and to pass along raw material price increases where possible.

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

     In the Company's performance products segment, the Company employs approximately 100 sales, marketing, distribution and customer service personnel. The sales force is divided into several specialized groups which focus on specific products, end-users and geographic regions. This targeted approach provides the Company with insight into emerging industry trends and creates opportunities for product development.

Seasonality; Backlogs

     The business of the manufacturing segment is generally not seasonal. Within the performance products segment, the environmental services business has higher volumes in the second and third quarters of the year, owing to (i) higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and (ii) higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The other markets that the performance products segment serves are generally not seasonal. Due to the nature of the Company's businesses, there are no significant backlogs.

Environmental Matters

     The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Mexico, India and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require the Company to make expenditures which may be material or otherwise adversely impact the Company's operations.

     The Company maintains a program to manage its facilities' compliance with environmental laws and regulations. Expenditures for 2004 approximated $14 million (of which approximately $4 million represented capital expenditures and approximately $10 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2003 approximated $17 million (of which approximately $4 million represented capital expenditures and approximately $13 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects expenditures similar to 2004 levels in 2005. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

     The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and similar statutes, have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites, and transporters and generators of hazardous substances, regardless of fault. The Company's facilities have been operated for many years by the Company or its prior owners and operators, and adverse environmental conditions of which the Company is not aware may exist. Modifications of existing laws and regulations and discovery of additional or unknown environmental contamination at any of the Company's current or former facilities could have a material adverse effect on the Company's financial condition, cash flows and/or results of operations. In addition, the Company has received written notice from the Environmental Protection Agency that it has been identified as a "potentially responsible party" under CERCLA at two third-party sites. The Company does not believe that its liability, if any, for these sites will be material to its results of operations, cash flows or financial condition.

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

     Avtex Site at Front Royal, Virginia. On March 22, 1990, the Environmental Protection Agency (the "EPA") issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers Front Royal, Inc., ("Avtex") which filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex site was previously owned and operated by the Company. The Company reacquired the sulfuric acid plant site through the bankruptcy in order to control the required investigation and, if necessary, remediation. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA, which requires the Company, through its predecessor, AlliedSignal Inc. (now Honeywell Inc.) and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with that order, subject to numerous defenses. The Company investigated potential soil and groundwater contamination and decommissioned the site. As part of the Company's Filing, the Company entered into an agreement with Honeywell, the previous owner and operator, whereby Honeywell agreed to take back all environmental liability at the site, past, present and future, and took back ownership of the site. Although the EPA refused to formally drop the Company from the administrative order, the EPA signed a letter acknowledging Honeywell's agreement to be responsible for all liability at the site and agreed to seek recourse against Honeywell for such liability and only look to the Company in the event of a default by Honeywell. The Company believes that there is a strong likelihood that no further costs will be incurred at this site.

     Delaware Valley Facility. On September 7, 2000, the U.S. Environmental Protection Agency issued to the Company an Initial Administrative Order (an "IAO") pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), which requires that the Company conduct an environmental investigation of the Company's Delaware Valley facility (the "Facility") and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. Over the past four years, the Company has been working cooperatively with the EPA and Honeywell Inc., a prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The Company conducted the first investigatory steps required by the IAO, the evaluation of potential soil and groundwater contamination, in both the North Plant (the area of the facility north of US Route 18) and the South Plant (the area south of US Route 18) that borders the Delaware River. As a result of the Filing, the Company entered into an agreement with Honeywell dated April 30, 2004 to take back all environmental liability at the North Plant, past, present and future, as well as future ownership of the North Plant. In addition, Honeywell took responsibility for the cost to address groundwater contamination at the South Plant. The Company remains responsible only for soil contamination at the South Plant. Although the EPA refused to formally drop the Company from the IAO, the EPA has agreed to sign a letter acknowledging Honeywell's agreement to be responsible for all liability at the North Plant and for groundwater contamination at the South Plant and to seek recourse against Honeywell for those liabilities and only look to the Company in the event of a default by Honeywell. The remaining requirements of the IAO will be performed over the course of the next several years. The Company closed the South Plant operations of its Delaware Valley facility on November 10, 2003. This closure resulted in an expansion of the investigation to be performed under the IAO. Depending on the results of that additional investigation, additional remedial activity may be required for soils in the South Plant. The Company has provided for the estimated costs of $2.3 million for compliance with the IAO in its accrual for environmental liabilities. As such, the Company believes that compliance with the IAO will not have a material effect on its results of operations or financial condition.

Employees/Labor Relations

     At December 31, 2004, the Company had approximately 7,000 employees, of whom approximately 1,075 were full-time salaried employees, approximately 4,010 were full-time hourly employees (represented by 11 different unions) and approximately 1,915 were hourly employees working in nonunion facilities.

     The Company's union contracts have durations which vary from two to four years. The Company's relationships with its unions are generally good.

Executive Officers and Key Employees

     Set forth below is information with respect to each of the Company's executive officers and/or key employees.

     Richard R. Russell, 62, President and Chief Executive Officer and a Director since April 1999. Mr. Russell has also been the President and Chief Executive Officer of GenTek Holding LLC (formerly General Chemical Corporation) since 1986.

     Mark J. Connor, 38, Vice President - Corporate Development and Investor Relations since November 2003. From October 2000 to November 2003, Mr. Connor served as Assistant Treasurer. From 1998 through October 2000, Mr. Connor served as Assistant Treasurer of The Warnaco Group, Inc.

     John Cowen, 54, Vice President and General Manager - Noma Industrial since October 2004. From 2001 to 2004, Mr. Cowen was self-employed as a management consultant. From 1986 to 2001, Mr. Cowen held several executive management positions with Noma including roles in finance, sales & marketing, and general management.

     George G. Gilbert, 56, Vice President and General Manager - Valve Train Group since 2001. From 1997 to 2001, Mr. Gilbert held the position of Vice President Technical Services/Strategic Development, for Simpson Industries.

     Matthew R. Friel, 38, Executive Vice President Finance and Corporate Development since August 2004. Mr. Friel was formerly the Vice President and Chief Financial Officer since September 2001. Mr. Friel also served as Treasurer from September 2001 to October 2003. From September 1997 to September 2002, Mr. Friel served as Managing Director of Latona Associates Inc. ("Latona Associates"). Latona Associates provided GenTek with certain administrative functions and corporate support services from 1995 until 2004.

     Michael J. Murphy, 54, Vice President and General Manager - Noma Harness Group since August 2004. From 2001 to 2004 Mr. Murphy served as the Vice President Sales & Marketing for Noma. Prior to working for Noma, Mr. Murphy served as the Vice President of Sales (1998-2001) for Dialight Corporation.

     Robert D. Novo, 47, Vice President of Human Resources and Environmental Health and Safety since August 2004. Mr. Novo served as the Vice President of Human Resources from July 2003 to August 2004. Prior to July 2003, Mr. Novo held various senior level human resource positions with Honeywell International since 1995.

     Kevin J. O'Connor, 54, Vice President and Controller since April 1999. Mr. O'Connor has also served as Controller of GenTek Holding LLC (formerly General Chemical Corporation) since 1986.

     Scott Sillars, 50, Vice President and Treasurer since October 2003. Mr. Sillars served as Acting Treasurer from 2002 to October 2003 . From 1998 through 2002, Mr. Sillars served as an Independent Consultant in general management and corporate finance.

     Thomas B. Testa, 43, Vice President and General Manager - Performance Products Group since August 2004. From April 2002 to August 2004, Mr. Testa served as Vice President - Operations for the Performance Products Group. He previously served as General Manager of the Electronic Chemicals business group from October 1997 to April 2002.

     Matthew M. Walsh, 38, Vice President and Chief Financial Officer since August 2004. Mr. Walsh was formerly the Vice President and Operations Controller since December 2000. Mr. Walsh served as Vice President and Treasurer from January 2000 through December 2000.

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

Risks Related to Our Company

We entered into new credit facilities in 2005 which will significantly increase GenTek's leverage. The Company's ability to make payments on its debt will be contingent GenTek's future operating performance which will depend on a number of factors that are outside of our control.

     On February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility (the "Credit Facilities"). The term loans include a $235 million first lien loan due in March 2011 with an interest rate of LIBOR plus 2.75% or base rate plus 1.75%, subject to a rate reduction of 0.25% if such term loan is rated B1 or better by Moody's Investor Services, Inc. and a $135 million second lien loan due March 2012 with an interest rate of LIBOR plus 5.75% or base rate plus 4.75%. The $60 million revolving credit facility matures in March 2010 and carries an interest rate of LIBOR plus 2.75% or base rate plus 1.75%, subject to rate reductions under a pricing grid if Company's leverage ratio decreases. The Company will use approximately $313 million of the financing proceeds to pay a special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds will be used to pay transaction fees, to refinance existing debt and for general corporate purposes.

     Our debt service obligations with respect to the Credit Facilities are estimated to be approximately $28 million to $32 million in 2005, including approximately $2 million of principal repayments, if such debt were outstanding for the entire year. This debt service may have an adverse impact on the Company's earnings and cash flow, which could in turn negatively impact GenTek's stock price.

     Our ability to make principal and interest payments on our bank debt is contingent on the our future operating performance, which will depend on a number of factors, many of which are outside of our control. The degree to which GenTek is leveraged could have other important negative consequences, including the following:

     o we must dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for future working capital requirements, capital expenditures, acquisitions or other general corporate requirements;

     o a significant portion of our borrowings are, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

     o we may be more vulnerable to a downturn in the industries in which we operate or a downturn in the economy in general;

     o we may be limited in our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate;

     o we may be placed at a competitive disadvantage compared to our competitors that have less debt;

     o we may be limited in our ability to react to unforeseen increases in certain costs and obligations arising in our businesses, including environmental, pension and tax liabilities;

     o we may determine it to be necessary to dispose of certain assets or one or more of our businesses to reduce our debt; and

     o    our ability to borrow additional funds may be limited.

     We can provide no assurance that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. In such a case, we cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our various lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

We are subject to restrictive debt covenants pursuant to our indebtedness. These covenants may restrict our ability to finance our business and, if we do not comply with the covenants or otherwise default under them, we may not have the funds necessary to pay all amounts that could become due and the lenders could foreclose on substantially all of our assets.

     The Credit Facilities, among other things, significantly restricts and, in some cases, effectively eliminates our ability and the ability of most of our subsidiaries to:

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

     In addition, under the Credit Facilities, we and our subsidiaries must comply with certain financial covenants. In the event we were to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, the lenders under those facilities would have significant rights to deny future access to liquidity and/or seize control of substantially all of our assets. The material financial covenants with which we must comply include total leverage, total interest coverage, and maximum capital expenditures.

     The covenants contained in our Credit Facilities and any credit agreement governing future debt may significantly restrict our future operations. Furthermore, upon the occurrence of any event of default under our Credit Facilities or the agreements governing any other debt of our subsidiaries, the lenders could elect to declare all amounts outstanding under such Credit Facilities or agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, we cannot assure you that our assets and the assets of our subsidiaries would be sufficient to repay those amounts in full.

     We are also subject to interest rate risk due to our indebtedness at variable interest rates. Our Credit Facilities bear interest at variable rates based on a base rate or LIBOR plus an applicable margin. We cannot assure you that shifts in interest rates will not have a material adverse effect on us.

We may be required to prepay our indebtedness prior to its stated maturity, which may limit our ability to pursue business opportunities.

     Pursuant to the terms of our Credit Facilities, in certain instances we are required to prepay outstanding indebtedness prior to its stated maturity date, even if we are otherwise in compliance with the covenants contained in the Credit Facilities. Specifically, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. These prepayment provisions may limit our ability to utilize this excess cash flow to pursue business opportunities.

Our business is capital intensive. We cannot assure you that we will have sufficient liquidity to fund our working capital and capital expenditures and to meet our obligations under existing debt instruments.

     Our business is capital intensive and we cannot be certain that we will achieve sufficient cash flow in the future. Failure to maintain profitability and generate sufficient cash flow could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur in the future. If we do not comply with the covenants in our Credit Facilities or otherwise default under them, we may not have access to borrowings under our $60 million revolving credit facility or the funds necessary to pay amounts that become due.

     Although we believe that our current levels of cash and cash equivalents, along with available borrowings on our revolving credit facility, will be sufficient for our cash requirements during the next twelve months, it is possible that these sources of cash will be insufficient, resulting in our having to raise additional funds for liquidity. There can be no assurance we will have access to additional funding should the need arise.

The industries in which we operate are highly competitive. This competition may prevent us from raising prices at the same pace as our costs increase, making it difficult for us to maintain existing business and win new business.

     We face significant competition in most of our businesses. Certain of our competitors have large market shares and substantially greater financial and technical resources than we do. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products and services, which could have an adverse effect on us.

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

     We purchase raw materials from a number of domestic and foreign suppliers. Although we believe that the raw materials we require will be available in sufficient supply on a competitive basis for the foreseeable future, continued increases in the cost of raw materials, including energy and other inputs used to make our products, could affect future sales volumes, prices and margins for our products. If a supplier should cease to deliver goods or services to us, we would probably find other sources, however, such a disruption could result in added cost and manufacturing delays. In addition, political instability, war, terrorism and other disruptions to international transit routes control could adversely impact our ability to obtain key raw materials in a timely fashion, or at all.

Our revenues are dependent on the continued operation of our manufacturing facilities, and breakdowns or other problems in their operation could adversely affect our results of operations.

     Our revenues are dependent on the continued operation of our various manufacturing facilities. In particular, the operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, acts of terrorism, power outages, the need to comply with directives of government agencies, and dependence on the ability of railroads and other shippers to transport raw materials and finished products in a timely manner. The occurrence of material operational problems, including but not limited to the foregoing events, at one or more of our facilities could have a material adverse effect on our results of operations or financial condition. Certain facilities within each of our business segments account for a significant share of our profits. Disruption to operations at one of these facilities could have a material adverse impact on segment financial performance and our overall financial condition. In addition, in certain circumstances we could also be materially affected by a disruption or closure of a customer's plant or facility to which we supply our products.

We are subject to risks relating to our foreign operations.

     We have significant manufacturing activities outside of the U.S., primarily located in Mexico, Canada and India. These international operations subject us to a number of risks such as: currency exchange rate fluctuations; foreign economic conditions; trade barriers; exchange controls; national and regional labor strikes; political instability; risks of increases in duties; taxes; governmental royalties; war; and changes in laws and policies governing operations of foreign-based companies. The occurrence of any one or a combination of these factors may increase our costs or have other negative effects on us.

Material changes in pension and other post-retirement benefit costs may occur in the future. In addition, investment returns on pension assets may be lower than assumed, which could result in larger cash funding requirements for our pension plans, which could have an adverse impact on us.

     We maintain several defined benefit pension plans covering certain employees in Canada, Ireland and the United States. We record pension and post-retirement benefit costs in amounts developed from actuarial valuations. Inherent in these valuations are key assumptions including the discount rate and expected long-term rate of return on plan assets. Material changes in pension and other post-retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used, and changes in the benefit plans. Amounts we pay are also dependent upon interest rates. Due to current interest rates and investment returns, some of our plans are underfunded. We are required to rectify this underfunding in accordance with federal guidelines. After giving effect to the pension pre-funding of $35 million planned in March 2005, we are expected to be required to make substantial cash contributions beginning in 2008 and continuing beyond such time. Moreover, if investment returns on pension assets are lower than assumed, we may have substantially larger cash funding requirements for our pension plans, which may have a material adverse impact on our liquidity. In addition, changes in federal laws relating to the funding of pension plans may have a material adverse impact on our liquidity. For a further discussion of our defined benefit pension plans, see "Management's Discussion and Analysis - Financial Condition, Liquidity and Capital Resources."

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

     For example, our various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Mexico, India and other countries. We believe that we are in substantial compliance with such laws and regulations. However, as a result of our operations, from time to time we are involved in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available to us at this time with respect to potential liability involving these facilities, we believe that any such liability will not have a material adverse effect on our financial condition, cash flows or results of operations. However, modifications to existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require us to make expenditures which may be material or may otherwise adversely impact our operations.

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

Efforts to comply with the Sarbanes-Oxley Act will continue to entail significant expenditure; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

     The Sarbanes-Oxley Act of 2002, as well as the rules subsequently implemented by the

Securities and Exchange Commission, have required, and may require in the future, changes to certain of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, insurance and other costs, and to make certain business activities more difficult, time consuming and/or costly. In the event that we are unable to achieve and/or maintain compliance with the Sarbanes-Oxley Act and related rules, this may have a material adverse effect on us. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, as well as qualified executive officers.

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

     We maintain insurance coverage on our properties, machines, supplies and other elements integral to our business and against certain third party litigation, environmental matters and similar events. Due to recent changes in market conditions in the insurance industry and other factors, we may not be able to secure insurance at a similar cost to what we have previously paid, if at all. In addition, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also may make insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed.

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

     In addition, computer viruses, electronic break-ins or other similar disruptive technological problems could also adversely affect our operations. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our computer systems.

We are a holding company that is dependent upon cash flow from our subsidiaries to meet our financial obligations; our ability to access that cash flow may be limited in some circumstances.

     We are a holding company with no independent operations or significant operating assets other than our investments in, and advances to, our subsidiaries. We depend upon the receipt of sufficient funds from our subsidiaries through our centralized cash management system from our domestic subsidiaries and through dividends, loans or other distributions from our foreign subsidiaries to meet our financial obligations. In addition, the terms of our and our subsidiaries' existing indebtedness under the Credit Facilities, and the laws of the jurisdictions under which we and our subsidiaries are organized, limit the payment of dividends, loan repayments and other distributions by our subsidiaries to us under some circumstances. Any indebtedness that we, or our subsidiaries, may incur in the future may contain similar restrictions. Further, certain of our subsidiaries have their own indebtedness for which they are responsible which may limit their ability to distribute cash to us.

Risks Related to Our Common Stock

The market price of our common stock is subject to volatility as well as trends in our industries.

     The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases and our competitors' earnings releases, announcements of technological innovations that impact our products, customers, competitors or markets, changes in financial estimates by securities analysts, business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industries, governmental legislation or regulation, as well as general economic and market conditions, such as recessions. Since the issuance of our common stock on the Effective Date, the price of our common stock has been somewhat volatile and remains subject to volatility. In addition, after giving effect to payment of the $31.00 per share special dividend payable on March 16, 2005, the market capitalization and share price of our common stock is expected to be reduced by the value of the dividend, and the reduced market capitalization and lower share price may subject our common stock to further volatility.

     Trends in the industries in which we compete are likely to have a corresponding impact on the price of our common stock. Specifically, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations at any of DaimlerChrysler, Ford or General Motors, or at certain of our manufacturing plants, could have a material adverse impact on the results of our manufacturing segment. In addition, in the appliance and electronic and industrial markets, risks include softening of appliance demand, loss of market share by our major customers, continued price pressure from major customers and continued competition from lower-cost Asian sources. For our performance products business, continued weakness in the pulp and paper, electronics or chemical processing industries could have an adverse effect on our results of operations.

Sales of large amounts of our common stock, or the perception that large sales could occur, may cause volatility in our stock price.

     On the Effective Date, we issued an aggregate of 10,000,000 shares of our common stock to former holders of our debt securities and other claimants. These shares represented all of our outstanding common stock as of the Effective Date and may be sold at any time, subject to compliance with applicable law, including the Securities Act, and certain provisions of our certificate of incorporation, bylaws and the Registration Rights Agreement. This relatively small float of shares available for purchase/sale may result in share price volatility in cases where an investor seeks, or is perceived to be seeking, to acquire or divest a large block of shares in the public market.

We may not be able to maintain our listing on the NASDAQ National Market.

     Since November 23, 2004, our common stock has traded on the NASDAQ National Market, which requires that we maintain compliance with certain listing requirements. These requirements include maintaining a minimum level of market value of our common stock, minimum number of shareholders and minimum level of stockholders' equity. There is no guarantee that we will remain in compliance with such requirements in the future. A failure to do so may result in our de-listing from the NASDAQ National Market, which could adversely effect the price, liquidity and market for our common stock.

We may in the future seek to raise funds through equity offerings, the exercise of our Tranche B and Tranche C warrants could create substantial dilution, or there may be other events which would have a dilutive effect on our common stock.

     In the future we may determine to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. In any such case, the result would ultimately be dilutive to our common stock by increasing the number of shares outstanding.

     In addition, if options or warrants to purchase our common stock are exercised, or other equity interests are granted under our management and directors incentive plan or under other plans adopted in the future, such equity interests will also have a dilutive effect on our common stock. Additional shares of our common stock and additional warrants may be issued pursuant to the Plan to certain claimants, subject to the resolution of certain claims.

     In accordance with the terms of our Tranche B and Tranche C warrant agreements, the $7.00 per share dividend paid to holders of common stock on December 27, 2004 resulted in an increase of the number of common shares for which the warrants are exercisable and a reduction of the exercise price of each tranche of warrants. The $31.00 per share dividend declared on February 28, 2005 and payable on March 16, 2005, is expected to result in a further, substantial increase of the number of common shares for which the warrants are exercisable and a substantial reduction in the exercise price of each tranche of warrants. In addition, similar equitable adjustments have been and will be made to options granted under our management and directors incentive plan. These adjustments to the warrants and options may have a material dilutive effect on our common stock.

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

     Our common stock is subject to certain transfer restrictions imposed by our charter. These restrictions generally prohibit the following transfers of our equity securities without the prior written consent of our board of directors, which consent can be withheld only if our board of directors, in its sole discretion, determines that the transfer creates a material risk of limiting certain tax benefits: (i) transfers to a person (including any group of persons making a coordinated acquisition) who beneficially owns, or would beneficially own after the transfer, more than 4.75 percent of the total value of our outstanding equity securities, to the extent that the transfer would increase such person's beneficial ownership above 4.75 percent of the total value of our outstanding equity securities and (ii) transfers by a person (or group of persons having made a coordinated acquisition) who beneficially owns more than
4.75 percent of the total value of our outstanding equity securities. The restrictions are not applicable to transfers pursuant to a tender offer to purchase 100 percent of our common stock for cash or marketable securities so long as such tender offer results in the tender of at least 50 percent of our common stock then outstanding. While all transactions described above require that prior notice be given to our board of directors, the restrictions begin only at such time that 25 percent of the our common stock has been transferred, for tax purposes (which generally takes into consideration only transfers to or from shareholders who beneficially own 5 percent of the value of our common stock), and will remain in effect until the earlier of: (i) November 11, 2005 or
(ii) such date as the board of directors determines, in its sole discretion, that such restrictions are no longer necessary to protect tax benefits. These transfer restrictions may inhibit market activity in our common stock.

Item 2. Properties.

     The Company operates over 60 manufacturing and production facilities located in the United States, Canada, Mexico and India. The Company's headquarters are located in Parsippany, New Jersey.

     Set forth below are the locations and uses of the Company's major properties:

Location                             Use
--------                             ---
Manufacturing Segment
Southfield, Michigan(1)...........   Offices
Troy, Michigan(1).................   Production Facility and Offices
Westland, Michigan(1).............   Production Facility and R&D Center
Weaverville, North Carolina(2)....   Production Facility
Upper Sandusky, Ohio(1)...........   Production Facility
Toledo, Ohio......................   Production Facility
Defiance, Ohio(2).................   Production Facility
Perrysburg, Ohio(2)...............   Production Facility and Offices
Mineral Wells, Texas..............   Production Facility
Imuris, Mexico....................   Production Facility
Juarez, Mexico(1).................   Production Facility
Reynosa, Mexico(1)................   Production Facility
Concord, Ontario..................   Production Facility
Guelph, Ontario(1)................   Production Facility

Scarborough, Ontario..............   Production Facility
Stouffville, Ontario..............   Production Facility
Tillsonburg, Ontario(1)...........   Production Facility
Waterdown, Ontario................   Production Facility
Gandhinagar, India................   Production Facility

Performance Products Segment
Hollister, California(2)..........   Production Facility and Offices
Pittsburg, California(2)..........   Production Facility
Richmond, California(2)...........   Production Facility
Augusta, Georgia..................   Production Facility
East St. Louis, Illinois..........   Production Facility
Berkeley Heights, New Jersey(2)...   Production Facility, Offices and Warehouse
Newark, New Jersey(2).............   Production Facility
Solvay, New York..................   Production Facility
Celina, Texas.....................   Production Facility
Midlothian, Texas.................   Production Facility
Anacortes, Washington.............   Production Facility
Thorold, Ontario..................   Production Facility
Valleyfield, Quebec...............   Production Facility

Offices
Parsippany, New Jersey(1).........   Headquarters

----------
(1) Leased.

(2) Mortgaged as security under the Company's debt facilities.

Item 3. Legal Proceedings.

     The Company is involved in claims, litigation, administrative proceedings and investigations of various types, including the Richmond litigation discussed below, and certain environmental proceedings previously discussed. See "Item 1. Business - Environmental Matters" above. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations, cash flows or financial condition.

     Richmond Litigation. Prior to October 2002, lawyers claiming to represent more than 47,000 persons filed approximately 24 lawsuits in several counties in California state court (Alameda, Contra Costa, San Francisco superior courts), making claims against General Chemical Corporation and, in some cases, a third party arising out of May 1, 2001 and/or November 29, 2001 releases of sulfur dioxide and/or sulfur trioxide from the Company's Richmond, California sulfuric acid facility. These claims were addressed in the Plan as California Tort Claims.

     The first case was filed in 2001 and subsequent cases were filed from March through July 2002. On May 1, 2002, a class action lawsuit arising out of the same facts was also filed. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages. The Company filed a petition for coordination to consolidate the state court cases before a single judge. The petition for coordination has now been granted and follow-on petitions to add additional cases to the coordinated proceedings have been granted. The state court cases were stayed as a result of the Filing. Approximately

73,000 proofs of claim were submitted in the bankruptcy proceedings on behalf of the Richmond claimants, seeking damages for the May 1, 2001 and/or November 29, 2001 releases. A preliminary review of the claimant list indicated that the claimants included most of the plaintiffs in the state court cases, plus several thousand duplicates and some additional claimants. In addition, one class proof of claim was submitted. A motion for class certification was filed but the motion was later withdrawn subject to being re-filed in state court. The Company filed a motion to lift the automatic stay and discharge injunction to allow liquidation of the claims to proceed in California State Court. That motion was granted upon stipulation of the parties, and the action is proceeding in California State Court.

     In June, 2004, the plaintiffs filed a Master Complaint that is intended to supersede the prior pleadings on behalf of individual plaintiffs. The Master Complaint seeks damages and other remedies arising out of the May 1, 2001 and November 29, 2001 releases based upon causes of action, among others, for negligence, Business and Professions Code Section 17200, nuisance and trespass. The Master Complaint also names Latona Associates Inc., Matthew Friel (GenTek's Chief Financial Officer at the time) and Paul Montrone (a former director and shareholder of GenTek) as defendants. The class action complaint was also amended in June 2004 to add these additional defendants. The Company has answered the complaints. Since that time, plaintiffs have agreed to dismiss Mr. Friel from the litigation without prejudice. Pursuant to the provisions of its management agreements with Latona and other applicable provisions, the Company is also providing a defense for Latona Associates Inc., Paul Montrone and Matthew Friel in connection with the master complaint and amended class action complaint.

     The state court has entered several case management orders for the first phase of the cases, including the requirement that plaintiffs complete questionnaires regarding their claims by October 25, 2004 or their claims are subject to dismissal upon motion by the Company. The Company recently filed a motion to dismiss approximately 41,000 of the 73,000 proofs of claim for failure to submit questionnaires. Hearings on the motion will be held on March 18, 2005, and April 20, 2005. The parties are in active written and document discovery. Depositions are expected to commence in the Spring of 2005 and a mediation has been scheduled for April 26, 2005. No trial date has been set.

     Any recovery by the plaintiffs in these lawsuits against GenTek will be limited as provided in the Plan. Pursuant to the terms of the Plan, GenTek could be required to issue new shares of common stock, cash in-lieu-of Tranche A Warrants, and Tranche B and C Warrants in accordance with the terms of the Plan to the extent insurance is not available to cover any allowed amount of such claim.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     On November 10, 2003, both classes of our previously existing common stock were cancelled in connection with our emergence from Chapter 11 protection, and we issued new common stock. Our existing common stock has been quoted on the NASDAQ National Market since November 23, 2004, the Over the Counter Bulletin Board (OTCBB) from November 11, 2003 until November 22, 2004, in both cases under the symbol "GETI".

     The following table sets forth, for the period indicated, the high and low sale prices in dollars as quoted on the NASDAQ National Market and the OTCBB, as applicable, for our existing common stock.

                                                                  High      Low
                                                                 ------   ------
2004
First Quarter.................................................   $42.00   $35.00
Second Quarter................................................   $40.95   $37.40
Third Quarter.................................................   $44.00   $37.05
Fourth Quarter................................................   $51.87   $40.05

2003
November 11, 2003 through December 31, 2003...................   $37.00   $34.75

     The Company's previously existing common stock was traded on the Over The Counter Bulletin Board under the symbol "GNKIQ" until November 10, 2003. There was no established public trading market for the Company's previously existing Class B Common Stock. The table below shows the high and low recorded sales prices of the Company's previously existing common stock.

                                                                  High      Low
                                                                 ------   ------
2003
First Quarter.................................................   $0.022   $0.010
Second Quarter................................................   $0.036   $0.008
Third Quarter.................................................   $0.008   $0.003
October 1 through November 10, 2003...........................   $0.007   $0.003

     As of March 10, 2005, there were 2,209 stockholders of record of the Company's common stock.

Dividends

     On February 28, 2005, the Company's board of directors declared a special dividend of $31.00 per common share payable on March 16, 2005. The Company paid a special dividend of $7.00 per share on December 27, 2004. No dividends were paid in 2003. We currently intend to retain our earnings for use in the operation and expansion of our business and for debt service and, therefore, we do not anticipate paying regular cash dividends in the foreseeable future. Additionally, the Company's new credit facilities directly limit the ability of the Company to pay cash dividends.

Equity Compensation Plan Information

     The following table gives information about our existing Common Stock that may be issued upon the exercise of options, warrants and rights under our 2003 Management and Directors Incentive Plan as of December 31, 2004.

-------------------------------------------------------------------------------------------------------
                                               Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------
                                                                                 Number of Securities
                              Number of Securities                             remaining available for
                               to be issued upon         Weighted average       future issuance under
                            exercise of outstanding     exercise price of     equity compensation plans
                             options, warrants and    outstanding  options,     (excluding securities
                                    rights             warrants and rights    reflected in column (a))
Plan Category                         (a)                      (b)                       (c)
-------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                   0                      N/A                        0
-------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                             152,568                   $31.14                  748,860(1)
-------------------------------------------------------------------------------------------------------
Total                               152,568                   $31.14                  748,860
-------------------------------------------------------------------------------------------------------

----------
(1) Available for issuance under the 2003 Management and Directors Incentive Plan. This plan was approved by the bankruptcy court and became effective on November 10, 2003 concurrent with the effective date of the Plan of Reorganization.

2003 Management and Directors Incentive Plan

     Pursuant to the Company's 2003 Management and Directors Incentive Plan, employees and directors of the Company and its subsidiaries may be granted stock options, restricted stock, stock appreciation rights, performance share awards, dividend equivalent rights or any other stock-based awards. The compensation committee of the Board has the authority to select participants and determine grants of awards. The maximum number of shares with respect to which any awards may be granted during a calendar year to any participant is 100,000. Upon a "change in control" of the company, unless otherwise determined by the compensation committee, each outstanding award shall automatically become fully exercisable. The Board may, at any time, amend or discontinue the plan and the compensation committee may, at any time, amend or cancel any outstanding award or provide substitute awards in accordance with the plan, provided that such action does not adversely affect the participant. The term of the Plan is 10 years.

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

                                                   Successor Company                        Predecessor Company
                                              ---------------------------  ----------------------------------------------------
                                                                                                Years Ended December 31,
                                               Year Ended    Period Ended  Period Ended  --------------------------------------
                                              December 31,   December 31,  November 10,
                                                  2004           2003          2003         2002           2001         2000
                                              ------------   ------------  ------------  ---------      ----------   ----------
                                                                    (In thousands, except per share data)
Statement of Operations Data:
Net revenues................................    $843,919      $   95,420     $687,629    $ 861,465      $  870,215   $  939,595
Restructuring and impairment charges........      10,848             293       24,480           --         108,953           --
Operating profit (loss).....................      36,297           4,856       19,704       63,536         (51,432)     105,295
Interest expense............................       8,557           2,453          900       59,342          73,544       69,339
Income (loss) from continuing
   operations(1)(2).........................       5,611           1,936      466,090     (100,318)        (89,622)      19,382
Income (loss) from discontinued operations..     189,707            (844)      28,302      (99,206)        (81,222)      30,859
Net income (loss)(1)(2).....................    $195,318      $    1,092     $494,392    $(360,649)(3)  $ (170,844)  $   50,241

Per Share:
Income (loss) from continuing operations--
   basic(1)(2)..............................    $   0.56      $     0.19     $  18.23    $   (3.93)     $    (3.52)  $     0.79
Income (loss) from continuing operations--
   diluted(1)(2)............................        0.56            0.19        18.23        (3.93)          (3.52)        0.77
Net income (loss)--basic(1)(2)..............       19.53            0.11        19.34       (14.13)(3)       (6.72)        2.04
Net income (loss)--diluted(1)(2)............       19.48            0.11        19.34       (14.13)(3)       (6.72)        1.99
Dividends(4)................................        7.00              --           --           --            0.15         0.20

Balance Sheet Data (at end of period):
Total assets................................    $753,626      $1,066,809                 $ 956,985      $1,164,843   $1,350,722
Long-term debt (including current portion)..      12,536         251,188                   922,683         815,557      796,676
Total equity (deficit)......................     400,427         278,787                  (510,321)       (142,337)      47,658

----------
(1) Includes a decrease to the deferred tax asset valuation allowance of $98.5 million ($3.85 per share) in 2003, and an increase to the deferred tax asset valuation allowance of $97.7 million ($3.83 per share) in 2002 to record a valuation allowance for the Company's net domestic deferred tax assets.

(2) Includes reorganization items of $416.1 million ($16.28 per share) of income for the period ended November 10, 2003 and $11.6 million ($0.46 per share) of expense in 2002.

(3) Includes the cumulative effect of a change in accounting principle of $161.1 million ($6.31 per share).

(4) During 2004, the Company paid a special dividend of $7.00 per share. During the fourth quarter of 2001, the Company suspended the payment of regular quarterly dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following section should be read in conjunction with the consolidated financial statements and the notes indicated elsewhere in this Annual Report. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than statements of historical facts, included in this Annual Report may constitute forward-looking statements. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that these assumptions and expectations will prove to have been correct. Important factors that could cause actual results to differ from these expectations are disclosed in this Annual Report and include various risks, uncertainties and assumptions. Such factors include, but are not limited to, those set forth in the section of this annual report captioned "Business - Risk Factors".

     Management's Discussion and Analysis of Financial Condition and Results of operations contains non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Included in Item 7. Reconciliation of Non-GAAP Financial Measures 2003 is a reconciliation statement of operations data for the full year 2003 to the Predecessor Company and Successor Company statements of operations for the periods ended November 10, 2003 and December 31, 2003, respectively. Management believes that this information is the most relevant and useful formation for making comparisons to the periods ended December 31, 2002 and 2004. References to the full year 2003 throughout this Discussion refer to the above-mentioned information.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

Dividends and Recapitalization

     On December 27, 2004, the Company paid a special dividend of $7.00 per common share, totaling approximately $71 million, which was funded primarily from excess cash generated from the sale of the Company's KRONE communications business.

     On February 28, 2005, the Company's board of directors declared a special dividend of $31.00 per common share payable on March 16, 2005 to holders of record on March 10, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility. The Company will use approximately $313 million of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds will be used to pay transaction fees, to refinance existing debt and for general corporate purposes. In connection with the closing of the new financing, the Company will record a charge of approximately $3 million to write-off deferred financing costs of its existing debt facility during the first quarter of 2005. The payment of the two special dividends and the closing on the financing reflect the completion of the Company's recapitalization plan. The Company believes these actions provide substantial value to current holders of common stock and establish a more appropriate capital structure for the Company.

Acquisition

     On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing operation located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million. As part of the transaction, the Company entered into a seven year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool's North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share is not material. Revenues from the supply agreement were approximately $80 million for the six month period ending December 31, 2004.

Honeywell Settlement Agreement

     On April 30, 2004, the Company and Honeywell International Inc. ("Honeywell") entered into a settlement agreement relating to the Company's proposed rejection in the Company's bankruptcy proceeding of certain executory contracts dealing with environmental issues at sites formerly owned by Honeywell's predecessor, along with certain other claims made by Honeywell. The settlement agreement provides, among other things, that the Company will transfer ownership of two sites to Honeywell in exchange for Honeywell assuming all environmental liabilities at these sites, along with any groundwater contamination at another site. In addition, Honeywell agreed to share with the Company the costs of certain environmental remediation at two other sites that will continue to be owned by GenTek. The impact of the settlement agreement was to record a receivable of $6 million, record a recovery asset of approximately $3 million offset by the approximately $2 million book value of sites to be transferred to Honeywell, resulting in a net credit to income of $7 million. In addition, the Company recorded employee termination and facility exit costs of $3 million relating to one of the sites to be transferred to Honeywell.

Discontinued Operations

     On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. (ADC). Accordingly, all financial information included herein has been reclassified to reflect the KRONE communications business as discontinued operations. Net proceeds from the transaction of approximately $291 million were used to repay the Company's then-outstanding Senior Term Loan Agreement in full, and the related loan agreement was terminated. Consummation of this transaction triggered the contingent redemption feature of the Company's tranche A warrants. The Company made the required payment of $8.4 million ($7.13 per warrant) on June 30, 2004, and the tranche A warrants expired.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

     On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases were jointly administered as Case No. 02-12986 (MFW).

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

     On October 7, 2003, the Bankruptcy Court entered an order confirming the Debtor's plan of reorganization (the "Plan"). The Plan became effective in accordance with its terms on November 10, 2003 (the "Effective Date").

     Pursuant to the provisions of the Plan, in full satisfaction of their allowable claims: (i) the holders of existing secured claims under the Company's pre-petition credit facility (excluding the tranche in which Noma Company is a borrower to the extent such holders were secured by Noma) initially received approximately 81 percent of the common stock of the reorganized Company (the "Reorganized Company"), $60 million in cash (reduced by certain payments) and $216.5 million principal amount of senior term notes issued by the Reorganized Company; (ii) holders of existing secured claims under the term loan facility to Noma Company under the Company's pre-petition credit facility received approximately 13 percent of the common stock of the Reorganized Company and $33.5 million principal amount of Senior Term Loan Agreement issued by the Reorganized Company; (iii) holders of general unsecured claims and trade vendor claims who elected to receive equity in the Reorganized Company on account of their claims received a pro rata distribution of up to approximately 2 percent, in the aggregate, of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (iv) holders of general unsecured claims and trade vendor claims that elected not to receive equity of the Reorganized Company received an amount in cash equal to the lesser of (A) 6 percent of each such holder's allowed claim or (B) each such holder's pro rata share of $5 million; (v) holders of unsecured claims relating to the Company's existing bonds received approximately 4 percent of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (vi) upon the liquidation of their disputed claims, holders of California Tort Claims (as defined in the Plan), to the extent they are determined to hold allowable claims, will receive the same treatment of any uninsured portion of their claims (excluding any portion of such claims attributable to noncompensatory damages) as they would have received had such claims been classified as general unsecured claims (except that such holders will not be entitled to elect cash instead of equity); (vii) holders of Pennsylvania Tort Claims (as defined in the Plan) received, through their class representative, an aggregate distribution of $120,000 in cash, a note in the principal amount of $675,000, and a payment from the Debtors' insurer; and
(viii) holders of claims described in subsections (i), (iii), (iv), (v) and
(vi) above will be entitled to receive a portion of any amounts recovered by a preference claim litigation trust created pursuant to the Plan. In addition to the foregoing, pursuant to the Plan administrative expense claims, priority claims, convenience claims, a secured claim of the Company against Noma Company in the amount of approximately $5.7 million and certain other secured claims, were paid in full. Furthermore, the Plan provided for the cancellation of all then outstanding shares of common stock of the Company without any distribution to be made to the holders of such shares.

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

Overview

     We are a holding company whose subsidiaries manufacture industrial components and performance chemicals. We operate through two primary business segments: manufacturing and performance products. Our products are frequently highly engineered and are important components of, or provide critical attributes to, our customers' end products or operations. We operate over 60 manufacturing and production facilities located primarily in the U.S., Canada, Mexico and India. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

Manufacturing

     The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. During the last two years the Company's sales and operating profits have been adversely impacted by our major customers' efforts to reduce their costs. Pricing pressure by the "Big Three" (Ford, Chrysler and General Motors) North American auto manufacturers and Tier 1 suppliers has resulted in lower selling prices and lower volumes as our major customers have resourced business to competitors in the Far East or to their own in house facilities. Sales to the automotive market, which accounted for approximately 50 percent of the manufacturing segment's revenue in 2004, have declined approximately 13 percent over the last two years, due in large part to the pricing and resourcing issues discussed above. The Company expects that sales in this market will remain essentially unchanged in 2005. Sales related to the appliance and electronics market have also been negatively impacted by similar pricing pressures and lower volumes. Sales to the appliance and electronics market, which accounted for approximately 30 percent of the manufacturing segment's revenues in 2004, however, have increased by approximately 50 percent over the last two years primarily due to the impact of the acquisition of a wire harness sub assembly manufacturing facility in Reynosa, Mexico from Whirlpool Corporation on June 30, 2004. As part of this transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool's North American appliance production facilities. The gross profit margins generated on the revenues from this supply agreement are significantly lower than the gross profit margins generated on the other revenues in this market. Over the next several years the Company intends to improve gross profit margins on this incremental revenue and on other products as well by moving the production of the related products to its new manufacturing facility in India and by consolidating a portion of its production from other manufacturing facilities to the facility in Reynosa. The Company anticipates that sales in the appliance and electronics market will increase by approximately 50 percent in 2005 due to the full year impact of the acquisition made in 2004. In response to these competitive pressures from offshore suppliers in the automotive and appliance and electronics markets, the manufacturing segment has taken aggressive action to improve its cost position. We have closed certain facilities, reduced headcount and other operating expenses, and outsourced production of certain less complex components to lower cost, third party manufacturers in Asia. In addition, as part of our continuing efforts to improve our competitive cost position, we have established our own wire harnesss production facility in India, which commenced production of prototypes during the fourth quarter of 2004 and commercial quantities during the first quarter of 2005. Sales to the industrial market, which account for approximately 20 percent of the manufacturing segment's revenues, have increased 28 percent over the two year period principally due to the impact of the pass through of higher raw material prices for copper as well as the favorable impact of exchange rate fluctuations. The Company expects that sales in this market will remain essentially unchanged in 2005.

     Due to our dependence on the North American automotive market, production levels of the automotive OEMs, especially the Big Three, influence the manufacturing segment's sales and profitability. The North American automobile and light truck "build rate" is one commonly used indicator of such production levels. More specifically, though, the production levels of the individual engine programs that we supply impact our sales and profitability in the automotive market. Our revenues in this market are also influenced, to a lesser degree, by the North American "class 8" heavy truck build rate. In the appliance and electronic market, shipments of household appliances are one indicator of overall industry production levels.

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

Performance Products

     The performance products segment provides a broad range of value-added chemical products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. Sales to the environmental services and chemical processing markets, which account for approximately 65 percent of the performance products segment's revenues, have declined approximately 13 percent over the last two years. This decrease is principally due to the shutdown of the South Plant of the Company's Delaware Valley Works and restructuring of the North American sulfur derivatives business. The Company anticipates that sales to the environmental services and chemical processing markets will improve modestly in 2005. Sales to the pharmaceutical and personal care market, which account for approximately 20 percent of the performance products segment's revenue, declined by approximately 10 percent over the last two years. The sales decline for 2003 was 13 percent as a result of the Company's sale of its antacid product line. Sales for 2004 were up 4 percent over the 2003 level. The Company anticipates sales to this market in the year 2005 will be approximately 5 percent lower than the 2004 level. Sales to the technology market, which account for approximately 13 percent of the performance products segment's revenues, have declined by approximately 4 percent during the two year period. The Company anticipates that sales into this market will grow by approximately 10 percent in 2005 due mainly to the emerging recovery in the North American microelectronics industry. The profitability of our performance products segment has also been negatively impacted in recent years by cyclically high raw material prices. While we believe that some of this price pressure will subside in future periods, we cannot be certain of the timing or magnitude of any such price decreases.

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

     Profitability in our performance products segment can be influenced by a number of factors, including: competitive market conditions; production levels at our individual manufacturing facilities; energy costs, including the prices of natural gas and electricity; the prices we pay for our key raw materials, including sulfur, bauxite, aluminum tri-hydrate and zirconium-based products; and transportation costs.

Corporate and Other

     As a result of the reclassification of the KRONE communications business to discontinued operations, the communications segment is no longer a reportable segment. Accordingly, included in corporate and other is the results of the Company's printing plate product lines along with corporate administrative expenses. As a result of the increased leverage, we anticipate that interest expense will substantially increase in 2005.

Results of Operations

     The following table sets forth certain line items from our Consolidated Statements of Operations for the three years ended December 31, 2004 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated. As previously discussed, the Company emerged from Chapter 11 and adopted fresh start accounting on November 10, 2003. As a result of the application of fresh start accounting, the Successor Company's financial statements are not comparable with the Predecessor Company's financial statements.

                                                              Years Ended December 31,
                                                  ---------------------------------------------
                                                      2004            2003             2002
                                                  ------------   -------------   --------------
                                                                  (In millions)
Net revenues ..................................   $843.9   100%  $ 783.1   100%  $ 861.5   100%
Cost of sales .................................    726.9    85     644.9    83     701.1    82
Selling, general and administrative expense ...     84.7    10      88.8    11      96.9    11
Restructuring and impairment charges ..........     10.8     2      24.8     3        --    --
Pension curtailment gain ......................     14.8     2        --    --        --    --
                                                  ------   ---   -------   ---   -------   ---
  Operating profit (loss) .....................     36.3     5      24.6     3      63.5     7
Interest expense ..............................      8.6     1       3.4    --      59.3     7
Interest income ...............................      0.8    --       0.4    --       1.4    --
Reorganization items ..........................       --    --    (416.1)  (53)     11.6     1
Other (income), net ...........................      8.9     1      (7.1)   (1)     (1.5)   --
Income tax provision (benefit) ................     14.0     2     (23.2)   (3)     95.8    11
                                                  ------   ---   -------   ---   -------   ---
  Income (loss) from continuing operations
     before cumulative effect of a change
     in accounting principle ..................   $  5.6     1%  $ 468.0    60%  $(100.3)  (12)%
                                                  ======   ===   =======   ===   =======   ===

2004 Compared with 2003

     Net revenues were $844 million for the year 2004 compared with $783 million for the prior year. This increase was due to higher sales in the manufacturing segment of $89 million, partially offset by lower sales in the performance products segment and corporate and other of $19 million and $9 million, respectively. The increase in the manufacturing segment is principally the result of higher sales to the appliance and electronic and industrial markets of $71 million and $18 million, respectively. The increase in revenues in the appliance and electronics market is principally due to the acquisition of a wire harness and subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004, partially offset by lower sales to a major customer as a result of them resourcing their supply to a Far East competitor. As part of this acquistion, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool's North American appliance production facilities. Revenues related to this supply agreement were approximately $80 million for the six-month period ended December 31, 2004. The increase in revenues in the industrial market is primarily due to the impact of the pass through of higher raw material prices for copper as well as the favorable impact of exchange rate fluctuations. The decrease in the performance products segment is due to lower sales in the Company's sulfuric acid and fine chemical product lines of $17 million and $15 million, respectively, reflecting the shutdown of the South Plant of the Company's Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $7 million for the Company's water chemical product line, due principally to the impact of the pass through of higher raw material prices and higher sales of the Company's electronic chemical and personal care product lines of $3 million and $2 million, respectively. The decrease in corporate and other is principally due to lower volumes for the Company's printing plate product lines. The Company has announced it will close its printing plate production facility during the first half of 2005.

     Gross profit was $117 million for the year 2004 as compared with $138 million for 2003. This decrease reflects lower gross profit in performance products, manufacturing and corporate and other of $11 million, $6 million, and $4 million, respectively. The decrease in gross profit in the performance products segment is principally due to higher environmental costs of $5 million, higher depreciation and amortization expense of $8 million as a result of fresh start accounting and the impact of the above-mentioned lower sales in the sulfuric acid and fine chemical product lines, partially offset by the favorable impact of the Honeywell settlement of $7 million. The charge for environmental matters is related to incremental costs associated with the receipt of sampling results related to a corrective action program at one of the Company's performance products manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company's performance products manufacturing facilities. The decrease in gross profit in the manufacturing segment is principally due to higher depreciation and amortization expense of $9 million as a result of fresh start accounting partially offset by the above-mentioned higher sales in the industrial market. The increase in revenue due to the Whirlpool supply agreement discussed above did not have a significant impact on gross profit. The lower gross profit in corporate and other reflects the impact of the above-mentioned lower sales volume of the Company's printing plate product line.

     Selling, general and administrative expense was $85 million for the year 2004, as compared with $89 million for 2003. This decrease is principally due to lower management agreement expense, lower salaries and lower pension expense, partially offset by higher consulting and audit expense. The higher consulting and audit expense is principally related to efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

     Restructuring and impairment charges were $11 million for the year 2004 as compared with charges of $25 million for 2003. The charges recorded during 2004 are associated with the closure of four production facilities. The charge for 2003 was recorded to reduce the carrying value of the fixed assets at the South Plant of the Company's Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an analysis of market transactions for similar assets. The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions.

     During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $15 million was recognized during the first quarter of 2004.

     Operating income was $36 million for the year 2004 as compared with $25 million for the prior year. This increase is principally due to the higher level of restructuring and impairment charges recorded during 2003, the above-mentioned pension curtailment gain and lower selling, general and administrative expense, partially offset by the above-mentioned lower gross profit.

     Interest expense was $9 million for the year 2004 as compared to $3 million for the prior year. Interest expense for the year 2004 consisted principally of interest expense on the Company's $250 million senior term loan agreement due November 2008 ("Senior Term Loan Agreement") and $125 million revolving credit facility due November 2008 ("Revolving Credit Facility"). During 2003 no interest expense was recorded on the Company's pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy which have been treated for accounting purposes as reductions in principal. Interest expense for the Company's Senior Term Loan Agreement and its Revolving Credit Facility was $2 million for the period from emergence on November 11, 2003 through December 31, 2003. As of December 31, 2004 the Company has repaid its Senior Term Loan Agreement in full.

     There were no reorganization items for the year 2004 as compared with $416 million of income for 2003. Reorganization items for 2003 include income from the discharge of indebtedness of $377 million and fresh start accounting adjustments of $112 million, partially offset by expenses associated with the Company's reorganization under Chapter 11 of $73 million. Expenses associated with the Company's reorganization include professional fees, employee retention costs and write off of unamortized debt issuance costs.

     On September 30, 2004, certain subsidiaries of the Company entered into a share purchase and transfer agreement under which the Company agreed to sell its 50 percent interest in the PrettlNoma Systems joint venture to Prettl Industrie Beteiligungs GmbH. The agreement effectively terminates the joint venture which supplies panel systems for the appliance industry. As a result, the Company recorded an impairment to the carrying value of its investment in the joint venture in other (income) expense of approximately $13 million, reflecting an other than temporary decline in value in accordance with the provisions of Accounting Principles Board Opinion No. 18.

     Income tax expense for the year 2004 was $14 million as compared to an income tax benefit of $23 million for the year 2003. The principal reason that income tax expense for the year 2004 was significantly higher than the U.S. federal statutory rate is due to the impact of the Company's foreign operations, primarily related to the Company's inability to utilize foreign tax credits and the sale of an equity investment. For the year 2003 the Company recorded income of $377 million related to the discharge of indebtedness. The Company recorded tax expense of $57 million on this income, which represented a non-cash charge related to a reduction in the value of the Company's tax basis in its assets as required by the Internal Revenue Code. Based upon projections of the Company's future domestic taxable income, the Company concluded during the fourth quarter of 2003 that it was more likely than not it would be able to realize its domestic net deferred tax assets. Accordingly the Company recorded a decrease in its valuation allowance of $99 million effectively restoring the carrying value of its domestic net deferred tax asset.

2003 Compared with 2002

     Net revenues were $783 million for the year 2003 compared with $861 million for the prior year. This decrease was due to lower sales in the manufacturing and performance products segments of $51 million and $21 million, respectively, and lower corporate and other of $6 million. Lower volumes with certain major customers as a result of lower North American automotive build rates accounted for approximately $26 million of the decrease in the manufacturing segment. In addition, manufacturing segment revenues were negatively impacted by approximately $26 million as a result of certain customers resourcing business away from the Company to competitors in the Far East or to their own production facilities. The decrease in revenues in the performance products segment is principally due to lower sales in the pharmaceutical and personal care market, the technology market, and water chemical product lines of $9 million, $5 million, and $4 million, respectively. The sale of the Company's antacid product line accounted for $7 million of the decrease in the pharmaceutical and personal care market with the remainder of the decrease being principally related to lower price reflecting competitive pressures in the Company's antiperspirant actives product line. The decrease in corporate and other is principally due to lower volumes for the Company's printing plate product lines.

     Gross profit was $138 million for the year 2003 as compared with $160 million for 2002. Gross profit in the manufacturing and performance products segments decreased $13 million and $5 million, respectively, and corporate and other decreased by $4 million. The decrease in gross profit in the performance products segment can be attributed to higher energy and raw material pricing totaling $5 million, and the unfavorable impact of the previously mentioned decreases in sales and unfavorable pricing in antiperspirant actives of $8 million and $2 million, respectively. Additionally, the aforementioned sale of finished goods inventory carried at fair value negatively impacted gross profit by $1 million. These decreases were partially offset by higher spending during the first six months of 2002 related to the extensive repair of two boilers and other production equipment and a loss of production at one of the Company's facilities totaling $8 million. The above-mentioned lower sales volume in the manufacturing segment accounted for approximately $7 million of the decrease in gross profit in this segment. In addition, gross profit in the manufacturing segment was negatively impacted by $8 million of unfavorable pricing, $3 million of manufacturing inefficiencies in the company's industrial wire and cable business and $1 million due to the aforementioned sale of finished goods inventory carried at fair value, partially offset by the favorable impact of the Company's cost reduction program. The decrease in corporate and other is principally due to the impact of the above-mentioned lower sales volume of the Company's printing plate product line.

     Selling, general and administrative expense was $89 million for the year 2003 as compared with $97 million for 2002. This decrease is principally attributable to lower spending in both segments.

     Restructuring and impairment charges were $25 million for 2003 as compared with no charges being recorded during 2002. During 2003, the Company announced a plan to wind down and close operations at the South Plant of the Delaware Valley Works which is included in the performance products segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $25 million to reduce the carrying value of the fixed assets at this facility to estimated fair value, which was determined based upon a number of factors, including an analysis of market transactions for similar assets.

     The Company's restructuring actions during 2003 consist principally of two plant closures in its performance products segment. During 2003, the Company recorded restructuring charges of $1 million principally related to employee termination costs. The Company expects to substantially complete implementation of its 2003 restructuring actions by the second quarter of 2004. The reduction in costs from the closure of the South Plant of the Delaware Valley Works will be offset approximately by the resulting reduction in revenues and related gross profit. Over the past three years, sales of the affected products averaged approximately $50 million annually. GenTek expects restructuring actions other than those related to the South Plant will result in an estimated annual reduction in employee and facility related expense and cash flows of approximately $4 million. The Company began to realize these reductions in the fourth quarter of fiscal year 2003.

     Operating income was $25 million for 2003 as compared with $64 million for the prior year. This decrease was principally due to the above-mentioned restructuring and impairment charges recorded during 2003 and lower gross profit, partially offset by lower selling, general and administrative expense.

     Interest expense for the year 2003 was $56 million lower than the prior year level. This decrease was due to the fact that no interest expense was recorded during 2003 on the Company's pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy which have been treated for accounting purposes as reductions in principal. As such, the 2003 results include no interest expense in those facilities for the period from January 1, 2003 through November 10, 2003. Interest expense for the Company's Senior Term Loan Agreement and its Revolving Credit Facility was $2 million for the period from emergence on November 10, 2003 through December 31, 2003.

     Reorganization items for the year 2003 totaled $416 million of income as compared to $12 million of expense for 2002. Reorganization items for 2003 include income from the discharge of indebtedness of $377 million and fresh start accounting adjustments of $112 million, partially offset by expenses associated with the Company's reorganization under Chapter 11 of $73 million. Expenses associated with the Company's reorganization include professional fees, employee retention costs, and write off of unamortized debt issuance costs.

     Income tax benefit for the year 2003 was $23 million versus income tax expense for 2002 of $96 million. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax planning strategies, the Company concluded that it was more likely than not that it would not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $98 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. On November 10, 2003, the Company emerged from Chapter 11 and recorded income of $377 million related to the discharge of indebtedness. The Company recorded tax expense of $57 million on this income, which represents a non-cash charge related to a reduction in the value of the Company's tax basis in its assets as required by the Internal Revenue Code which will effectively increase the Company's taxable income over the next several years. As a result of this discharge of indebtedness the Company will have significantly lower interest expense in future periods, and based upon projections of the Company's future domestic taxable income, the Company concluded that it is more likely than not it now will be able to realize its domestic net deferred tax assets. Accordingly, during the fourth quarter of

2003 the Company recorded a decrease in its valuation allowance of $99 million effectively restoring the carrying value of its domestic net deferred tax asset.

Results of Operations by Segment

2004 Compared with 2003

                              Years Ended December 31,
                              ------------------------
                                    2004     2003        Change
                                   ------   ------       ------
                                    (In millions)
Net Revenues:
   Manufacturing...........        $514.6   $425.9       $ 88.7
   Performance Products....         316.6    335.9        (19.3)
   Corporate and other.....          12.7     21.3         (8.6)
                                   ------   ------       ------
      Total................        $843.9   $783.1       $ 60.8
                                   ======   ======       ======
Operating Profit (Loss):
   Manufacturing...........        $ 25.2   $ 37.1       $(11.9)
   Performance Products....          21.2      0.7         20.5
   Corporate and other.....         (10.1)   (13.2)         3.1
                                   ------   ------       ------
      Total................        $ 36.3   $ 24.6       $ 11.7
                                   ======   ======       ======

Manufacturing Segment

     Net revenues for the manufacturing segment were $515 million for the year 2004 as compared to $426 million for 2003. This increase is the result of higher sales to the appliance and electronic and industrial markets of $71 million and $18 million, respectively. The increase in revenues in the appliance and electronics market is due to the acquisition of a wire and harness subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004, partially offset by lower sales to a major customer as a result of them resourcing their supply to a Far East competitor. As part of this acquisition, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool's North American appliance production facilities. Revenues related to this supply agreement were approximately $80 million for the six-month period ended December 31, 2004. The increase in the revenues in the industrial market is primarily due to the impact of the pass through of higher raw material prices for copper as well as the favorable impact of exchange rate fluctuations. Gross profit was $68 million for the year 2004 as compared to $75 million for 2003. This decrease is principally due to increased depreciation and amortization expense of $9 million as a result of fresh start accounting, partially offset by the above-mentioned higher sales in the industrial market. The increase in revenue due to the Whirlpool supply agreement did not have a significant impact on gross profit. Selling, general and administrative expense was $43 million for 2004 as compared with $38 million for 2003. This increase was principally due to higher allocated corporate expense as a result of the sale of the communication business and the above-mentioned purchase of a wire and harness subassembly manufacturing facility, as well as lower cost recoveries related to a management services agreement. Restructuring and impairment charges were $2 million for the year 2004 which was $3 million higher than the prior year amount. Operating income for 2004 was $25 million as compared with $37 million for 2003. This decrease is the result of the above-mentioned lower gross profit, higher selling, general and administrative expense and higher restructuring and impairment charges, partially offset by a $2 million pension curtailment gain recorded in 2004.

Performance Products Segment

     Net revenues were $317 million for the year 2004 as compared with $336 million for the prior year. This decrease was principally the result of lower sales in the Company's sulfuric acid and fine chemical product lines of $17 million and $15 million respectively, reflecting the shutdown of the South Plant of the Company's Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $7 million for the Company's water chemical product line due principally to the impact of the pass through of higher raw material prices and higher sales of the Company's electronic chemical and personal care products lines of $3 million and $2 million, respectively. Gross profit for 2004 was $50 million as compared with $61 million for the prior year. This decrease was principally due to higher environmental costs of $5 million, higher depreciation and amortization expense of $8 million and the impact of the above-mentioned lower sales of the sulfuric acid and fine chemical product lines, partially offset by the favorable impact of the above-mentioned Honeywell settlement of $7 million. The charge for environmental matters is related to increased costs associated with the receipt of sampling results related to a corrective action program at one of the Company's manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company's manufacturing facilities. Selling, general and administrative expense was $31 million for the year 2004 as compared with $34 million for 2003. The decrease was principally due to lower pension expense and lower salaries partially offset by higher allocated corporate expenses principally due to the sale of the communications business. Restructuring and impairment charges were $9 million for the year 2004 as a result of the closure of three manufacturing facilities as compared with a $26 million charge recorded during 2003. The charge for 2003 was principally due to a $25 million charge to reduce the carrying value of the fixed assets at the South Plant of the Company's Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an analysis of market transactions for similar assets. Operating income for 2004 was $21 million as compared with $1 million for 2003. This increase is principally due to the lower level of restructuring and impairment charges, a $12 million pension curtailment gain recorded in 2004 and lower selling general and administrative expense, partially offset by the above-mentioned lower gross profit.

2003 Compared with 2002

                              Years Ended December 31,
                              ------------------------
                                    2003     2002        Change
                                   ------   ------       ------
                                    (In millions)
Net Revenues:
   Manufacturing...........        $425.9   $477.1       $(51.2)
   Performance Products....         335.9    357.4        (21.5)
   Corporate and other.....          21.3     27.0         (5.7)
                                   ------   ------       ------
      Total................        $783.1   $861.5       $(78.4)
                                   ======   ======       ======
Operating Profit (Loss):
   Manufacturing...........        $ 37.1   $ 44.8       $ (7.7)
   Performance Products....           0.7     28.6        (27.9)
   Corporate and other.....         (13.2)    (9.9)        (3.3)
                                   ------   ------       ------
      Total................        $ 24.6   $ 63.5       $(38.9)
                                   ======   ======       ======

Manufacturing Segment

     Net revenues for the manufacturing segment were $426 million for the year 2003 as compared to $477 million for 2002. Lower volumes with certain major customers as a result of lower North American automotive build rates accounted for approximately $26 million of this decrease. In addition, net revenues were negatively impacted by approximately $26 million as a result of certain customers resourcing business away from the Company to competitors in the Far East or to their own in house production facilities. Gross profit for 2003 was $75 million as compared to $88 million for 2002. The above-mentioned lower sales volume accounted for approximately $7 million of this decrease. In addition, gross profits were negatively impacted by $8 million of unfavorable price, $3 million of manufacturing inefficiencies in the Company's industrial wire and cable business and $1 million due to the aforementioned sale of finished goods inventory carried at fair value partially offset by the favorable impact of the Company's cost reduction program. Selling, general and administrative expense was $38 million for 2003 compared with $43 million for 2002, principally due to lower spending and the termination of a pre-petition employee retention program. Operating income for 2003 was $37 million as compared with $45 million for 2002, principally due to the above-mentioned decreases in gross profit, partially offset by the lower selling, general and administrative expenses.

Performance Products Segment

     Net revenues for the performance products segment were $336 million for the year 2003 as compared to $357 million for 2002. This decrease was principally due to lower sales in the pharmaceutical and personal care market, technology market and water chemical product line of $9 million, $5 million and $4 million, respectively. The sale of the Company's antacid product line accounted for $7 million of the decrease in the pharmaceutical and personal care market with the remainder of the decrease being principally related to lower price reflecting competitive pressures in the Company's antiperspirant actives product line. The decrease in the technology market was driven by the depressed semiconductor industry. Lower sales in the water chemical product line was principally due to lower volume and sales mix. Gross profit for 2003 was $61 million as compared with $66 million for 2002. This decrease was principally due to increases in the prices of energy and key raw materials, the impact of the above-mentioned sales decreases and unfavorable pricing in antiperspirant actives of $5 million, $8 million and $2 million, respectively. Additionally, the aforementioned sale of finished goods inventory carried at fair value negatively impacted gross profit by $1 million. These decreases were partially offset by higher spending during the first six months of 2002 related to the extensive repair of two boilers and other production equipment and a loss of production at one of the Company's facilities totaling $8 million. Selling, general and administrative expenses were $34 million for 2003 as compared with $38 million for 2002. Restructuring and impairment charges for 2003 were $26 million as compared with no restructuring and impairment charges for the year 2002. During the first quarter of 2003, the Company announced a plan to wind down and close operations at the South Plant of Delaware Valley Works. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $25 million to reduce the carrying value of the fixed assets at this facility to the estimated fair value, which was determined based upon a number of factors, including an analysis of market transactions for similar assets. The Company's restructuring actions during 2003 consisted of two plant closures. During 2003, the Company recorded restructuring charges of $1 million principally related to employee termination costs. The reduction in costs from the closure of the South Plant of the Delaware Valley Works will be offset approximately by the resulting reduction in revenues and related gross margin. Over the prior three years, sales of the affected products averaged approximately $50 million annually. Operating income for 2003 was $1 million as compared with $29 million for 2002. This decrease was principally due to the above-mentioned restructuring and impairment charges and lower gross profit partially offset by the lower selling, general and administrative expense.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $10 million at December 31, 2004 compared with $27 million at December 31, 2003. The decrease in cash was the result of the net repayment of debt of $244 million, a dividend payment of $71 million, capital expenditures of $31 million, payments to the Tranche A warrant holders of $8 million and the acquisition of businesses of $5 million, partially offset by the net proceeds from the sale of assets of $308 million and cash flow from operating activities of $35 million.

     The Company had working capital of $97 million at December 31, 2004 as compared with working capital of $92 million at December 31, 2003. This increase in working capital is the result of higher accounts receivable balances and inventories and lower accrued liabilities, partially offset by higher accounts payable and lower cash, other current assets and deferred income taxes. The increase in accounts receivable, inventory and accounts payable is principally related to the above-mentioned supply agreement with Whirlpool Corporation. The lower accrued liabilities is primarily the result of lower accrued balances for pension and bankruptcy obligations.

     Cash payments for employee termination costs and facility exit costs totaled $16 million in 2004, $20 million in 2003 and $12 million in 2002. Management expects that cash outlays related to these actions will be substantially completed by the end of 2005. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

     At December 31, 2004, the Company's domestic pension plans were underfunded (based on certain assumptions used by the Company which are subject to change) by approximately $69 million. In an effort to reduce certain administrative costs associated with the domestic pension plans, the Company has elected to make cash contributions to its domestic pension plans that are in excess of required contribution amounts. During 2004, the Company contributed $22 million to its domestic pension plan trusts. The Company expects to contribute $35 million to its domestic pension plan trusts during March, 2005. In addition, effective April 1, 2004, a new defined contribution plan covering domestic salaried and certain hourly employees was established to replace the existing defined benefit plans. Benefit accruals in these defined benefit plans were frozen effective April 1, 2004, and this action resulted in a curtailment gain of approximately $15 million, which was recorded during the first quarter of 2004.

     On November 10, 2003, GenTek, substantially all of GenTek's domestic subsidiaries, and Noma Company entered into a $125 million Revolving Credit Facility. In conjunction with the recapitalization described below, all amounts outstanding were repaid on February 28, 2005, and the agreement was terminated.

     In addition, on November 10, 2003, pursuant to the Plan, the Company issued $250 million under the Senior Term Loan Agreement. In conjunction with the sale of the KRONE communications business, all amounts outstanding were repaid and the agreement was terminated.

     Capital expenditures are expected to be approximately $35-40 million in 2005.

     Management believes that the Company's cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements during 2005.

Dividends and Recapitalization

     On February 28, 2005, the Company's board of directors declared a special dividend of $31.00 per common share payable on March 16, 2005 to holders of record on March 10, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility (the "Credit Facilities"). The term loans include a $235 million first lien loan due in March 2011 with an interest rate of LIBOR plus 2.75% or base rate plus 1.75%, subject to a rate reduction of 0.25% if such term loan is rated B1 or better by Moody's Investor Services, Inc. and a $135 million second lien loan due March 2012 with an interest rate of LIBOR plus 5.75% or base rate plus 4.75%. The $60 million revolving credit facility matures in March 2010 and carries an interest rate of LIBOR plus 2.75% or base rate plus 1.75%, subject to rate reductions under a pricing grid if Company's leverage ratio decreases. The first lien term loan is subject to amortization of $2.35 million per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Company will use approximately $313 million of the financing proceeds to pay a special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds will be used to pay transaction fees, to refinance existing debt and for general corporate purposes. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include total leverage, total interest coverage and maximum capital expenditures.

Off-Balance Sheet Financing Agreements

     The Company has not entered into any off-balance sheet financing arrangements.

Contractual Obligations

                                                    Payments Due by Period
                                    ------------------------------------------------------
                                                        (In thousands)
                                    Less than                            After
                                      1 Year    1-3 Years   4-5 Years   5 Years     Total
                                    ---------   ---------   ---------   -------   --------
Long-term debt...................    $ 1,489     $ 4,061     $ 6,776     $  210   $ 12,536
Operating leases.................      6,650      10,684       8,631      2,889     28,854
Purchase obligations.............     38,820      21,910       1,179         --     61,909
                                     -------     -------     -------     ------   --------
Total contractual obligations....    $46,959     $36,655     $16,586     $3,099   $103,299
                                     =======     =======     =======     ======   ========

Environmental Matters

     The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Mexico, India and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require the Company to make expenditures which may be material or otherwise adversely impact the Company's operations. See also Item 1. "Business - Environmental Matters."

     The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2004, accruals for environmental matters were $35 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company generally does not maintain insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

     The Company maintains a program to manage its facilities' compliance with environmental laws and regulations. Expenditures for 2004 approximated $14 million (of which approximately $4 million represented capital expenditures and approximately $10 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2003 approximated $17 million (of which approximately $4 million represented capital expenditures and approximately $13 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects expenditures similar to 2004 levels in 2005. In addition, if environmental laws and regulations affecting the Company's operations become more stringent, costs for environmental compliance may increase above historical levels.

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

     In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP). The act, signed into law December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. The Company adopted the provisions of the FSP during the third quarter of 2004, which resulted in a reduction of the accumulated postretirement benefit obligation of $8 million. This amount was not currently recognized, but will be amortized as a component of net periodic postretirement benefit cost over future periods.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment (Revised 2004)." This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company's equity instruments or liabilities that are based on the fair value of the company's equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company's financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

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

     Accounts Receivable - GenTek maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances are based upon historical experience and information available to management about the creditworthiness, financial condition and payment history of our customers. If the financial condition of our customers were to deteriorate, additional allowances may be required. To the extent that management's estimate of the uncollectible amount of receivables differs from the amount the Company is ultimately not able to collect by 10 percent, our results would be impacted by approximately $1 million.

     Inventories - GenTek provides estimated inventory allowances for obsolete and excess inventory based on assumptions about future demand and market conditions. Allowances are based upon management's judgment of what future demand will be for its various products, utilizing historical experience of demand levels, projections of market demand in the future, and information regarding any projected future changes in the markets the Company competes in. These estimates of future demand are then compared to existing inventory levels to determine the amount of any required allowance. If future demand or market conditions are different than those projected by management, adjustments to inventory allowances may be required. If actual experience differs from management's estimates by 10 percent, the required adjustment would affect our results by approximately $1 million.

     Deferred Taxes - GenTek records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized based upon historical taxable income, projected future taxable income and available tax planning strategies. Our estimates of future taxable income are based upon our current operating forecast, which we believe to be reasonable. As a result of the Company's emergence from bankruptcy and the associated discharge of indebtedness, the Company revised its estimates of future domestic taxable income, based on its new capital structure. Based on these estimates and the Company's evaluation of potential tax-planning strategies, the Company concluded that it was more likely than not that it would be able to realize its domestic deferred tax assets, and accordingly reversed its remaining valuation allowance for its domestic deferred tax assets of $99 million in November 2003 in the Predecessor Company financial statements. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. However, different assumptions regarding our current operating forecast could materially effect our estimates.

     Impairment of Goodwill and Other Intangible Assets - GenTek records impairment losses on goodwill and indefinite lived intangible assets based upon an annual review of the value of the assets or when events and circumstances indicate that the asset might be impaired and when the recorded value of the asset is more than its fair value. Our estimates of fair value are based upon our current operating forecast, which we believe to be reasonable. Significant assumptions that underlie the fair value estimates include future growth rates and weighted average cost of capital rates. However, different assumptions regarding our current operating forecast could materially affect our results.

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

     Pension and Other Post Retirement Benefits - GenTek records pension and other post retirement benefit costs based on amounts developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. For example, holding all other components of the calculation constant, a change in the assumed discount rate by 1/4 percent would change 2004 pension cost by approximately $0.3 million and the projected pension benefit obligation by approximately $8 million. A change in the expected long-term rate of return on plan assets of 1 percent would change 2004 pension cost by approximately $2 million. Material changes in pension and other post retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used and changes in the benefit plans.

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

Reconciliation of Non-GAAP Financial Measures 2003

                                                 Successor Company   Predecessor Company
                                                    as Reported          as Reported
                                                    Period Ended         Period Ended
                                                    December 31,         November 10,      Total Company
                                                        2003                 2003               2003
                                                 -----------------   -------------------   -------------
                                                                        (In thousands)
Net revenues
   Manufacturing .............................        $52,855             $ 373,002          $ 425,857
   Performance Products ......................         39,945               295,980            335,925
   Corporate and other .......................          2,620                18,647             21,267
                                                      -------             ---------          ---------
                                                       95,420               687,629            783,049
Cost of sales
   Manufacturing .............................         44,014               307,339            351,353
   Performance Products ......................         30,972               243,967            274,939
   Corporate and other .......................          1,773                16,848             18,621
                                                      -------             ---------          ---------
                                                       76,759               568,154            644,913
Selling, general and administrative expense
   Manufacturing .............................          5,190                33,281             38,471
   Performance Products ......................          5,172                29,304             34,476
   Corporate and other .......................          3,150                12,706             15,856
                                                      -------             ---------          ---------
                                                       13,512                75,291             88,803
Restructuring and impairment charges
   Manufacturing .............................            (13)               (1,062)            (1,075)
   Performance Products ......................            293                25,542             25,835
   Corporate and other .......................             13                    --                 13
                                                      -------             ---------          ---------
                                                          293                24,480             24,773
Operating profit (loss)
   Manufacturing .............................          3,664                33,444             37,108
   Performance Products ......................          3,508                (2,833)               675
   Corporate and other .......................         (2,316)              (10,907)           (13,223)
                                                      -------             ---------          ---------
                                                        4,856                19,704             24,560
Interest expense .............................          2,453                   900              3,353
Interest income ..............................             61                   331                392
Reorganization items .........................             --              (416,082)          (416,082)
Other (income), net ..........................         (1,309)               (5,822)            (7,131)
                                                      -------             ---------          ---------
   Income from continuing operations
      before income taxes ....................          3,773               441,039            444,812
Income tax provision (benefit) ...............          1,837               (25,051)           (23,214)
                                                      -------             ---------          ---------
   Income from continuing operations .........          1,936               466,090            468,026
Income (loss) from discontinued operations ...           (844)               28,302             27,458
                                                      -------             ---------          ---------
      Net Income .............................        $ 1,092             $ 494,392          $ 495,484
                                                      =======             =========          =========

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

Item 8. Financial Statements and Supplementary Data.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
GENTEK INC.
Parsippany, New Jersey

     We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003 (Successor Company balance sheets), and the related statements of operations, changes in equity, and cash flows for the year ended December 31, 2004, the period from November 11, 2003 to December 31, 2003 (Successor Company operations), the period from January 1, 2003 to November 10, 2003, and for the year ended December 31, 2002 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, on October 7, 2003, the Bankruptcy Court of Delaware entered an order confirming the Plan of Reorganization which became effective after the close of business on November 10, 2003. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004, and the period from November 11, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of operations and their cash flows for the period from January 1, 2003 to November 10, 2003, and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and certain intangible assets to conform to Statement of Financial Accounting Standards No. 142.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 16, 2005

                                  GENTEK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except share data)

                                                                           Successor Company            Predecessor Company
                                                                      ---------------------------   ---------------------------
                                                                       Year Ended    Period Ended   Period Ended    Year Ended
                                                                      December 31,   December 31,   November 10,   December 31,
                                                                          2004           2003           2003           2002
                                                                      ------------   ------------   ------------   ------------
Net revenues ......................................................     $843,919       $95,420       $ 687,629      $ 861,465
Cost of sales .....................................................      726,912        76,759         568,154        701,072
Selling, general and administrative expense .......................       84,702        13,512          75,291         96,857
Restructuring and impairment charges ..............................       10,848           293          24,480             --
Pension curtailment gain ..........................................       14,840            --              --             --
                                                                        --------       -------       ---------      ---------
   Operating profit ...............................................       36,297         4,856          19,704         63,536
Interest expense (contractual interest for the period ended
   November 10, 2003 and 2002 was $62,133 and $75,418,
   respectively) ..................................................        8,557         2,453             900         59,342
Interest income ...................................................          772            61             331          1,389
Reorganization items ..............................................           --            --        (416,082)        11,636
Other (income) expense, net .......................................        8,946        (1,309)         (5,822)        (1,550)
                                                                        --------       -------       ---------      ---------
   Income (loss) from continuing operations before income
      taxes and cumulative effect of a change in accounting
      principle ...................................................       19,566         3,773         441,039         (4,503)
Income tax provision (benefit) ....................................       13,955         1,837         (25,051)        95,815
                                                                        --------       -------       ---------      ---------
   Income (loss) from continuing operations before
      cumulative effect of a change in accounting principle .......        5,611         1,936         466,090       (100,318)
Income (loss) from discontinued operations (net of tax for the year ended December 31, 2004, periods ended December 31,
   2003, November 10, 2003 and year ended December 31,
   2002 of $87,526, $23, ($28,218), and ($10,782) .................      189,707          (844)         28,302        (99,206)
                                                                        --------       -------       ---------      ---------
   Income (loss) before cumulative effect of a change in
      accounting principle ........................................      195,318         1,092         494,392       (199,524)
Cumulative effect of a change in accounting principle (net of a
   tax benefit of $39,760) ........................................           --            --              --       (161,125)
                                                                        --------       -------       ---------      ---------
         Net income (loss) ........................................     $195,318       $ 1,092       $ 494,392      $(360,649)
                                                                        ========       =======       =========      =========
Earnings (loss) per common share - basic:
Income (loss) from continuing operations before cumulative
   effect of a change in accounting principle .....................     $    .56       $   .19       $   18.23      $   (3.93)
Income (loss) from discontinued operations ........................        18.97          (.08)           1.11          (3.89)
                                                                        --------       -------       ---------      ---------
Income (loss) before cumulative effect of a change in
   accounting principle ...........................................        19.53           .11           19.34          (7.82)
Cumulative effect of a change in accounting principle .............           --            --              --          (6.31)
                                                                        --------       -------       ---------      ---------
         Net income (loss) ........................................     $  19.53       $   .11       $   19.34      $  (14.13)
                                                                        ========       =======       =========      =========
Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations before cumulative
   effect of a change in accounting principle .....................     $    .56       $   .19       $   18.23      $   (3.93)
Income (loss) from discontinued operations ........................        18.92          (.08)           1.11          (3.89)
                                                                        --------       -------       ---------      ---------
Income (loss) before cumulative effect of a change in
   accounting principle ...........................................        19.48           .11           19.34          (7.82)
Cumulative effect of a change in accounting principle .............           --            --              --          (6.31)
                                                                        --------       -------       ---------      ---------
         Net income (loss) ........................................     $  19.48       $   .11       $   19.34      $  (14.13)
                                                                        ========       =======       =========      =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   Successor Company
                                                                         -------------------------------------
                                                                         December 31, 2004   December 31, 2003
                                                                         -----------------   -----------------
                                ASSETS

Current assets:
   Cash and cash equivalents .........................................        $  9,826           $   26,646
   Receivables, net ..................................................         117,636              104,281
   Inventories .......................................................          76,174               62,455
   Deferred income taxes .............................................          14,225               18,958
   Other current assets ..............................................           7,369               14,541
                                                                              --------           ----------
      Total current assets ...........................................         225,230              226,881
Property, plant and equipment, net ...................................         284,957              294,114
Goodwill .............................................................         154,365              153,799
Intangible assets ....................................................          70,532               73,214
Deferred income taxes ................................................           3,737               10,543
Assets held for sale .................................................             962              282,096
Other assets .........................................................          13,843               26,162
                                                                              --------           ----------
      Total assets ...................................................        $753,626           $1,066,809
                                                                              ========           ==========
                        LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable ..................................................        $ 55,294           $   28,310
   Accrued liabilities ...............................................          71,562              105,926
   Current portion of long-term debt .................................           1,489                  338
                                                                              --------           ----------
      Total current liabilities ......................................         128,345              134,574
Long-term debt .......................................................          11,047              250,850
Pension and postretirement obligations ...............................         142,758              157,895
Liabilities of businesses held for sale ..............................              --              167,246
Other liabilities ....................................................          71,049               71,427
                                                                              --------           ----------
       Total liabilities .............................................         353,199              781,992
                                                                              --------           ----------
Contingently redeemable warrants .....................................              --                6,030
                                                                              --------           ----------
Equity:
   Preferred stock, $.01 par value; authorized: 10,000,000 shares;
      none issued or outstanding .....................................              --                   --
   Common stock, no par value; authorized: 100,000,000 shares;
      issued: 10,098,570 and 10,000,000 shares at December 31,
      2004 and 2003, respectively ....................................         271,690              268,084
   Unearned compensation .............................................          (2,123)                  --
   Warrants ..........................................................           8,361                8,361
   Accumulated other comprehensive income (loss)......................            (886)               1,250
   Retained earnings .................................................         123,385                1,092
                                                                              --------           ----------
      Total equity ...................................................         400,427              278,787
                                                                              --------           ----------
      Total liabilities and equity ...................................        $753,626           $1,066,809
                                                                              ========           ==========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Successor Company            Predecessor Company
                                                                    ---------------------------   ---------------------------
                                                                     Year Ended    Period Ended   Period Ended    Year Ended
                                                                    December 31,   December 31,   November 10,   December 31,
                                                                        2004           2003           2003           2002
                                                                    ------------   ------------   ------------   ------------
Cash flows from operating activities:
   Net income (loss) ............................................    $ 195,318       $  1,092      $ 494,392      $(360,649)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Discontinued operations ...................................     (189,707)           844        (28,302)        99,206
      Cumulative effect of a change in accounting principle .....           --             --             --        161,125
      Pension curtailment gain ..................................      (14,840)            --             --             --
      Depreciation and amortization .............................       47,397          4,410         26,174         34,066
      Asset impairment and write-down charges ...................           --             --         24,661             --
      Reorganization items ......................................           --             --       (416,080)        11,636
      Net loss on disposition of long-term assets ...............        7,262            484            224             47
      Long-term incentive plan costs, net .......................        1,483             --              3           (525)
      (Increase) decrease in receivables ........................      (12,409)        10,558         18,068         (4,468)
      (Increase) decrease in inventories ........................       (8,766)           652          2,872         (1,281)
      (Increase) decrease in deferred tax assets ................       12,881         22,874        (63,553)        80,935
      Increase (decrease) in accounts payable ...................       26,767         (2,244)        (2,353)        (3,762)
      Increase (decrease) in accrued liabilities ................      (36,485)       (13,791)           (40)          (428)
      Decrease in other liabilities and assets, net .............       (2,447)       (10,091)       (12,847)           (74)
                                                                     ---------       --------      ---------      ---------
         Net cash provided by continuing operations .............       26,454         14,788         43,219         15,828
         Net cash provided by (used for) discontinued
            operations ..........................................        8,163        (18,105)        27,119            288
                                                                     ---------       --------      ---------      ---------
         Net cash provided by (used for) operating activities ...       34,617         (3,317)        70,338         16,116
                                                                     ---------       --------      ---------      ---------
Net cash used for reorganization items ..........................           --             --        (18,187)          (464)
                                                                     ---------       --------      ---------      ---------
Cash flows from investing activities:
   Capital expenditures .........................................      (30,975)        (7,927)       (25,831)       (40,929)
   Proceeds from sales or disposals of long-term assets .........       17,282              9              3         12,913
   Proceeds from sale of discontinued operation, net ............      290,575             --             --             --
   Acquisition of businesses net of cash acquired* ..............       (5,100)            --             --           (338)
   Other investing activities ...................................          (75)           (13)          (166)            --
                                                                     ---------       --------      ---------      ---------
         Net cash used for investing activities .................      271,707         (7,931)       (25,994)       (28,354)
                                                                     ---------       --------      ---------      ---------
Cash flows from financing activities:
   Proceeds from long-term debt .................................       30,131             --             --        160,032
   Repayment of long-term debt ..................................     (274,466)        (2,867)       (93,740)       (41,832)
   Redemption of tranche A warrants .............................       (8,365)            --             --             --
   Dividends ....................................................      (70,690)            --             --             --
   Debt issuance costs - reorganization .........................           --             --           (688)            --
   Capital contribution .........................................           --             --          2,640             --
   Payments to acquire treasury stock ...........................           --             --             --             (1)
                                                                     ---------       --------      ---------      ---------
         Net cash provided by (used for) financing activities ...     (323,390)        (2,867)       (91,788)       118,199
                                                                     ---------       --------      ---------      ---------
Effect of exchange rate changes on cash .........................          246             47            840              8
                                                                     ---------       --------      ---------      ---------
Increase (decrease) in cash and cash equivalents ................      (16,820)       (14,068)       (64,791)       105,505
Cash and cash equivalents at beginning of period ................       26,646         40,714        105,505             --
                                                                     ---------       --------      ---------      ---------
Cash and cash equivalents at end of period ......................    $   9,826       $ 26,646      $  40,714      $ 105,505
                                                                     =========       ========      =========      =========
Supplemental information:
   Cash paid (refunded) for income taxes ........................    $  13,320       $    388      $  (3,326)     $ (20,867)
                                                                     =========       ========      =========      =========
   Cash paid for interest .......................................    $   8,762       $    940      $     873      $  50,748
                                                                     =========       ========      =========      =========
*Acquisition of businesses net of cash acquired:
   Working capital, other than cash .............................    $  (2,518)      $     --      $      --      $      --
   Property, plant and equipment ................................       (5,145)            --             --           (338)
   Other assets .................................................         (847)            --             --             --
   Non current laibilities ......................................        3,410             --             --             --
                                                                     ---------       --------      ---------      ---------
         Total cash used to acquire businesses ..................    $  (5,100)      $     --      $      --      $    (338)
                                                                     =========       ========      =========      =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 2004
                      (In thousands, except per share data)

                                                                        Class B
                                                              Common     Common     Unearned                Treasury
                                                              Stock      Stock    Compensation   Warrants    Stock
                                                            ---------   -------   ------------   --------   --------
Predecessor
Balance at January 1, 2002 ..............................   $    207    $ 48       $    --       $   --    $(1,244)
   Components of comprehensive loss:
      Net loss ..........................................         --      --            --           --         --
      Change in net unrealized loss on
         securities (net of tax of $148) ................         --      --            --           --         --
      Minimum pension liability adjustments .............         --      --            --           --         --
      Change in net unrealized loss on derivative
         instruments (net of tax of $(39)) ..............         --      --            --           --         --
      Foreign currency translation adjustments
         (net of tax of $4,322) .........................         --      --            --           --         --

   Comprehensive loss ...................................
   Conversion of Class B Common Stock to
      Common Stock ......................................          9      (9)           --           --         --
   Long-term incentive plan grants, net .................         --      --            --           --         --
   Purchase of treasury stock ...........................         --      --            --           --         (1)
                                                            --------    ----       -------       ------    -------
Balance at December 31, 2002 ............................        216      39            --           --     (1,245)
   Components of comprehensive income:
      Net income ........................................         --      --            --           --         --
      Minimum pension liability adjustments .............         --      --            --           --         --
      Change in net unrealized loss on derivative
         instruments (net of tax of $4,218) .............         --      --            --           --         --
      Foreign currency translation adjustments
         (net of tax of $5,105) .........................         --      --            --           --         --

   Comprehensive income .................................
   Conversion of Class B Common Stock to Common Stock ...         14     (14)           --           --         --
   Capital contribution .................................         --      --            --           --         --
   Long-term incentive plan grants, net .................         --      --            --           --         --
   Cancellation of Predecessor Common Stock
      and Class B Common Stock ..........................       (230)    (25)           --           --      1,245
   Issuance of Common Stock to creditors ................    268,084      --            --        8,361         --
   Fresh Start Adjustments ..............................         --      --            --           --         --
                                                            --------    ----       -------       ------    -------
Balance at November 10, 2003 ............................    268,084      --            --        8,361         --

Successor
   Components of comprehensive income:
      Net income ........................................         --      --            --           --         --
      Foreign currency translation adjustments
         (net of tax of $816) ...........................         --      --            --           --         --

   Comprehensive income .................................
                                                            --------    ----       -------       ------    -------
Balance at December 31, 2003 ............................    268,084      --            --        8,361         --
   Components of comprehensive income:
      Net income ........................................         --      --            --           --         --
      Minimum pension liability adjustments
         (net of tax of $(1,010)) .......................         --      --            --           --         --
      Foreign currency translation adjustments
         (net of tax of $(420)) .........................         --      --            --           --         --
      Change in unrealized gain on derivative
         instruments (net of tax of $34) ................         --      --            --           --         --

   Comprehensive income .................................
   Long-term incentive plan grants, net .................      3,606      --        (2,123)          --         --
   Tranche A warrant payment ............................         --      --            --           --         --
   Dividends ............................................         --      --            --           --         --
                                                            --------    ----       -------       ------    -------
Balance at December 31, 2004 ............................   $271,690    $ --       $(2,123)      $8,361    $    --
                                                            ========    ====       =======       ======    =======

                                                                       Accumulated
                                                                          Other         Retained
                                                                      Comprehensive     Earnings
                                                            Paid in       Income      (Accumulated
                                                            Capital       (Loss)        Deficit)       Total
                                                            -------   -------------   ------------   ---------
Predecessor
Balance at December 31, 2001 ............................   $ 3,830     $(24,302)     $(120,876)     $(142,337)
   Components of comprehensive loss:
      Net loss ..........................................        --           --       (360,649)      (360,649)
      Change in net unrealized loss on
         securities (net of tax of $148) ................        --          226             --            226
      Minimum pension liability adjustments .............        --      (24,346)            --        (24,346)
      Change in net unrealized loss on derivative
         instruments (net of tax of $(39)) ..............        --        2,544             --          2,544
      Foreign currency translation adjustments
         (net of tax of $4,322) .........................        --       14,767             --         14,767
                                                                                                     ---------
   Comprehensive loss ...................................                                             (367,458)
   Conversion of Class B Common Stock to
      Common Stock ......................................        --           --             --             --
   Long-term incentive plan grants, net .................      (525)          --             --           (525)
   Purchase of treasury stock ...........................        --           --             --             (1)
                                                            -------     --------      ---------      ---------
Balance at December 31, 2002 ............................     3,305      (31,111)      (481,525)      (510,321)
   Components of comprehensive income:
      Net income ........................................        --           --        494,392        494,392
      Minimum pension liability adjustments .............        --        9,510             --          9,510
      Change in net unrealized loss on derivative
         instruments (net of tax of $4,218) .............        --        3,847             --          3,847
      Foreign currency translation adjustments
         (net of tax of $5,105) .........................        --         (360)            --           (360)
                                                                                                     ---------
   Comprehensive income .................................                                              507,389
   Conversion of Class B Common Stock to Common Stock ...        --           --             --             --
   Capital contribution .................................     4,325           --             --          4,325
   Long-term incentive plan grants, net .................         3           --             --              3
   Cancellation of Predecessor Common Stock
      and Class B Common Stock ..........................      (990)          --             --             --
   Issuance of Common Stock to creditors ................        --           --             --        276,445
   Fresh Start Adjustments ..............................    (6,643)      18,114        (12,867)        (1,396)
                                                            -------     --------      ---------      ---------
Balance at November 10, 2003 ............................        --           --             --        276,445

Successor
   Components of comprehensive income:
      Net income ........................................        --           --          1,092          1,092
      Foreign currency translation adjustments
         (net of tax of $816) ...........................        --        1,250             --          1,250
                                                                                                     ---------
   Comprehensive income .................................                                                2,342
                                                            -------     --------      ---------      ---------
Balance at December 31, 2003 ............................        --        1,250          1,092        278,787
   Components of comprehensive income:
      Net income ........................................        --           --        195,318        195,318
      Minimum pension liability adjustments
         (net of tax of $(1,010)) .......................        --       (1,543)            --         (1,543)
      Foreign currency translation adjustments
         (net of tax of $(420)) .........................        --         (644)            --           (644)
      Change in unrealized gain on derivative
         instruments (net of tax of $34) ................        --           51             --             51
                                                                                                     ---------
   Comprehensive income .................................                                              193,182
   Long-term incentive plan grants, net .................        --           --             --          1,483
   Tranche A warrant payment ............................        --           --         (2,335)        (2,335)
   Dividends ............................................        --           --        (70,690)       (70,690)
                                                            -------     --------      ---------      ---------
Balance at December 31, 2004 ............................   $    --     $   (886)     $ 123,385      $ 400,427
                                                            =======     ========      =========      =========

      See the accompanying notes to the consolidated financial statements.

                                   GENTEK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     GenTek Inc. ("GenTek" or the "Company") is a holding company with no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet obligations. GenTek's subsidiaries operate through two primary business segments: manufacturing and performance products. The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. The performance products segment provides a broad range of value-added products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. The Company operates over 60 manufacturing and production facilities located primarily in the U.S., Canada, Mexico and India.

     On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. (ADC) and recognized a gain on the sale of $185,044. Accordingly, the business has been classified as discontinued operations. See
Note 16.

     On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8,400. As part of the transaction, the Company entered into a seven year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool's North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share is not material. Revenues from the supply agreement were $80,966 for the six month period ended December 31, 2004. As a result of the supply agreement and other existing business, Whirlpool accounted for approximately 14 percent of the Company's revenues for the year ended December 31, 2004 and approximately 16 percent of the Company's gross trade receivables at December 31, 2004.

     On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the "Debtors"), filed voluntary petitions for reorganization relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' cases were jointly administered as Case No. 02-12986 (MFW).

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

     On October 7, 2003, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan"). The Plan became effective in accordance with its terms on November 10, 2003 (the "Effective Date").

     Pursuant to the provisions of the Plan, in full satisfaction of their allowable claims: (i) the holders of existing secured claims under the Company's pre-petition credit facility (excluding the tranche in which Noma

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Company is a borrower to the extent such holders were secured by Noma) initially received approximately 81 percent of the common stock of the reorganized Company (the "Reorganized Company"), $60,000 in cash (reduced by certain payments) and $216,500 principal amount of Senior Term Loan Agreement issued by the Reorganized Company; (ii) holders of existing secured claims under the term loan facility to Noma Company under the Company's pre-petition credit facility received approximately 13 percent of the common stock of the Reorganized Company and $33,500 principal amount of senior term notes issued by the Reorganized Company; (iii) holders of general unsecured claims and trade vendor claims who elected to receive equity in the Reorganized Company on account of their claims received a pro rata distribution of up to approximately 2 percent, in the aggregate, of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (iv) holders of general unsecured claims and trade vendor claims that elected not to receive equity of the Reorganized Company received an amount in cash equal to the lesser of (A) 6 percent of each such holder's allowed claim or (B) each such holder's pro rata share of $5,000; (v) holders of unsecured claims relating to the Company's existing bonds received approximately 4 percent of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (vi) upon the liquidation of their disputed claims, holders of California Tort Claims (as defined in the Plan), to the extent they are determined to hold allowable claims, will receive the same treatment of any uninsured portion of their claims (excluding any portion of such claims attributable to noncompensatory damages) as they would have received had such claims been classified as general unsecured claims (except that such holders will not be entitled to elect cash instead of equity); (vii) holders of Pennsylvania Tort Claims (as defined in the Plan) received, through their class representative, an aggregate distribution of $120 in cash, a note in the principal amount of $675, and a payment from the Debtors' insurer; and (viii) holders of claims described in subsections (i), (iii), (iv), (v) and (vi) above will be entitled to receive a portion of any amounts recovered by a preference claim litigation trust created pursuant to the Plan. In addition to the foregoing, pursuant to the Plan administrative expense claims, priority claims, convenience claims, a secured claim of the Company against Noma Company in the amount of approximately $5,693 and certain other secured claims, were paid in full. Furthermore, the Plan provided for the cancellation of all then outstanding shares of common stock of the Company without any distribution to be made to the holders of such shares.

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

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Note 2 - Summary of Significant Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized from product sales when title and risk of loss has passed to the customer consistent with the related shipping terms, generally at the time products are shipped. The Company records a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition.

     Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

                                                   Successor Company            Predecessor Company
                                              ---------------------------   ---------------------------
                                               Year Ended    Period Ended   Period Ended    Year Ended
                                              December 31,   December 31,   November 10,   December 31,
                                                  2004           2003           2003           2002
                                              ------------   ------------   ------------   ------------
Net income (loss) as reported ............      $195,318        $1,092        $494,392      $(360,649)
Deduct: Total stock-based employee
   compensation income (expense) determined
   under fair value based method for all
   awards, net of related tax effects .....         (293)           --           1,479         (1,623)
                                                --------        ------        --------      ---------
Pro forma net income (loss) ...............     $195,025        $1,092        $495,871      $(362,272)
                                                ========        ======        ========      =========
Earnings (loss) per share:
   Basic - as reported ....................     $  19.53        $  .11        $  19.34      $  (14.13)
                                                ========        ======        ========      =========
   Basic - pro forma ......................     $  19.50        $  .11        $  19.40      $  (14.19)
                                                ========        ======        ========      =========
   Diluted - as reported ..................     $  19.48        $  .11        $  19.34      $  (14.13)
                                                ========        ======        ========      =========
   Diluted - pro forma ....................     $  19.45        $  .11        $  19.40      $  (14.19)
                                                ========        ======        ========      =========

     For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions (are not applicable for 2003 and 2002 as there were no grants made):

                                                                          2004
                                                                         ------
Dividend yield .......................................................       --
Expected volatility ..................................................       50%

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Risk-free interest rate ..............................................     2.32%
Expected holding period (in years) ...................................        4
Weighted average fair value ..........................................   $14.82

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

     The components of accumulated other comprehensive income (loss) are as follows:

                                                          Successor Company
                                                     ---------------------------
                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
Foreign currency translation .....................     $   606         $1,250
Minimum pension liability adjustments ............      (1,543)            --
Net unrealized gain on derivative instruments ....          51             --
                                                       -------         ------
Accumulated other comprehensive income (loss) ....     $  (886)        $1,250
                                                       =======         ======

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

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP). The act, signed into law December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. The Company adopted the provisions of the FSP during the third quarter of 2004, which resulted in a reduction of the accumulated postretirement benefit obligation of $8,220. This amount was not currently recognized, but will be amortized as a component of net periodic postretirement benefit cost over future periods.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment (Revised 2004)." This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company's equity instruments or liabilities that are based on the fair value of the company's equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company's financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

     Certain prior-period amounts have been reclassified to conform with the current presentation.

Note 3 - Fresh-Start Reporting, Reorganization Items and Liabilities Subject to Compromise

     The Debtors' emergence from bankruptcy proceedings on November 10, 2003 resulted in a new reporting entity and adoption of fresh-start reporting as of that date in accordance with SOP 90-7. Accordingly, assets have been stated at fair value, liabilities have been recorded at the present value of amounts estimated to be paid, the accumulated deficit has been eliminated and new debt and equity securities have been recorded in accordance with distributions pursuant to the Plan. In addition, all accounting principles required to be adopted within the next twelve months following the adoption of fresh-start reporting were adopted as of November 10, 2003. Adjustments to the Company's assets and liabilities to fair value were based upon the Company's reorganization value of $550,000 as included in the Plan and as approved by the Bankruptcy Court. In determining the reorganization value, the Company (and its financial advisors) considered several matters, including the following: (i) certain recent historical financial information of the Company, (ii) the Company's overall business plan, including long-term risks and opportunities,
(iii) certain financial projections prepared by the Company

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

and the assumptions underlying them, (iv) the market value of publicly traded companies that are reasonably comparable to the Company, (v) the purchase price paid in acquisitions of comparable companies and (vi) certain additional economic and industry conditions. Sensitive assumptions included in the foregoing determination about which there is a reasonable possibility of the occurrence of a variation that would have significantly affected measurement of reorganization value included projected future cash flows and growth rates, estimates of the effects of execution of the Company's business plan, selection of companies deemed to be comparable to the Company, and assumptions regarding underlying economic and industry conditions. The Company determined its reorganization equity value of $282,000 by subtracting the Company's debt of $268,000 on the Effective Date from the reorganization value of $550,000.

     As a result of the adoption of fresh-start reporting, the Company's post-emergence financial statements are not comparable with its pre-emergence financial statements. The following table reflects the implementation of the Plan and the adjustments recorded to the Company's assets and liabilities to reflect the implementation of the Plan and the adjustments of such assets and liabilities to fair value at November 10, 2003.

Condensed Balance Sheet

                                                                     Debt        Fresh-Start
                                                Predecessor(1)   Discharge(2)   Adjustments(3)    Successor
                                                --------------   ------------   --------------   ----------
Current assets:
   Cash and cash equivalents ................     $   91,657       $ (50,943)      $     --      $   40,714
   Receivables, net .........................        114,205              --             --         114,205
   Inventories ..............................         60,317              --          2,759          63,076
   Other current assets .....................         19,465          19,959           (959)         38,465
                                                  ----------       ---------       --------      ----------
   Total current assets .....................        285,644         (30,984)         1,800         256,460
Property, plant and equipment, net ..........        215,589              --         74,477         290,066
Goodwill ....................................        127,959              --         25,840         153,799
Assets held for sale ........................        267,501          26,656        (11,083)        283,074
Other assets ................................         23,174          24,770         66,716         114,660
                                                  ----------       ---------       --------      ----------
   Total assets .............................     $  919,867       $  20,442       $157,750      $1,098,059
                                                  ==========       =========       ========      ==========
Current liabilities:
   Accounts payable .........................     $   30,333       $      --       $     --      $   30,333
   Accrued liabilities ......................        112,026           5,120             --         117,146
   Current portion of long-term debt ........            101              --             --             101
                                                  ----------       ---------       --------      ----------
   Total current liabilities ................        142,460           5,120             --         147,580
Long-term debt ..............................            510         250,591             --         251,101
Liabilities subject to compromise ...........        972,201        (972,201)            --              --
Liabilities of businesses held for sale .....        175,994          (3,883)          (564)        171,547
Other liabilities ...........................        185,993              --         59,362         245,355
                                                  ----------       ---------       --------      ----------
   Total liabilities ........................      1,477,158        (720,373)        58,798         815,583
                                                  ----------       ---------       --------      ----------
Contingently redeemable warrants ............             --           6,030             --           6,030
                                                  ----------       ---------       --------      ----------
Equity (deficit) ............................       (557,291)        734,785         98,952         276,446
                                                  ----------       ---------       --------      ----------
   Total liabilities and equity (deficit) ...     $  919,867       $  20,442       $157,750      $1,098,059
                                                  ==========       =========       ========      ==========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

----------
(1) Represents the balance sheet of the Company at November 10, 2003, prior to emergence from bankruptcy.
(2) Reflects the discharge of liabilities subject to compromise in accordance with the Confirmed Plan. Adjustments include the cash payment primarily to pre-petition secured creditors of $50,943, accruals for payments to unsecured creditors of $5,120, the issuance of debt of $250,591 (see note
     10), and the issuance of new equity to former creditors, including common stock of $268,084, warrants of $8,361 and contingently redeemable warrants of $6,030 (see note 11). Additionally, other current assets and other assets reflect the reversal of the valuation allowance previously recorded against net domestic deferred tax assets of $44,729 (see Note 6).
(3) Reflects adjustments to record assets and liabilities at fair value as of Effective Date. Significant adjustments include those to property, plant, and equipment of $74,477 (see note 9), intangible assets of $73,149 (see note 9) pension and postretirement assets and liabilities of $64,447 (see note 7) and other assets and liabilities of $221. Additionally, adjustments include those to reflect inventory at fair value less cost to dispose totaling $2,759 and the deferred tax effects of the fresh-start adjustments of $7,850.

Reorganization items in the consolidated statements of operations consists of the following:

                                                            Periods Ended
                                                     ---------------------------
                                                     November 10,   December 31,
                                                         2003           2002
                                                     ------------   ------------
Professional fees ................................    $  25,625       $ 6,006
Employee costs ...................................       20,470         2,528
Interest income ..................................         (608)         (185)
Settlement of pre-petition liabilities ...........       (1,264)         (985)
Write off of unamortized debt issuance costs .....       11,730            --
Gain on debt discharge ...........................     (377,193)           --
Fresh-start accounting adjustments ...............     (112,211)           --
Other ............................................       17,369         4,272
                                                      ---------       -------
                                                      $(416,082)      $11,636
                                                      =========       =======

The gain on debt discharge is determined as follows:

                                                                  Period Ended
                                                                  November 10,
                                                                      2003
                                                                  ------------
Liabilities discharged .......................................      $976,084
Less: Cash payments made .....................................        50,943
      Accruals for future payments to be made ................         5,120
      Debt issued ............................................       250,591
      Common stock and warrants issued .......................       276,446
      Contingently redeemable warrants issued ................         6,030
      Gain included in income from discontinued operations ...         3,500
      Other comprehensive income adjustment ..................         6,261
                                                                    --------
      Gain on debt discharge .................................      $377,193
                                                                    ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

The income effect of the fresh-start accounting adjustments is comprised of the following:

                                                                    Period Ended
                                                                    November 10,
                                                                        2003
                                                                    ------------
Inventory .......................................................     $  2,759
Property, plant and equipment ...................................       74,477
Goodwill ........................................................       26,052
Intangible assets ...............................................       73,149
Pension and postretirement assets and liabilities ...............      (64,447)
Other assets and liabilities ....................................          221
                                                                      --------
Net fresh-start accounting adjustment ...........................     $112,211
                                                                      ========

Note 4 - Restructuring and Impairment Charges

Restructuring Charges

     During 2004, the Company initiated actions to close one facility in its manufacturing segment and two facilities in its performance products segment. In addition, the Company initiated a workforce reduction affecting its corporate and other businesses. The Company's restructuring actions during 2003 consist of two plant closures in its performance products segment. The Company expects to substantially complete implementation of these restructuring actions by the end of 2005. The following tables summarize the Company's expected costs and accruals for these restructuring actions:

                                                        Performance                   Corporate
                                                          Products    Manufacturing    & Other     Total
                                                        -----------   -------------   ---------   -------
Employee Termination Costs
   Cumulative costs incurred ........................     $ 8,365        $ 1,265        $350      $ 9,980
   Costs anticipated to be incurred in the future ...          39            235          --          274
                                                          -------        -------        ----      -------
   Total costs to be incurred .......................     $ 8,404        $ 1,500        $350      $10,254
                                                          =======        =======        ====      =======
   Provisions - restructuring .......................     $   985        $    --        $ --      $   985
   Provisions - reorganization items ................       6,000             --          --        6,000
   Amounts paid .....................................      (4,288)            --          --       (4,288)
                                                          -------        -------        ----      -------
   Accrual balance at December 31, 2003 .............     $ 2,697        $    --        $ --      $ 2,697
   Provisions .......................................       1,381          1,265         350        2,996
   Amounts paid .....................................      (3,134)        (1,058)        (73)      (4,265)
                                                          -------        -------        ----      -------
   Accrual balance at December 31, 2004 .............     $   944        $   207        $277      $ 1,428
                                                          =======        =======        ====      =======

     In the performance products segment, included in costs incurred during 2004, but not in provisions in the accrual roll forward, is $1,130 of contractual termination pension benefits, which have been recorded in the pension liability.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

                                                       Performance                   Corporate
                                                         Products    Manufacturing    & Other      Total
                                                       -----------   -------------   ---------   ---------
Facility Exit Costs
   Cumulative costs incurred .......................     $ 14,253        $ 430          $--      $ 14,683
   Costs anticipated to be incurred in the future ..          904           39           --           943
                                                         --------        -----          ---      --------
   Total costs to be incurred ......................     $ 15,157        $ 469          $--      $ 15,626
                                                         ========        =====          ===      ========
   Provisions - restructuring ......................     $    191        $  --          $--      $    191
   Provisions - reorganization items ...............        7,949           --           --         7,949
   Amounts paid ....................................       (2,489)          --           --        (2,489)
                                                         --------        -----          ---      --------
   Accrual balance at December 31, 2003 ............     $  5,651        $  --          $--      $  5,651
   Provisions ......................................        6,113          430           --         6,543
   Amounts paid ....................................      (10,921)        (430)          --       (11,351)
                                                         --------        -----          ---      --------
   Accrual balance at December 31, 2004 ............     $    843        $  --          $--      $    843
                                                         ========        =====          ===      ========

     The Company's restructuring programs initiated in prior years have been completed. The following tables summarize the Company's liabilities for restructuring programs initiated in prior years:

                                                    Employee
                                                  Termination   Facility Exit
                                                     Costs          Costs
                                                  -----------   -------------
Balance at December 31, 2002...................     $  2,144        $ 936
Reclassification from liabilities subject to
   compromise..................................           --          186
Adjustments....................................         (151)        (913)
Amounts paid...................................       (1,993)        (209)
                                                    --------        -----
Balance at December 31, 2003...................     $     --        $  --
                                                    ========        =====

     During 2001, the Company determined that it would close a facility in the manufacturing segment, due to notification received from the facilities' largest customer that it was terminating its contract. Subsequently, the customer has repeatedly delayed the contract termination date. During this time frame, other business conditions at this facility along with other related manufacturing facilities have caused the Company to change its plans for this facility, and continue to operate it. Accordingly, during 2003 the previously recorded facility exit costs were reversed. Adjustments to employee termination costs are the result of differences in the estimated costs and the amount ultimately incurred.

Impairment Charges

     During December 2004, the Company closed a facility in Klamath Falls, Oregon, which is included in the performance products segment. Accordingly, the Company reclassified the assets at the facility (primarily land and building) to assets held for sale and assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $178 to reduce the fixed assets to fair value, which was determined based on a number of factors, including an analysis of market transactions for similar assets.

     On September 30, 2004, certain subsidiaries of the Company entered into a share purchase and transfer agreement under which the Company agreed to sell its 50 percent interest in the PrettlNoma Systems joint venture to Prettl Industrie Beteiligungs GmbH. The agreement effectively terminates the

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

joint venture which supplies panel systems for the appliance industry. As a result, the Company recorded an impairment to the carrying value of its investment in the joint venture in other (income) expense of $12,670, reflecting an other than temporary decline in value in accordance with the provisions of Accounting Principles Board Opinion No. 18.

     On February 28, 2003, the Company announced a plan to wind down and close operations at its facility in Claymont, Delaware, which is included in the performance products segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $24,661 to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based on a number of factors, including an analysis of market transactions for similar assets.

Note 5 - Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted units, using the treasury stock method.

     The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                             Successor Company            Predecessor Company
                                        ---------------------------   ---------------------------
                                         Year Ended    Period Ended   Period Ended    Year Ended
                                        December 31,   December 31,   November 10,   December 31,
                                            2004           2003           2003           2002
                                        ------------   ------------   ------------   ------------
Basic earnings per common share:
   Weighted average common shares
      outstanding ...................    10,000,000     10,000,000     25,564,310     25,527,570
                                         ----------     ----------     ----------     ----------
Diluted earnings per common share:
   Weighted average common shares
      outstanding ...................    10,000,000     10,000,000     25,564,310     25,527,570
   Options and restricted stock .....        27,500             --            625             --
                                         ----------     ----------     ----------     ----------
      Total .........................    10,027,500     10,000,000     25,564,935     25,527,570
                                         ==========     ==========     ==========     ==========

     For the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002 there were potentially dilutive securities totaling 1,067,973, 2,094,645, 2,659,000 and 2,922,813, respectively, that were not included in the computation of diluted earnings per common share due to their anti-dilutive effect.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Note 6 - Income Taxes

     Income from continuing operations before income taxes is as follows:

                         Successor Company             Predecessor Company
                   ----------------------------   ----------------------------
                    Year Ended     Period Ended    Period Ended    Year Ended
                   December 31,    December 31,    November 10,   December 31,
                       2004            2003            2003           2002
                   ------------   -------------   -------------   ------------
United States ..      $ 7,684         $ (774)        $458,438       $(30,085)
Foreign ........       11,882          4,547          (17,399)        25,582
                      -------         ------         --------       --------
   Total .......      $19,566         $3,773         $441,039       $ (4,503)
                      =======         ======         ========       ========

     The components of the income tax provision (benefit) are as follows:

                         Successor Company             Predecessor Company
                   ----------------------------   ----------------------------
                    Year Ended     Period Ended    Period Ended    Year Ended
                   December 31,    December 31,    November 10,   December 31,
                       2004            2003            2003           2002
                   ------------   -------------   -------------   ------------
United States:
   Current .....      $(4,366)        $   --         $     --        $(8,674)
   Deferred ....       14,740          1,737           (9,836)        93,826
Foreign:
   Current .....        5,814            578           (1,646)         2,867
   Deferred ....       (2,793)          (579)         (11,922)         1,109
State:
   Current .....       (1,208)            --              824          1,151
   Deferred ....        1,768            101           (2,471)         5,536
                      -------         ------         --------        -------
   Total .......      $13,955         $1,837         $(25,051)       $95,815
                      =======         ======         ========        =======

     A summary of the components of deferred tax assets and liabilities is as follows:

                                                   Successor Company
                                              ---------------------------
                                              December 31,   December 31,
                                                  2004           2003
                                              ------------   ------------
Net operating loss carry forwards .........     $  8,947       $  7,274
Postretirement benefits ...................       56,889         69,998
Other accruals not currently deductible ...       34,384         41,474
Goodwill ..................................       24,146         25,736
Foreign operations ........................       19,678         15,759
Other .....................................           --             99
                                                --------       --------
   Deferred tax assets ....................      144,044        160,340
                                                --------       --------
Intangibles ...............................       27,084         29,480
Property, plant and equipment .............       78,994         87,300
Other .....................................       11,008          8,671
                                                --------       --------
   Deferred tax liabilities ...............      117,086        125,451
Valuation allowance .......................       21,867         16,455
                                                --------       --------
   Net deferred tax assets (liabilities) ..     $  5,091       $ 18,434
                                                ========       ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     At December 31, 2004 and 2003, the Company had deferred tax assets of $19,678 and $15,759 related to foreign tax credits, for which a full valuation allowance had been provided. Net operating loss carryforwards in the United States will expire in future years through 2017. During the second quarter of 2002, the Company revised its projection of domestic taxable income. These estimates projected significantly lower domestic taxable income than previous projections, principally due to the downturn in the global communications market. As a result of lower projected domestic taxable income and the Company's evaluation of potential tax planning strategies, the Company concluded that it was more likely than not that it would not be able to realize its domestic net deferred tax assets. Accordingly, during 2002 the Company recorded an increase to its valuation allowance of $98 million effectively reducing the carrying value of its domestic net deferred tax assets to zero. On November 10, 2003, the Company emerged from Chapter 11 and for the period ended November 10, 2003 recorded income of $377 million related to the discharge of indebtedness. The Company recorded tax expense for the period ended November 10, 2003 of $57 million on this income, which represents a non-cash charge related to a reduction in the value of the Company's tax basis in its assets as required by the Internal Revenue Code. Based upon projections of the Company's future domestic taxable income the Company concluded during the fourth quarter of 2003 that it was more likely than not it would be able to realize its domestic net deferred tax assets. Accordingly, during the period ended November 10, 2003 the Company recorded a decrease in its valuation allowance of $99 million effectively restoring the carrying value of its domestic net deferred tax asset. The increase to the valuation allowance during 2004 is primarily due to foreign tax credits generated during the year for which the Company has concluded that it is more likely than not that the credits will not be realized. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. The Company intends to take advantage of the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 for certain foreign earnings repatriated during 2004. The effect on tax expense of applying this provision to eligible dividends is approximately $734.

     The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                     Successor Company            Predecessor Company
                                                ---------------------------   ---------------------------
                                                 Year Ended    Period Ended   Period Ended    Year Ended
                                                December 31,   December 31,   November 10,   December 31,
                                                    2004           2003           2003           2002
                                                ------------   ------------   ------------   ------------
U.S. federal statutory rate .................       35.0%          35.0%         35.0%           (35.0)%
State income taxes, net of federal benefit...        2.0           (0.8)          0.2            (17.9)
Tax effect of foreign operations ............       22.7           13.7          (1.1)           149.4
Valuation allowance .........................         --             --         (16.4)         2,056.5
Impact of attribute reduction ...............         --             --         (16.9)              --
Sale of equity interest .....................       11.7             --            --               --
Fresh Start adjustment ......................         --             --          (6.2)              --
Other .......................................       (0.1)           0.8          (0.3)           (24.4)
                                                    ----           ----         -----          -------
   Total ....................................       71.3%          48.7%         (5.7)%        2,128.6%
                                                    ====           ====         =====          =======

Note 7 - Pension Plans and Other Postretirement Benefits

     The Company maintains several defined benefit pension plans covering certain employees in Canada, Ireland and the United States. A participating employee's annual postretirement pension benefit

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are from two to five years.

     The Company also sponsors several defined contribution pension plans covering certain employees in Canada and the United States. The Company's contributions are based upon a formula utilizing an employee's credited service and average annual salary. Vesting requirements are from two to five years. The Company's cost to provide this benefit was $2,215, $168, $585 and $855 for the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002, respectively.

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

                                               Pension Benefits                     Other Postretirement Benefits
                                  -----------------------------------------   -----------------------------------------
                                       Successor            Predecessor           Successor             Predecessor
                                        Company               Company              Company                Company
                                  -------------------   -------------------   -------------------   -------------------
                                    Year      Period     Period      Year       Year      Period     Period      Year
                                    Ended     Ended       Ended      Ended      Ended      Ended      Ended      Ended
                                  December   December   November   December   December   December   November   December
                                  31, 2004   31, 2003   10, 2003   31, 2002   31, 2004   31, 2003   10, 2003   31, 2002
                                  --------   --------   --------   --------   --------   --------   --------   --------
Components of net periodic
   benefit cost:
   Service cost ...............   $  2,636   $ 1,299     $3,868    $ 4,408     $1,189      $237      $1,046     $1,109
   Interest cost ..............     13,869     3,326      9,961     12,746      3,587       709       3,135      3,626
   Expected return on plan
      assets ..................    (12,375)   (3,175)    (9,530)   (15,354)        --        --          --         --
Amortization of net:
      Prior service cost ......         56        --        255        306     (1,366)       --        (652)      (782)
      (Gain)/loss .............         --        --        535       (230)      (163)       --          38         39
                                  --------   -------     ------    -------     ------      ----      ------     ------
   Net periodic benefit cost ..   $  4,186   $ 1,450     $5,089    $ 1,876     $3,247      $946      $3,567     $3,992
                                  ========   =======     ======    =======     ======      ====      ======     ======

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

                                                                                        Other
                                                          Pension Benefits     Postretirement Benefits
                                                            December 31,             December 31,
                                                        --------------------   -----------------------
                                                          2004        2003         2004       2003
                                                        --------   ---------     --------   --------
Change in benefit obligation:
   Benefit obligation at prior measurement date......   $247,693   $ 206,667     $ 74,648   $ 59,434
   Service cost......................................      2,636       5,167        1,189      1,283
   Employee contributions............................         16          40           --         --
   Interest cost.....................................     13,869      13,287        3,587      3,845
   Actuarial (gain)/loss.............................      5,098      26,514       (4,613)    11,005
   Foreign currency translation......................      1,060       2,244          318        435
   Benefits paid.....................................    (14,102)    (10,856)      (6,048)    (4,083)
   Plan amendments...................................        983          --      (18,165)        --
   Curtailments......................................    (18,051)     (1,659)          --      2,729
   Special termination benefits......................      1,130       6,289           --         --
                                                        --------   ---------     --------   --------
   Benefit obligation at measurement date ...........   $240,609   $ 247,693     $ 50,916   $ 74,648
                                                        ========   =========     ========   ========
Change in plan assets:
   Fair value of assets at prior measurement date....   $144,783   $ 132,273     $     --   $     --
   Actual return on plan assets......................     13,468      18,821           --         --
   Employer contributions............................     22,883       2,582        6,048      4,083
   Employee contributions............................         16          40           --         --
   Foreign currency translation......................      1,060       1,923           --         --
   Benefits paid.....................................    (14,102)    (10,856)      (6,048)    (4,083)
                                                        --------   ---------     --------   --------
   Fair value of assets at measurement date..........   $168,108   $ 144,783     $     --   $     --
                                                        ========   =========     ========   ========
Reconciliation of funded status:
   Funded status.....................................   $(72,501)  $(102,910)    $(50,916)  $(74,648)
   Unrecognized net:
      Prior service cost.............................        927          --      (16,799)        --
      (Gain)/loss....................................       (514)     (1,419)      (4,691)      (343)
                                                        --------   ---------     --------   --------
   Net amount recognized.............................   $(72,088)  $(104,329)    $(72,406)  $(74,991)
                                                        ========   =========     ========   ========
Amounts recognized in the balance sheet:
   Prepaid benefit cost..............................   $     --   $     295     $     --   $     --
   Accrued liability.................................    (75,569)   (104,624)     (72,406)   (74,991)
   Intangible asset..................................        927          --           --         --
   Accumulated other comprehensive income............      2,554          --           --         --
                                                        --------   ---------     --------   --------
   Net amount recognized.............................   $(72,088)  $(104,329)    $(72,406)  $(74,991)
                                                        ========   =========     ========   ========

     During the third quarter of 2004, the Company adopted the provisions of FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2). The effect of adopting FSP FAS 106-2

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

was a reduction to the accumulated postretirement benefit obligation of $8,220. This reduction will be amortized as a component of net periodic postretirement benefit cost over the average remaining service periods of active plan participants. Amortization of this experience gain for the second half of 2004 was $163. In addition, the adoption of FSP FAS 106-2 had the effect of reducing the service cost and interest cost components of net periodic postretirement benefit cost for the second half of 2004 by $65 and $248, respectively.

     Additionally, effective July 1, 2004, the Company implemented plan amendments to certain postretirement medical plans which cap the Company's cost for providing these benefits at current levels. The effect of these changes was a reduction to the accumulated postretirement benefit obligation of $18,165 which will be amortized as a component of net periodic postretirement benefit cost over the average remaining service period until full eligibility of active plan participants.

     The accumulated benefit obligations for the defined benefit plans were $235,450 and $217,985 at December 31, 2004 and 2003, respectively. For pension plans included above with aggregate benefit obligations and accumulated benefit obligations in excess of plan assets, at December 31, 2004 and 2003, the projected benefit obligations were $237,747 and $242,523, respectively, the accumulated benefit obligations were $232,645 and $213,005, respectively, and the fair values of plan assets for these plans were $165,212 and $139,317, respectively.

     Gross benefits expected to be paid from the plans and Medicare Part D federal subsidy payments expected to be received are as follows:

                                       Other
                   Pension         Postretirement           Federal
                   Benefits           Benefits             Subsidies
                   --------           --------             ---------
2005               15,300              4,500                    0
2006               18,200              4,700                  500
2007               15,800              5,000                  600
2008               16,000              5,200                  600
2009               16,400              5,500                  600
2010-2014          92,400             30,900                3,500

     The weighted-average assumptions used to determine benefit obligations for the plans were:

                                                         2004   2003    2002
                                                        -----   ----   -----
Discount rate .......................................   5 3/4%   6%    6 1/2%
Average rate of increase in employee compensation ...       4%   5%        5%

     The weighted-average assumptions used to determine net periodic benefit cost for the plans were:

                                                       2004    2003    2002
                                                       ----   -----   -----
Discount rate.......................................    6%    6 1/2%  7 1/4%
Long-term rate of return on assets..................    8%        8%      9%
Average rate of increase in employee compensation...    5%        5%      5%

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

     The health care cost trend rate used in accounting for the medical plans was 10 percent in 2004 (decreasing to 6 percent in the year 2009 and beyond) and 11 percent in 2003 (decreasing to 6 percent in the year 2009 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $4,051 at year-end 2004 and the net periodic cost by $449 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $3,523 at year-end 2004 and the net periodic cost by $381 for the year.

     The dates used to measure plan assets and liabilities were October 31, 2004 and 2003 for all plans.

     The pension trusts' weighted-average asset allocations at October 31, 2004 and 2003 were:

                           2004   2003
                           ----   ----
Asset Category
   Debt securities .....    55%    54%
   Equity securities ...    43%    44%
   Real estate .........     2%     2%
                           ---    ---
                           100%   100%
                           ===    ===

     The Company's investment policy for its pension trusts is to balance risk and return through a diversified portfolio of fixed income securities, equity securities and private equity investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. In 2005, the Company expects to contribute approximately $36 million to its pension plan trusts.

Note 8 - Commitments and Contingencies

     Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004 are as follows:

Years Ending December 31,
   2005 .....................   $ 6,650
   2006 .....................     5,575
   2007 .....................     5,109
   2008 .....................     4,767
   2009 .....................     3,864
   thereafter ...............     2,889
                                -------
                                $28,854
                                =======

     Rental expense for the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002 was $12,307, $1,617, $9,385, and $10,998, respectively.

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

                                       2004      2003
                                     -------   -------
Balance at beginning of period ...   $29,103   $26,605
Accruals, net ....................    10,518     4,026
Payments .........................    (5,121)   (1,640)
Foreign exchange and other .......        32       112
                                     -------   -------
Balance at end of period .........   $34,532   $29,103
                                     =======   =======

     On April 30, 2004, the Company and Honeywell International Inc. entered into a settlement agreement relating to the Company's proposed rejection in the Company's bankruptcy proceedings of certain executory contracts dealing with environmental issues at sites formerly owned by Honeywell's predecessor, along with certain other claims made by Honeywell. The settlement agreement provides, among other things, that the Company will transfer ownership of two sites to Honeywell in exchange for Honeywell assuming all environmental liabilities at these sites, along with any groundwater contamination at another site. In addition, Honeywell agreed to share with the Company the costs of certain environmental remediation at two other sites that will continue to be owned by GenTek. Accordingly, the Company recorded a receivable of $6,000, which represents amounts expected to be received over the next several years from Honeywell in accordance with the cost sharing provisions of the agreement.

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

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

Note 9 - Additional Financial Information

                                              Successor Company
                                         ---------------------------
                                         December 31,   December 31,
                                             2004           2003
                                         ------------   ------------
Receivables
   Trade .............................     $114,320       $103,032
   Other .............................       11,509          9,903
   Allowance for doubtful accounts ...       (8,193)        (8,654)
                                           --------       --------
                                           $117,636       $104,281
                                           ========       ========

                                      Successor Company
                                 ---------------------------
                                 December 31,   December 31,
                                     2004           2003
                                 ------------   ------------
Inventories
   Raw materials .............      $32,394        $24,637
   Work in process ...........        9,630          8,475
   Finished products .........       32,493         26,698
   Supplies and containers ...        1,657          2,645
                                    -------        -------
                                    $76,174        $62,455
                                    =======        =======

     Inventories valued at LIFO amounted to $11,782 and $13,852 at December 31, 2004 and 2003, respectively, which were above and (below) estimated replacement cost by $(538) and $1, respectively. The impact of LIFO liquidations in 2004, 2003 and 2002 was not significant.

                                                              Successor Company
                                                         ---------------------------
                                                         December 31,   December 31,
                                                             2004           2003
                                                         ------------   ------------
Property, Plant and Equipment
   Land and improvements .............................     $ 52,329       $ 55,507
   Machinery and equipment ...........................      198,469        175,223
   Buildings and leasehold improvements ..............       53,179         43,181
   Construction in progress ..........................       24,040         23,768
                                                           --------       --------
                                                            328,017        297,679
   Less: accumulated depreciation and amortization ...       43,060          3,565
                                                           --------       --------
                                                           $284,957       $294,114
                                                           ========       ========

                                      Performance
                                        Products    Manufacturing     Total
                                      -----------   -------------   --------
Goodwill
   Balance at January 1, 2003 .....      21,738         105,986      127,724
   Foreign currency translation ...          --             236          236
   Reorganization adjustments .....     (10,065)         35,904       25,839
                                       --------        --------     --------
   Balance at December 31, 2003 ...    $ 11,673        $142,126     $153,799
                                       ========        ========     ========
   Foreign currency translation ...          --             112          112
   Acquisitions ...................         454              --          454
                                       --------        --------     --------
   Balance at December 31, 2004 ...    $ 12,127        $142,238     $154,365
                                       ========        ========     ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

                                                   Successor Company
                                      ------------------------------------------
                                      December 31,   December 31,     Weighted
                                          2004           2003       Average Life
                                      ------------   ------------   ------------
Intangible Assets
   Patents - gross ................      $13,050        $12,947     13 1/2 years
      Accumulated amortization ....        1,077            120
                                         -------        -------
   Patents - net ..................       11,973         12,827

   Customer related - gross .......       42,642         39,000        8 years
      Accumulated amortization ....        6,083            613
                                         -------        -------
   Customer related - net .........       36,559         38,387

   Trademarks - indefinite life ...       22,000         22,000
                                         -------        -------
                                         $70,532        $73,214
                                         =======        =======

     In conjunction with the adoption of fresh-start accounting (see note 3), the Company has allocated a portion of the reorganization value to reflect identifiable intangible assets at estimated fair values. During the year ended December 31, 2004 and period ended December 31, 2003, the Company recognized $6,427 and $733 of amortization expense, respectively. The estimated amortization expense for each of the next 5 years is $6,717, $6,717, $6,592, $5,833 and $4,972.

                                             Successor Company
                                        ---------------------------
                                        December 31,   December 31,
                                            2004           2003
                                        ------------   ------------
Accrued Liabilities
   Wages, salaries and benefits .....      $21,925       $ 24,550
   Pension obligations ..............        1,510         19,038
   Employee termination costs .......        1,428          2,845
   Bankruptcy obligations ...........        2,370         14,944
   Taxes, other than income taxes ...        4,947          5,864
   Other ............................       39,382         38,685
                                           -------       --------
                                           $71,562       $105,926
                                           =======       ========

Note 10 - Long-Term Debt

                                                                   Successor Company
                                                              ---------------------------
                                                              December 31,   December 31,
                                                 Maturities       2004           2003
                                                 ----------   ------------   ------------
Revolving credit facility - floating rates ...      2008         $ 6,500       $     --
Senior term loan agreement - floating rate ...      2008              --        250,000
Other debt - various .........................    2004-2018        6,036          1,188
                                                                 -------       --------
   Total debt ................................                    12,536        251,188
   Less: current portion .....................                     1,489            338
                                                                 -------       --------
   Net long-term debt ........................                   $11,047       $250,850
                                                                 =======       ========

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     Aggregate maturities of long term debt are as follows: 2005, $1,489; 2006, $1,755; 2007, $2,306; 2008, $6,736; 2009, $40; thereafter, $210.

     On November 10, 2003, GenTek, substantially all of GenTek's domestic subsidiaries, and Noma Company (collectively, "the Borrowers") entered into a $125 million Revolving Credit Facility which matures on November 10, 2008. The facility includes a letter of credit sub-limit of $60 million. The facility is secured by a first priority lien on substantially all of the assets of the Borrowers and 65 percent of the stock of first-tier foreign subsidiaries. The facility bears interest at variable rates based on a base rate or LIBOR plus an applicable margin. The current margins are 1.25 percent for base rate borrowings and 2.25 percent for LIBOR borrowings. The margins are subject to periodic adjustment based upon the financial performance of the Company. The rate in effect at December 31, 2004 was 6.5 percent. The facility contains debt covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain asset sale proceeds must be used to repay indebtedness.

     In addition, on November 10, 2003, the Company issued $250 million of senior term debt under the Senior Term Loan Agreement. In conjunction with the sale of KRONE communications business, all amounts outstanding were repaid and the agreement was terminated. The interest rate in effect at December 31, 2003 was 6.0 percent.

     Commitment fees paid for the Company's credit facilities were $497, $54 and $92 for the year ended December 31, 2004, the period ended November 10, 2003 and the year ended December 31, 2002, respectively. The unused letter of credit balance available under the Company's credit facilities was $43,352 and $24,322 at December 31, 2004 and 2003, respectively.

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

     In addition, the Company issued the following warrants:

                                      December 31, 2004                 December 31, 2003
                                -----------------------------   -----------------------------
                                   Number of                       Number of
             Expiration Date    shares covered   Strike Price   shares covered   Strike Price
            -----------------   --------------   ------------   --------------   ------------
Tranche A   November 10, 2006            --         $   --         1,173,184        $58.50
Tranche B   November 10, 2008       717,531         $55.65           619,095        $64.50
Tranche C   November 10, 2010       350,442         $61.35           302,366        $71.11

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     The terms of the warrants provide for the number of shares covered by the warrants and the strike price to be adjusted in the case of certain events, including dividends. During December, 2004, the Company paid a special dividend of $7.00 per share, and the number of shares covered by the warrants and their strike price was adjusted pursuant their terms.

     The terms of the Tranche A warrants contained a contingent redemption feature, which was triggered by a sale of all or substantially all of the assets of the communications business. Accordingly, these warrants were classified as temporary equity. The sale of the KRONE communications business triggered the contingent redemption feature. The Company made the required payment of $8,365 ($7.13 per warrant) on June 30, 2004 and the Tranche A warrants expired. The difference between the amount paid and the carrying amount was treated as a reduction in stockholder's equity.

     The Company's previously issued authorized capital stock consisted of 100,000,000 shares of Common Stock, par value $.01 per share and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which had ten votes per share, were subject to significant restrictions on transfer and was convertible at any time into Common Stock on a share-for-share basis. The Common Stock and Class B Common Stock were substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

Note 12 - Stock Incentive Plans

     On the Effective Date, the Company adopted a new management and directors incentive plan under which stock options, restricted stock and other stock-based awards may be granted to employees, officers, and directors. Grants under the plan generally vest over two to three years and options have a maximum term of ten years. Compensation cost recorded for stock-based compensation under this plan was $1,483 for the year ended December 31, 2004. During 2004, there were 130,406 shares of restricted stock issued with a weighted-average grant date value of $36.43. At December 31, 2004, there were 98,572 shares of restricted stock remaining outstanding. As of December 31, 2004, the total number of shares authorized for grant under this plan was 1,000,000 with 748,860 shares available for grant.

     All awards issued under prior incentive plans were cancelled on the Effective Date. The Company had several long-term incentive plans pursuant to which stock options and other equity-related incentive awards were granted to officers, non-employee directors and other key people. Compensation cost (income) recorded for stock-based compensation under those plans was $3 and $(525), for the period ended November 10, 2003 and the year ended December 2002, respectively.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     Information with respect to all stock options is summarized below:

                                    2004                        2003                         2002
                          ------------------------   ---------------------------  --------------------------
                                       Weighted                      Weighted                    Weighted
                                        Average                      Average                      Average
                           Shares   Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                          -------   --------------   ---------   --------------   ---------   --------------
Outstanding at
   beginning of year...        --       $   --       2,841,000       $11.66       3,004,000       $11.60
Options granted........   148,342        36.00              --           --              --           --
Options exercised......        --           --              --           --              --           --
Options forfeited......    16,363        36.00       2,841,000        11.66         163,000        10.56
Option modification....    20,589        31.14              --           --              --           --
                          -------                    ---------                    ---------
Outstanding at end
   of year.............   152,568       $31.14              --       $   --       2,841,000       $11.66
                          =======                    =========                    =========
Exercisable at end
   of year.............        --       $   --              --       $   --       1,950,200       $12.45

     As a result of the special dividend of $7.00 per share in December 2004, outstanding stock options were modified pursuant to an equitable adjustment calculation to maintain the aggregate amount of intrinsic value for the options and to ensure that the ratio of the exercise price per share to the market value per share was not reduced. The effect of this modification was to increase the number of options outstanding by 20,589 and reduce the exercise price of the options from $36.00 to $31.14.

     All options outstanding at December 31, 2004 have an exercise price of $31.14 and a remaining contractual life of 9.25 years.

Note 13 - Financial Instruments

Investments

     All marketable equity securities are classified as available-for-sale, with net unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). At December 31, 2004 and 2003, there were no marketable equity securities held by the Company. Realized gains and losses are determined on the average cost method. Sales of investments were as follows:

                           Years Ended December 31,
                           ------------------------
                              2004   2003    2002
                              ----   ----    ----
Proceeds................       $--    $--    $561
Gross realized losses...       $--    $--    $386

Swap Agreements

     The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate to fixed-rate debt in order to reduce the Company's exposure to movements in interest rates and achieve a desired proportion of variable versus fixed-rate debt. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. All swap agreements in effect in 2002 had been designated as cash flow hedges, and all were 100 percent effective. As a result, there is no impact to earnings due to hedge ineffectiveness. As a result of the Filing, the Company discontinued hedge accounting for its interest rate swaps since it was no longer probable that the forecasted variable interest payments would occur. Additionally, a charge of $4,272 was recorded in reorganization items, which represents amounts which would have been reclassified from accumulated other comprehensive income amounts to the statement of operations had interest payments been made during the estimated period of time the Company will be reorganizing under Chapter 11. The Company's swap agreements were terminated in conjunction with our emergence from Chapter 11. There were no swap agreements outstanding as of December 31, 2004 and 2003.

Fair Value of Financial Instruments

                                          Successor Company
                            ---------------------------------------------
                              December 31, 2004       December 31, 2003
                            ---------------------   ---------------------
                            Carrying                Carrying
                             Amount    Fair Value    Amount    Fair Value
                            --------   ----------   --------   ----------
Long-term debt...........    $12,536     $12,536    $251,188    $251,188
Derivative instruments...    $    85     $    85    $     --    $     --

     The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term debt was based on quoted market prices for traded debt and discounted cash flow analyses on its nontraded debt.

Note 14 - Geographic and Industry Segment Information

     GenTek operates through two primary business segments: manufacturing and performance products. As a result of the reclassification of the KRONE communications business to discontinued operations, the communications segment is no longer a reportable segment. The business segments were determined based on several factors including products and services provided and markets served. Each segment is managed separately. The manufacturing segment provides a broad range of engineered components and services to the automotive, appliance and electronic and industrial markets. The performance products segment manufactures a broad range of products and services to four principal markets: environmental services, pharmaceutical and personal care, chemical processing and technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     Industry segment information is summarized as follows:

                                                     Net Revenues                           Operating Profit (Loss)
                                      -----------------------------------------   ------------------------------------------
                                       Successor Company    Predecessor Company    Successor Company     Predecessor Company
                                      -------------------   -------------------   -------------------   --------------------
                                        Year      Period     Period      Year       Year      Period      Period      Year
                                        Ended      Ended      Ended      Ended      Ended      Ended      Ended       Ended
                                      December   December   November   December   December   December    November   December
                                      31, 2004   31, 2003   10, 2003   31, 2002   31, 2004   31, 2003    10, 2003   31, 2002
                                      --------   --------   --------   --------   --------   --------    --------   --------
Manufacturing......................   $514,625    $52,855   $373,002   $477,113   $ 25,181    $ 3,664   $  33,444    $44,807
Performance Products...............    316,573     39,945    295,980    357,427     21,257      3,508      (2,833)    28,657
Corporate and other................     12,721      2,620     18,647     26,925    (10,141)    (2,316)    (10,907)    (9,928)
                                      --------    -------   --------   --------   --------    -------   ---------    -------
Consolidated.......................   $843,919    $95,420   $687,629   $861,465     36,297      4,856      19,704     63,536
                                      ========    =======   ========   ========
Interest expense...................                                                  8,557      2,453         900     59,342
Other (income), expense net........                                                  8,174     (1,370)   (422,235)     8,697
                                                                                  --------    -------   ---------    -------
Consolidated income (loss)
   from continuing operations
   before income taxes and
   cumulative effect of a change
   in accounting principle.........                                               $ 19,566    $ 3,773   $ 441,039    $(4,503)
                                                                                  ========    =======   =========    =======

                                                 Capital Expenditures                   Depreciation and Amortization
                                      -----------------------------------------   -----------------------------------------
                                       Successor Company    Predecessor Company    Successor Company    Predecessor Company
                                      -------------------   -------------------   -------------------   -------------------
                                        Year      Period     Period      Year       Year      Period     Period      Year
                                        Ended      Ended      Ended      Ended      Ended      Ended      Ended      Ended
                                      December   December   November   December   December   December   November   December
                                      31, 2004   31, 2003   10, 2003   31, 2002   31, 2004   31, 2003   10, 2003   31, 2002
                                      --------   --------   --------   --------   --------   --------   --------   --------
Manufacturing......................    $10,430    $2,319     $ 6,449    $15,855    $26,607    $3,005     $14,783    $16,891
Performance Products...............     20,056     5,517      18,516     23,808     19,292     1,167      10,134     15,236
Corporate and other................        489        91         866      1,266      1,498       238       1,257      1,939
                                       -------    ------     -------    -------    -------    ------     -------    -------
Consolidated.......................    $30,975    $7,927     $25,831    $40,929    $47,397    $4,410     $26,174    $34,066
                                       =======    ======     =======    =======    =======    ======     =======    =======

                                          Identifiable Assets
                                      ---------------------------
                                           Successor Company
                                      ---------------------------
                                      December 31,   December 31,
                                          2004           2003
                                      ------------   ------------
Manufacturing (1)..................     $453,906      $  454,040
Performance Products(2)............      274,193         299,120
Corporate and other................       24,565          31,797
Assets held for sale...............          962         281,852
                                        --------      ----------
Consolidated.......................     $753,626      $1,066,809
                                        ========      ==========

----------
(1)  Includes equity method investments of $0 and $20,387, respectively.

(2)  Includes equity method investments of $339 and $179, respectively.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

     Geographic area information is summarized as follows:

                                     External Revenues(1)                       Long-Lived Assets(2)
                    -----------------------------------------------------   ---------------------------
                        Successor Company          Predecessor Company           Successor Company
                    -------------------------   -------------------------   ---------------------------
                    Year Ended   Period Ended   Period Ended   Year Ended
                     December      December       November      December    December 31,   December 31,
                     31, 2004      31, 2003       10, 2003      31, 2002        2004           2003
                    ----------   ------------   ------------   ----------   ------------   ------------
United States....    $654,270       $74,941       $540,052      $698,466      $245,357       $271,235
Canada...........     143,614        15,027        108,287       114,521        46,530         44,031
Other foreign....      46,035         5,452         39,290        48,478         7,875          5,010
                     --------       -------       --------      --------      --------       --------
Consolidated.....    $843,919       $95,420       $687,629      $861,465      $299,762       $320,276
                     ========       =======       ========      ========      ========       ========

----------
(1) Revenues are attributed to geographic areas based on the locations of customers.

(2) Represents all non-current assets except deferred tax assets, goodwill and other intangible assets.

Note 15 - Related Party Transactions

Management Agreement

     The Company was party to a management agreement with Latona Associates Inc., which is controlled by a former stockholder of the Company, under which the Company received corporate supervisory and administrative services and strategic guidance. For the year ending December 31, 2002, the Company was charged $5,017. Latona waived its right to be paid during the Chapter 11 proceedings. All amounts due to Latona for this period, totaling $4,325, were recorded as a capital contribution. The original management agreement was terminated on the Effective Date. Subsequently, the Company and Latona entered into a new management support services agreement with a one-year term which expired in November 2004. Pursuant to this agreement, the Company was charged $3,000 and $1,950 for the year ending December 31, 2004 and the period ending December 31, 2003, respectively.

Other Transactions

     GenTek provides The General Chemical Group Inc. ("GCG") with certain administrative services pursuant to a transition support agreement entered into in connection with the spinoff of GenTek from GCG in 1999. For the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002, GenTek charged GCG $1,214, $235, $1,173 and $1,383, respectively, related to this agreement. GCG supplies soda ash and calcium chloride to GenTek. For the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002, purchases from GCG amounted to $2,675, $458, $2,252 and $2,794, respectively.

     GenTek provided Prestolite Wire Corporation ("Prestolite"), a company controlled by a former stockholder of the Company, with corporate and administrative services, pursuant to a management agreement. For the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002, GenTek charged Prestolite $250, $313, $1,568 and $2,078, respectively. GenTek and Prestolite buy and sell certain wire and cable products from each

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

other. Purchases from Prestolite for the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002 were $1,319, $328, $2,671 and $5,914, respectively. Sales to Prestolite for the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002 were $10,653, $2,144, $7,532 and $3,761, respectively. In addition, the Company permits Prestolite to utilize a portion of its Nogales, Arizona warehouse and its Nogales, Mexico plant facility. Payments from Prestolite for the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002 were $316, $61, $197 and $228, respectively. Certain of Prestolite's insurance was formerly written under the Company's policies. Prestolite paid its ratable share of the Company's premium for this insurance. Payments from Prestolite for the period ended November 10, 2003 and the year ended December 31, 2002 were $16 and $268, respectively. Prestolite permits one of the Company's subsidiaries to share its Southfield, Michigan corporate location. The Company pays Prestolite a portion of the cost of leasing and operating the Southfield premises. Payments by the Company for the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002 were $323, $26, $127 and $113, respectively.

Note 16 - Discontinued Operations

     On March 25, 2004, the Company signed a definitive agreement to sell its KRONE communications business. The transaction was completed on May 18, 2004 and resulted in a gain of $185,044, net of a tax provision of $81,115 of which $5,560 represents the current or cash portion and $75,555 represents the deferred portion. The net gain is included in income from discontinued operations. The carrying amount of the major classes of assets and liabilities included in the transaction were as follows:

                                    December 31, 2003
                                    -----------------
Current assets...................        $156,619
Property, plant and equipment....          62,050
Other assets.....................          63,183
Current liabilities..............          77,508
Non-current liabilities..........          89,738

     The businesses included in discontinued operations had revenues of $130,958, $46,775, $269,266 and $267,068 and pretax profit (loss) of $11,074,
$(490), $(247) and $(88,424) for the year ended December 31, 2004, the periods ended December 31, 2003 and November 10, 2003 and the year ended December 31, 2002, respectively. The businesses were formerly reported as part of the communications segment, which is no longer a reportable segment as a result of the reclassification of this business to discontinued operations.

Note 17 - Subsequent Event (Unaudited)

     On February 28, 2005, the Company's board of directors declared a special dividend of $31.00 per common share payable on March 16, 2005 to holders of record on March 10, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility (the "Credit Facilities"). The term loans include a $235 million first lien loan due in March 2011 with an interest rate of LIBOR plus 2.75% or base rate plus 1.75%, subject

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Dollars in thousands, except per share data)

to a rate reduction of 0.25% if such term loan is rated B1 or better by Moody's Investor Services, Inc. and a $135 million second lien loan due March 2012 with an interest rate of LIBOR plus 5.75% or base rate plus 4.75%. The $60 million revolving credit facility matures in March 2010 and carries an interest rate of LIBOR plus 2.75% or base rate plus 1.75%, subject to rate reductions under a pricing grid if Company's leverage ratio decreases. The first lien term loan is subject to amortization of $2.35 million per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Company will use approximately $313 million of the financing proceeds to pay a special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds will be used to pay transaction fees, to refinance existing debt and for general corporate purposes. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company's ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include total leverage, total interest coverage and maximum capital expenditures.

     In conjunction with securing the Credit Facilities, all amounts outstanding under the Company's $125 million Revolving Credit Facility were repaid and the underlying credit agreement was terminated.

Note 18 - Unaudited Quarterly Information

                                                                 Successor Company
                                                  -----------------------------------------------
                                                                        2004
                                                  -----------------------------------------------
                                                    First       Second        Third       Fourth
                                                  --------     --------     --------     --------
Net revenues...................................   $192,930     $201,590     $231,293     $218,106
Gross profit...................................     29,669       29,328       31,880       26,130
Net income (loss)..............................     14,805(1)   185,118(2)    (5,293)(3)      688(4)
                                                  ========     ========     ========     ========
Earnings (loss) per common share - basic:
Net income (loss)..............................   $   1.48     $  18.51     $  (0.53)    $   0.07
                                                  ========     ========     ========     ========
Earnings (loss) per common share - diluted:
Net income (loss)..............................   $   1.48     $  18.49     $  (0.53)    $   0.07
                                                  ========     ========     ========     ========

----------
(1) Includes restructuring charges of $972 and a pension curtailment gain of $14,840.

(2) Includes restructuring charges of $6,072 and gain on sale of the KRONE communications business of $185,044.

(3)  Includes restructuring charges of $2,288.

(4)  Includes restructuring and impairment charges of $1,516.

                                   GENTEK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                  (Dollars in thousands, except per share data)

                                                                                        Successor
                                                  Predecessor Company                    Company
                                 --------------------------------------------------     ---------
                                                                            Period        Period
                                                  2003                       Ended        Ended
                                 ------------------------------------      November      December
                                   First        Second         Third       10, 2003      31, 2003
                                 --------      --------      --------      --------     ---------
Net revenues..................   $197,048      $204,982      $191,257      $ 94,342     $95,420
Gross profit..................     27,716        34,070        37,222        20,467      18,661
Net income (loss).............    (28,909)(1)    (9,794)(2)    (4,781)(3)   537,876(4)    1,092(5)
                                 ========      ========      ========      ========     =======
Earnings (loss) per common
   share - basic:
Net income (loss).............   $  (1.13)     $  (0.38)     $  (0.19)     $  21.04     $  0.11
                                 ========      ========      ========      ========     =======
Earnings (loss) per common
   share - diluted:
Net income (loss).............   $  (1.13)     $  (0.38)     $  (0.19)     $  21.04     $  0.11
                                 ========      ========      ========      ========     =======

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

Disclosure Controls and Procedures

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

Management's Report On Internal Control Over Financial Reporting

     The management of GenTek Inc is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision of our principal executive and principal financial officers and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the Internal Control - Integrated Framework issued by COSO, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

     GenTek Inc. acquired a wire harness and subassembly manufacturing facility from Whirlpool, Inc. on June 30, 2004, and management's conclusions about the effectiveness of its internal control over financial reporting does not extend to the internal controls of this business. This business had total assets of $15 million as of December 31, 2004 and total revenues of approximately $80 million for the six months ended December 31, 2004, which are included in our consolidated financial statements.

     GenTek's independent registered public accounting firm, Deloitte & Touche LLP, have audited GenTek's financial statements for the year ended December 31, 2004 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management's assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
GENTEK INC.
Parsippany, New Jersey

     We have audited management's assessment, included in the accompanying Management's Report On Internal Control Over Financial Reporting, that GenTek Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report On Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at a wire harness and subassembly manufacturing facility, which was acquired from Whirlpool on June 30, 2004 and whose financial statements reflect total assets and revenues constituting 2.0 and 9.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at a wire harness and subassembly manufacturing facility the Company acquired from Whirlpool. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 16, 2005

Changes in Internal Control Over Financial Reporting

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Directors. For information relating to the Company's Directors, see the information under the caption "Election of Directors" in the Company's definitive 2004 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2004 (the "Proxy Statement"), which is hereby incorporated by reference.

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

Item 14. Principal Accounting Fees and Services

     Principal Accountant Fees and Services. For information relating to the principal accountant fees and services, see the information under the caption "Principal Accountant Fees and Services" in the Company's Proxy Statement, which is hereby incorporated by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statement Schedule on page 88.

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

   10.2       GenTek Inc. 2003 Management and Directors Incentive Plan
              (incorporated by reference to the Registrant's Form 10-Q dated
              September 30, 2003, as filed with the Securities and Exchange
              Commission).

   10.3       GenTek Key Employee Retention Plan (incorporated by reference to
              Exhibit 10.14 to the Registrant's Form 10-K/A dated April 30,
              2003, as filed with the Securities and Exchange Commission).

   10.4 Form of Indemnification Agreement (incorporated by reference to the Registrant's Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

   10.5       GenTek Performance Plan (incorporated by reference to the Exhibit
              10.3 to the Registrant's Amendment No. 2 to Form 10, dated April
              8, 1999, as filed with the Securities and Exchange Commission).

   10.6       Tax Sharing Agreement between GenTek Inc. and the General Chemical
              Group Inc. (incorporated by reference to the Exhibit 10.6 to the Registrant's Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

   10.7       Share Purchase Agreement by and among ADC Telecommunications Inc.,
              Krone International Holding Inc., Krone Digital Communications
              Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25,
              2004 (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-Q for the period ended March 31, 2004, as filed with Securities and Exchange Commission).

   10.8 Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

   10.9       Amendment to Employment Agreement with Richard R. Russell.

   10.10 Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

   10.11 Form of Emergence Shares Restricted Stock Agreement (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

   10.12 Form of Restricted Stock Agreement (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

   10.13      Form of Stock Option Agreement (incorporated by reference to the
              Registrant's Form 10-Q dated June 30, 2004, as filed with the
              Securities and Exchange Commission).

   10.14 Form of Performance Cash Award Agreement (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

   10.15 Retention Agreement with Matthew R. Friel (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

   10.16 Form of Letter Agreement and Term Sheet (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

   10.17      Master Settlement Agreement, dated April 30, 2004, among GenTek
              Holding Corporation, General Chemical LLC, and Honeywell
              International Inc. (incorporated by reference to the Registrant's
              Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

   10.18      First Lien Credit and Guaranty Agreement among GenTek, Inc.,
              GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman
              Sachs Credit Partners L.P., as joint lead arranger, General
              Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005.

   10.19      Second Lien Credit and Guaranty Agreement among GenTek, Inc.,
              GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman
              Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated
              February 28, 2005.

   21         Subsidiaries of the Registrant.

   23         Consent of Independent Registered Public Accounting Firm.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

                                             GENTEK INC.


                                             By: /s/ Richard R. Russell
                                                 -------------------------------
                                                 Name: Richard R. Russell
                                                 Title: President and Chief
                                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----

Principal executive officer:


/s/ Richard R. Russell       President and Chief Executive        March 16, 2005
--------------------------   Officer
   (Richard R. Russell)

Principal financial and accounting officer:


/s/ Matthew M. Walsh         Vice President and Chief Financial   March 16, 2005
--------------------------   Officer
    (Matthew M. Walsh)

Directors:


/s/ John G. Johnson, Jr.     Chairman and Director                March 16, 2005
--------------------------
   John G. Johnson, Jr.


/s/ Dugald K. Campbell       Director                             March 16, 2005
--------------------------
    Dugald K. Campbell


/s/ Henry L. Druker          Director                             March 16, 2005
--------------------------
     Henry L. Druker


/s/ Kathleen R. Flaherty     Director                             March 16, 2005
--------------------------
   Kathleen R. Flaherty


/s/ Bruce D. Martin          Director                             March 16, 2005
--------------------------
     Bruce D. Martin


/s/ John f. McGovern         Director                             March 16, 2005
--------------------------
     John F. McGovern


/s/ William E. Redmond       Director                             March 16, 2005
--------------------------
  William E. Redmond, Jr.


/s/ Richard R. Russell       Director                             March 16, 2005
--------------------------
    Richard R. Russell

                                   GENTEK INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts ............................ 89

Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                   GENTEK INC.
                        Valuation and Qualifying Accounts

                                         Balance at    Additions
                                        Beginning of    Charged      Deductions                Balance at
                                           Period      To Income    From Reserves   Other*   End of Period
                                        ------------   ---------    -------------   ------   -------------
                                                                   (In thousands)
Year ended December 31, 2004
   Allowance for doubtful accounts...      $8,654        $2,772       $(3,086)      $(147)       $8,193
Year ended December 31, 2003
   Allowance for doubtful accounts...      $8,295        $4,486       $(4,327)      $ 200        $8,654
Year ended December 31, 2002
   Allowance for doubtful accounts...      $7,440        $2,190       $(1,204)      $(131)       $8,295

*    Primarily foreign exchange

EXHIBIT INDEX

Exhibit                                                                    Page
  No.                                                                     Number
-------                                                                   ------
  2.1     Joint Plan of Reorganization Under Chapter 11, Title 11,
          United States Code of GenTek Inc., et al., and Noma Company,
          Debtors, dated August 28, 2003, as filed with the United
          States Bankruptcy Court for the District of Delaware on
          August 28, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K, filed with the Commission on
          October 21, 2003)............................................

  2.2     First Modification to Joint Plan of Reorganization Under
          Chapter 11, Title 11, United States Code of GenTek Inc., et
          al., and Noma Company, Debtors, dated October 3, 2003 as
          filed with the United States Bankruptcy Court for the
          District of Delaware on October 3, 2003 (incorporated by
          reference to Exhibit 2.2 of the Registrant's Form 8-K, filed with the Commission on October 21, 2003).....................

  2.3     Order confirming Joint Plan of Reorganization Under Chapter
          11, Title 11, United States Code of GenTek Inc., et al., and
          Noma Company, Debtors, as Modified, as entered by the United
          States Bankruptcy Court for the District of Delaware on
          October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant's Form 8-K, filed with the Commission on
          October 21, 2003)............................................

  3.1     Second Amended and Restated Certificate of Incorporation of
          GenTek Inc., effective as of November 7, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form
          10, dated November 10, 2003, as filed with the Securities and
          Exchange Commission).........................................

  3.2     Amended and Restated By-Laws of GenTek Inc., effective as of
          November 10, 2003 (incorporated by reference to the
          Registrant's Form 8-A to amend its Form 10, dated November
          10, 2003, as filed with the Securities and Exchange
          Commission)..................................................

  4.1     GenTek Inc. Tranche B Warrant Agreement, dated as of November
          10, 2003 (incorporated by reference to the Registrant's Form
          8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission). ...............

  4.2     GenTek Inc. Tranche C Warrant Agreement, dated as of November
          10, 2003 (incorporated by reference to the Registrant's Form
          8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).................

  10.1    Form of Registration Rights Agreement by and among the
          Company and the holders named therein dated as of November
          10, 2003 (incorporated by reference to the Registrant's Form
          8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).................

  10.2    GenTek Inc. 2003 Management and Directors Incentive Plan
          (incorporated by reference to the Registrant's Form 10-Q
          dated September 30, 2003, as filed with the Securities and
          Exchange Commission).........................................

  10.3    GenTek Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K/A dated April
          30, 2003, as filed with the Securities and Exchange
          Commission)..................................................

  10.4    Form of Indemnification Agreement (incorporated by reference to the Registrant's Form 10-K dated December 31, 2003, as
          filed with the Securities and Exchange Commission)...........

  10.5    GenTek Performance Plan (incorporated by reference to the
          Exhibit 10.3 to the Registrant's Amendment No. 2 to Form 10,
          dated April 8, 1999, as filed with the Securities and
          Exchange Commission).........................................

  10.6    Tax Sharing Agreement between GenTek Inc. and the General
          Chemical Group Inc. (incorporated by reference to the Exhibit
          10.6 to the Registrant's Amendment No. 2 to Form 10, dated
          April 8, 1999, as filed with the Securities and Exchange
          Commission)..................................................

  10.7    Share Purchase Agreement by and among ADC Telecommunications
          Inc., Krone International Holding Inc., Krone Digital
          Communications Inc., GenTek Holding Corporation, and GenTek
          Inc., dated March 25, 2004 (incorporated by reference to
          Exhibit 10.14 of the Registrant's Form 10-Q for the period ended March 31, 2004, as filed with Securities and Exchange
          Commission)..................................................

  10.8    Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission)........

  10.9    Amendment to Employment Agreement with Richard R. Russell. ..

 10.10    Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission)........

 10.11    Form of Emergence Shares Restricted Stock Agreement
          (incorporated by reference to the Registrant's Form 10-Q
          dated June 30, 2004, as filed with the Securities and
          Exchange Commission).........................................

 10.12    Form of Restricted Stock Agreement (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).................

 10.13    Form of Stock Option Agreement (incorporated by reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission)......................

 10.14    Form of Performance Cash Award Agreement (incorporated by
          reference to the Registrant's Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission)........

 10.15    Retention Agreement with Matthew R. Friel (incorporated by reference to the Registrant's Form 10-Q dated September 30,
          2004, as filed with the Securities and Exchange
          Commission)..................................................

 10.16    Form of Letter Agreement and Term Sheet (incorporated by
          reference to the Registrant's Form 10-Q dated September 30,
          2004, as filed with the Securities and Exchange
          Commission)..................................................

 10.17    Master Settlement Agreement, dated April 30, 2004, among
          GenTek Holding Corporation, General Chemical LLC, and
          Honeywell International Inc. (incorporated by reference to the Registrant's Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).................

 10.18    First Lien Credit and Guaranty Agreement among GenTek, Inc.,
          GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman
          Sachs Credit Partners L.P., as joint lead arranger, General
          Electric Capital Corporation, as co-administrative agent, and
          Bank of America, N.A., as co-administrative agent and
          collateral agent, dated February 28, 2005....................

 10.19    Second Lien Credit and Guaranty Agreement among GenTek, Inc.,
          GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman
          Sachs Credit Partners L.P., as joint lead arranger, sole
          bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation
          agent, dated February 28, 2005...............................

   21     Subsidiaries of the Registrant...............................

   23     Consent of Independent Registered Public Accounting Firm.....

  31.1    GenTek Certification of Chief Executive Officer pursuant to
          Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002............................

  31.2    Certification of Chief Financial Officer pursuant to Rule
          13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002...................................

   32     Certification of Chief Executive Officer and Chief Financial
          Officer pursuant to 18 U.S.C. Section 1350, as adopted
          pursuant to section 906 of the Sarbanes-Oxley Act of 2002....

                         STATEMENT OF DIFFERENCES

The section symbol shall be expressed as................................ 'SS'
The greater-than-or-equal-to sign shall be expressed as................. >=