Form 10-Q
period 2005-03-31
GENTEK INC
filed 2005-05-10
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      X          No

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      X          No

The number of outstanding shares of the Registrant’s Common Stock as of May 6, 2005 was 10,088,735.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,

	2005	2004

Net revenues	$226,276	$192,930
Cost of sales	198,745	163,261
Selling, general and administrative expense	20,097	21,485
Restructuring and impairment charges	4,528	972
Pension curtailment gain	—	14,840

Operating profit	2,906	22,052
Interest expense	5,148	4,439
Interest income	114	84
Other (income) expense, net	281	(1,634)

Income (loss) from continuing operations before income taxes	(2,409)	19,331
Income tax provision (benefit)	(1,382)	8,340

Income (loss) from continuing operations	(1,027)	10,991
Income from discontinued operations (net of tax of $2,434 for the three months ended March 31, 2004)	—	3,814

Net income (loss)	$(1,027)	$14,805

Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.10)	$1.10
Income from discontinued operations	—	.38

Net income (loss)	$(0.10)	$1.48

Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(0.10)	$1.10
Income from discontinued operations	—	.38

Net income (loss)	$(0.10)	$1.48

See the accompanying notes to the consolidated financial statements.

GENTEK INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$9,882	$9,826
Receivables, net	134,612	117,636
Inventories	79,506	76,174
Deferred income taxes	12,502	14,225
Other current assets	7,565	7,369

Total current assets	244,067	225,230
Property, plant and equipment, net	283,496	284,957
Goodwill	154,354	154,365
Intangible assets	68,874	70,532
Deferred income taxes	2,816	3,737
Other assets	17,480	14,805

Total assets	$771,087	$753,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,206	$55,294
Accrued liabilities	62,436	71,562
Current portion of long-term debt	4,175	1,489

Total current liabilities	125,817	128,345
Long-term debt	384,812	11,047
Pension and postretirement obligations	106,669	142,758
Other liabilities	67,061	71,049

Total liabilities	684,359	353,199

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,091,947 and 10,098,570 shares at March 31, 2005 and December 31, 2004, respectively	80,534	271,690
Unearned compensation	(1,444)	(2,123)
Warrants	8,361	8,361
Accumulated other comprehensive loss	(929)	(886)
Retained earnings	220	123,385
Treasury stock, at cost: 765 shares at March 31, 2005	(14)	—

Total equity	86,728	400,427

Total liabilities and equity	$771,087	$753,626

See the accompanying notes to the consolidated financial statements.

GENTEK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,027)	$10,991
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	11,012	10,145
Pension curtailment gain	—	(14,840)
Net loss (gain) on disposition of long-term assets	9	(2,968)
Long-term incentive plan costs, net	440	—
Increase in receivables	(17,160)	(12,928)
Increase in inventories	(3,357)	(428)
Decrease in deferred tax assets	2,604	6,937
Increase in accounts payable	4,088	5,221
Decrease in accrued liabilities	(11,794)	(4,304)
Decrease in other liabilities and assets, net	(32,373)	(15,785)

Net cash used for continuing operations	(47,558)	(17,959)
Net cash used for discontinued operations	—	(243)

Net cash used for operating activities	(47,558)	(18,202)

Cash flows from investing activities:
Capital expenditures	(7,779)	(5,361)
Proceeds from sales or disposals of long-term assets	57	3,113
Other investing activities	—	(45)

Net cash used for investing activities	(7,722)	(2,293)

Cash flows from financing activities:
Proceeds from long-term debt	401,354	12,989
Repayment of long-term debt	(35,556)	(27)
Dividends	(310,334)	—
Acquisition of treasury stock	(14)	—

Net cash provided by financing activities	55,450	12,962

Effect of exchange rate changes on cash	(114)	(47)

Increase (decrease) in cash and cash equivalents	56	(7,580)
Cash and cash equivalents at beginning of period	9,826	26,646

Cash and cash equivalents at end of period	$9,882	$19,066

Supplemental information:
Cash paid for income taxes	$1,842	$1,335

Cash paid for interest	$824	$4,272

See the accompanying notes to the consolidated financial statements.

GENTEK INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2005

(In thousands, except per share data)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2004	$271,690	$(2,123)	$8,361	$—	$(886)	$123,385	$400,427
Components of comprehensive income:
Net income	—	—	—	—	—	(1,027)	(1,027)
Foreign currency translation adjustments (net of tax of $(49))	—	—	—	—	(75)	—	(75)
Change in unrealized gain on derivative instruments (net of tax of $21)	—	—	—	—	32	—	32

Comprehensive income							(1,070)
Long-term incentive plan, net	(239)	679	—	—	—	—	440
Dividends ($31.00 per share)	(190,917)	—	—	—	—	(122,138)	(313,055)
Purchase of treasury stock	—	—	—	(14)	—	—	(14)

Balance at March 31, 2005	$80,534	$(1,444)	$8,361	$(14)	$(929)	$220	$86,728

See the accompanying notes to the consolidated financial statements.

GENTEK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. and recognized a gain of $185,044. Accordingly, the business has been classified as discontinued operations. See Note 11.

On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8,400. As part of the transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share is not material. Revenues from the supply agreement were $41,889 for the three-month period ended March 31, 2005.

On December 27, 2004, the Company paid a special dividend of $7.00 per common share, totaling approximately $70,690, which was funded primarily from excess cash generated from the sale of the Company’s KRONE communications business.

On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common share which was paid on March 16, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility. In connection with the closing of the new financing, the Company recorded a charge in interest expense of $3,030 to write-off deferred financing costs of its then-existing debt facility which was terminated.

Note 2 – Summary of Significant Accounting Policies

Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

GENTEK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,

	2005	2004

Net income (loss) as reported	$(1,027)	$14,805
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65)	—

Pro forma net income (loss)	$(1,092)	$14,805

Income (loss) per share:
Basic – as reported	$(0.10)	$1.48

Basic – pro forma	$(0.11)	$1.48

Diluted – as reported	$(0.10)	$1.48

Diluted – pro forma	$(0.11)	$1.48

For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions (not applicable for 2005 as there were no grants made):

2004

Dividend yield	—
Expected volatility	50%
Risk-free interest rate	2.32%
Expected holding period (in years)	4
Weighted average fair value	$14.82

Certain prior-period amounts have been reclassified to conform with the current presentation.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. In April 2005, the Securities and Exchange Commission adopted a final rule amending the effective date. The provisions of this statement are effective for financial statements issued for the first interim period of the first fiscal year beginning after June 15, 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company’s financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

Note 3 – Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was $1,070 and $15,216, respectively.

GENTEK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(unaudited)

Note 4 – Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted stock, using the treasury stock method.

The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,

	2005	2004

Basic earnings per common share:
Weighted average common shares outstanding	10,000,364	10,000,000

Diluted earnings per common share:
Weighted average common shares outstanding	10,000,364	10,000,000
Warrants, options and restricted stock	—	—

Total	10,000,364	10,000,000

For the three months ended March 31, 2005 and 2004, potentially dilutive securities totaling 3,188,000 and 2,094,645, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Additional Financial Information

Cash and cash equivalents

Included in cash and cash equivalents at March 31, 2005 is a deposit of $2,729 made by the Company that the Company intends to restrict the use of only for the purpose of paying dividends previously declared on restricted stock issued to directors and certain executives. Payments are expected to be made through March 2006 subject to vesting requirements.

	March 31, 2005	December 31, 2004

Inventories
Raw materials	$31,481	$32,394
Work in process	10,226	9,630
Finished products	36,706	32,493
Supplies and containers	1,093	1,657

	$79,506	$76,174

GENTEK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(unaudited)

Note 6 – Long-Term Debt

	Maturities	March 31, 2005	December 31, 2004

$60,000 revolving credit facility – floating rates	2010	$14,000	$—

First lien term loan – floating rates	2011	235,000	—
Second lien term loan – floating rates	2012	135,000	—
$125,000 revolving credit facility – floating rates	2008	—	6,500
Other debt – various	2005-2018	4,987	6,036

Total debt		388,987	12,536
Less: Current portion		4,175	1,489

Net long-term debt		$384,812	$11,047

On February 28, 2005, the Company closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility (the “Credit Facilities”). The term loans include a $235,000 first lien loan due in March 2011 with an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135,000 second lien loan due March 2012 with an interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. The $60,000 revolving credit facility matures in March 2010 and carries an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. The first lien term loan is subject to amortization of $2,350 per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. A portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures.

In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s $125,000 revolving credit facility were repaid and the underlying credit agreement was terminated.

Note 7 – Capital Stock

The Company has the following warrants outstanding:

		March 31, 2005		December 31, 2004

	Expiration Date	Number of shares covered	Exercise Price	Number of shares covered	Exercise Price

Tranche B	November 10, 2008	1,998,129	$19.98	717,531	$55.65
Tranche C	November 10, 2010	975,886	$22.03	350,442	$61.35

The terms of the warrants provide for the number of shares covered by the warrants and the exercise prices to be adjusted in the case of certain events, including dividends. During March, 2005, the Company paid a special dividend of $31.00 per share, and the number of shares covered by the warrants and their exercise prices were adjusted pursuant their terms.

GENTEK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(unaudited)

Note 8 – Segment Information

The Company has changed the name of the former “performance products” segment to “performance chemicals,” to more appropriately describe this segment’s business. Industry segment information is summarized as follows:

	Three Months Ended March 31,

	2005	2004

Net Revenues
Manufacturing	$146,800	$113,977
Performance chemicals	76,169	75,505
Corporate and other	3,307	3,448

Consolidated	$226,276	$192,930

	Three Months Ended March 31,

	2005	2004 (1)

Operating Profit (Loss)
Manufacturing	$2,292	$11,131
Performance chemicals	5,016	11,759
Corporate and other	(4,402)	(838)

Consolidated	2,906	22,052
Interest expense	5,148	4,439
Other (income) expense, net	167	(1,718)

Consolidated income (loss) from continuing operations before income taxes	$(2,409)	$19,331

(1)	Includes pension curtailment gains of $1,685 in the manufacturing segment, $11,656 in the performance chemicals segment, and $1,499 in corporate and other.
	Three Months Ended March 31,

	2005	2004

Capital Expenditures
Manufacturing	$3,353	$1,585
Performance chemicals	4,426	3,611
Corporate and other	—	165

Consolidated	$7,779	$5,361

	Three Months Ended March 31,

	2005	2004

Depreciation and Amortization
Manufacturing	$6,518	$5,887
Performance chemicals	4,159	3,990
Corporate and other	335	268

Consolidated	$11,012	$10,145

GENTEK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(unaudited)

	March 31, 2005	December 31, 2004

Identifiable Assets
Manufacturing	$463,922	$453,906
Performance chemicals(1)	273,954	275,155
Corporate and other	33,211	24,565

Consolidated	$771,087	$753,626

(1)	Includes equity method investments of $354 and $339, respectively.

Note 9 – Restructuring and Impairment Charges

During the first quarter of 2005, the Company initiated actions to close one facility in its manufacturing segment and one facility included in corporate and other businesses. In addition, the Company initiated a workforce reduction affecting corporate employees. During 2004, the Company initiated actions to close one facility in its manufacturing segment and two facilities in its performance chemicals segment. In addition, the Company initiated a workforce reduction affecting its corporate and other businesses. The Company expects to substantially complete implementation of these restructuring actions by the end of 2005. The following tables summarize the Company’s expected costs and accruals for these restructuring actions:

	Manufacturing	Performance Chemicals	Corporate & Other	Total

Employee Termination Costs
Costs incurred in prior periods	$1,265	$8,365	$350	$9,980
Costs incurred in current period	374	106	2,761	3,241
Costs anticipated to be incurred in the future	77	—	594	671

Total costs expected to be incurred	$1,716	$8,471	$3,705	$13,892

Accrual balance at December 31, 2004	$207	$944	$277	$1,428
Provisions	374	106	2,761	3,241
Amounts paid	(261)	(538)	(402)	(1,201)

Accrual balance at March 31, 2005	$320	$512	$2,636	$3,468

	Manufacturing	Performance Chemicals	Corporate & Other	Total

Facility Exit Costs
Costs incurred in prior periods	$430	$14,253	$—	$14,683
Costs incurred in current period	481	677	129	1,287
Costs anticipated to be incurred in the future	451	500	681	1,632

Total costs expected to be incurred	$1,362	$15,430	$810	$17,602

Accrual balance at December 31, 2004	$—	$843	$—	$843
Provisions	481	677	129	1,287
Amounts paid	(481)	(1,481)	(129)	(2,091)

Accrual balance at March 31, 2005	$—	$39	$—	$39

GENTEK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per share data)

(unaudited)

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended March 31,

	2005	2004

Pension Benefits
Service cost	$400	$1,375
Interest cost	3,190	3,501
Expected return on plan assets	(3,452)	(2,755)
Amortization of net:
Prior service cost	19	—

Net periodic benefit cost	$157	$2,121

	Three Months Ended March 31,

	2005	2004

Other Postretirement Benefits
Service cost	$263	$364
Interest cost	707	1,091
Expected return on plan assets	—	—
Amortization of net:
Prior service cost	(683)	—
Gain	(37)	—

Net periodic benefit cost	$250	$1,455

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

During the first quarter of 2005, the Company contributed $35,804 to its pension plan trusts and expects to make additional contributions to foreign pension plans of approximately $1,200 during the remainder of 2005.

Note 11 – Discontinued Operations

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

GENTEK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

(Dollars in thousands, except per share data)

(unaudited)

The businesses included in discontinued operations had revenues of $83,896 and pretax profit of $6,248 for the three months ended March 31, 2004. The businesses were formerly reported as part of the communications segment, which is no longer a reportable segment as a result of the reclassification of this business to discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $15 million was recognized during the first quarter of 2004.

On May 18, 2004 the Company sold its KRONE communications business to ADC Telecommunications, Inc. Accordingly, all financial information included herein has been reclassified to reflect the KRONE communications business as discontinued operations. Net proceeds from the transaction of approximately $291 million were used to repay the Company’s then-outstanding Senior Term Loan Agreement in full, and the related loan agreement was terminated. Consummation of this transaction triggered the contingent redemption feature of the Company’s tranche A warrants. The Company made the required payment of $8.4 million ($7.13 per warrant) on June 30, 2004, and the tranche A warrants expired.

On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million. As part of the transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. Revenues from the supply agreement were $42 million for the three-month period ended March 31, 2005.

On December 27, 2004, the Company paid a special dividend of $7.00 per common share, totaling approximately $71 million, which was funded primarily from excess cash generated from the sale of the Company’s KRONE communications business.

On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common share which was paid on March 16, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility. The Company used approximately $310 million, which is net of $3 million of dividends remaining to be paid, of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes. In connection with the closing of the new financing, the Company recorded a charge in interest expense of approximately $3 million to write-off deferred financing costs of its then-existing debt facility. The payment of the two special dividends and the closing on the financing reflect the completion of a recapitalization of the Company. The two dividends provided substantial value to holders of the Company’s common stock. In addition, the Company believes these actions established a more appropriate capital structure for GenTek that allows the Company to continue to invest in its core businesses. Prior to the recapitalization, the Company’s balance sheet was substantially debt-free. By leveraging the Company, GenTek believes it has better positioned the Company to realize increased returns for its shareholders.

Results of Operations

The following table sets forth certain line items from our Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,

	2005		2004

	(Dollars in millions)
Net revenues	$226.2	100%	$192.9	100%
Cost of sales	198.7	88	163.2	85
Selling, general and administrative expense	20.1	9	21.5	11
Restructuring and impairment charges	4.5	2	0.9	—
Pension curtailment gain	—	—	14.8	7

Operating profit (loss)	2.9	1	22.1	11
Interest expense	5.1	2	4.5	2
Interest income	0.1	—	0.1	—
Reorganization items	—	—	—	—
Other (income) expense, net	0.3	—	(1.6)	(1)
Income tax provision (benefit)	(1.4)	(1)	8.3	4

Income (loss) from continuing operations	(1.0)	—	11.0	6
Income from discontinued operations	—	—	3.8	2

Net income	$(1.0)	—%	$14.8	8%

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net revenues were $226 million for the three-month period ended March 31, 2005 compared with $193 million for the prior year. This increase is due primarily to higher sales in the manufacturing segment as the result of higher sales in the appliance and electronics market of $37 million, partially offset by lower sales volume in the Company’s North American automotive customer base of $4 million. The increase in revenues in the appliance and electronics market was principally driven by the acquisition of a wire harness and subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004. The decrease in revenues in the automotive market reflects the impact of lower sales volumes.

Gross profit was $28 million for the three-month period ended March 31, 2005 as compared with $30 million for the prior year. This decrease is principally due to lower gross profit in the manufacturing segment of $4 million, partially offset by higher gross profit in the performance chemicals segment of $3 million. In the manufacturing segment, lower gross profits were due the impact of lower automotive volumes and higher raw material costs. Gross profit as a percentage of sales decreased because of the preceding factors along with the incremental revenues related to the Whirlpool transaction generating significantly lower gross profit margins than other existing business. The increase in performance chemicals gross profit is principally due to the impact of the pass through of previously incurred higher raw material costs in the water chemical product line, lower plant spending in the sulfur products business, and plant cost savings net of lost revenue of $1 million due to the closure of the Company’s Delaware Valley Works North Plant.

Selling, general and administrative expense was $20 million for the three-month period ended March 31, 2005, compared to $21 million in the prior year. This decrease is primarily attributable to lower pension and other post-retirement benefits expense as well as headcount reductions.

Restructuring and impairment charges were $5 million for the three-month period ended March 31, 2005 as compared with $1 million being recorded during the first quarter of 2004. The charges recorded in 2005 are associated with the closure of two production facilities, a headcount reduction and continuing costs from activities initiated during 2004.

During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $15 million was recognized during the first quarter of 2004.

Operating income was $3 million for the three-month period ended March 31, 2005 as compared with an operating income of $22 million for the prior year. This decrease was principally due to impact of the abovementioned pension curtailment gain and the higher restructuring charges recorded during the first quarter of 2005.

Interest expense was $5 million for the three-month period ended March 31, 2005, which includes a charge of $3 million to write-off deferred financing costs for debt retired during the period.

Included in other (income)/expense, net for the three-month period ended March 31, 2004 is a gain of $3 million from the sale of the Company’s minority interest in its joint venture with Esseco S.P.A.

Income from discontinued operations was $4 million for the three-month period ended March 31, 2004, reflecting the impact of the KRONE communications business, which was sold on May 18, 2004.

Results of Operations by Segment

	Three Months Ended March 31,

	2005	2004

Net Revenues	(In millions)
Manufacturing	$146.8	$114.0
Performance chemicals	76.2	75.5
Corporate and other	3.3	3.4

Total	$226.3	$192.9

	Three Months Ended March 31,

	2005 (1)	2004 (2)

Operating Profit (Loss)	(In millions)
Manufacturing	$2.3	$11.1
Performance chemicals	5.0	11.8
Corporate and other	(4.4)	(0.8)

Total	$2.9	$22.1

(1)	Includes restructuring and impairment charges of $0.9 million in the manufacturing segment, $0.8 million in the performance chemicals segment and $2.8 million in corporate and other.

(2)

Includes restructuring and impairment charges of $1.0 in the performance chemicals segment. Also includes pension curtailment gains of $1.7 in the manufacturing segment, $11.7 in the performance chemicals segment and $1.5 in corporate and other.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Manufacturing Segment

Net revenues for the manufacturing segment were $147 million for the three-month period ended March 31, 2005 as compared to $114 million for the comparable prior-year period. This increase is principally due to higher sales in the appliance and electronics market of $37 million, partially offset by lower sales volume in the Company’s North American automotive customer base of $4 million. The increase in revenues in the appliance and electronics market was principally driven by the acquisition of a wire harness and subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004. The decrease in revenues in the automotive market reflects the impact of lower sales volumes. Gross profit was $15 million for the three-month period ended March 31, 2005, compared to $19 million for the comparable prior year period due to the impact of lower automotive volumes and higher raw material costs. Gross profit as a percentage of sales decreased because of the preceding factors along with the incremental revenues related to the Whirlpool transaction generating significantly lower gross profit margins than other existing business. Selling, general and administrative expense was $12 million for the three-month period ended March 31, 2005 compared to $10 million for the comparable prior-year period principally due to higher allocated corporate expenses due to the sale of the communications business and the acquisition of a wire harness and subassembly manufacturing facility. Operating income for the three-month period ended March 31, 2005 was $2 million as compared to $11 million for the prior-year period. This decrease is principally due to the lower gross profit and higher selling, general and administrative expense described above and a $2 million pension curtailment gain in 2004.

Performance Chemicals Segment

Net revenues for the performance chemicals segment were $76 million for the three-month period ended March 31, 2005, essentially level with revenues for the comparable prior-year period. Higher sales in the water chemical and personal care product lines of $3 million and $1 million, respectively, were substantially offset by lower sales in the Company’s fine chemical product line of $3 million. The decrease in revenues in the fine chemicals product line reflects the impact of shutdown of the Company’s Delaware Valley Works North Plant in January 2005 and the impact of the restructuring of the sulfur derivatives business in 2004. Gross profit was $13 million for the three-month period ended March 31, 2005 as compared to $10 million for the prior-year period. The increase in gross profit is principally due to the impact of the pass through of previously incurred higher raw material costs in the water chemical product line, lower plant spending in the sulfur products business, and cost savings net of lost revenue of $1 million due to the closure of the Delaware Valley Works North Plant. Selling, general and administrative expense was $8 million for the three-month period ended March 31, 2005, compared with $9 million during the prior year period. This decrease was principally due to lower pension and other post-retirement benefits costs as well as headcount reductions partially offset by higher allocated corporate expenses due to the sale of the communications business. Restructuring and impairment charges were $1 million for the three-month period ended March 31, 2005, which approximated the prior-year level. Operating income was $5 million for the three-month period ended March 31, 2005 as compared to $12 million for the prior year period. This decrease is principally due to a $12 million pension curtailment gain recorded in 2004, partially offset by the above-mentioned higher gross profit and lower selling, general and administrative expense.

Corporate and Other

Net revenues, which reflect sales of the Company’s printing plate product line, were substantially unchanged for the quarter. The increase in the operating loss reflects $3 million of restructuring charges incurred with respect to the Company’s plan to exit the printing plate business and for a corporate headcount reduction, the effect of a $1 million pension curtailment gain in 2004 offset by lower corporate spending of $1 million.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $10 million at March 31, 2005, unchanged from December 31, 2004. Significant cash flows during the period included cash used by operating activities of $48 million, capital expenditures of $8 million, dividend payments of $310 million, offset by borrowings of $366 million. Cash used for operating activities includes contributions made to pension plans of $36 million.

The Company had working capital of $118 million at March 31, 2005 as compared with working capital of $97 million at December 31, 2004. This increase in working capital principally reflects higher accounts receivable balances and inventories and lower accrued liabilities partially offset by higher accounts payable principally due to typical seasonal variations.

Cash payments for employee termination costs and facility exit costs totaled $3 million in the three months ended March 31, 2005. Management expects that cash outlays related to these actions will be substantially completed by the end of 2005. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common which was paid on March 16, 2005. Also, on February 28, 2005, the Company closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility (the “Credit Facilities”). The term loans include a $235 million first lien loan due in March 2011 with an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135 million second lien loan due March 2012 with an interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. The $60 million revolving credit facility matures in March 2010 and carries an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. The first lien term loan is subject to amortization of $2.35 million per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Company used approximately $310 million, which is net of $3 million of dividends remaining to be paid, of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures. At March 31, 2005, the Company was in compliance with the covenants in the Credit Facilities. In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-existing $125 million revolving credit facility were repaid and the underlying credit agreement was terminated.

In April 2005, the Company entered into two no-cost interest rate collar agreements, effectively hedging $185 million of its LIBOR-based floating rate term debt for five years. As a result of entering into the agreements, the interest rate to be paid by the Company relating to the hedged portion of its debt will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent.

During the first three months of 2005, the Company contributed $36 million to its pension plan trusts, of which $35 million is in excess of required contribution amounts, and expects to make approximately $1 million of additional required contributions to foreign pension plans during the remainder of the year. Under current assumptions, this accelerated funding is expected to substantially reduce the amount of any cash contributions the Company is required to make during 2006 and 2007.

The Company has not entered into any off-balance financing arrangements.

During the first three months of 2005, the Company made $8 million of capital expenditures and expects to make approximately $25-28 million during the remainder of the year.

Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements during 2005.

Contractual Obligations

In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-existing $125 million revolving credit facility were repaid and the underlying credit agreement was terminated. At December 31, 2004, there was $6,500 outstanding under this facility which was included in the contractual obligations table in the Company’s annual report on Form 10-K under long-term debt, with payments due in 2008. At March 31, 2005, there was $284,000 outstanding under the Credit Facilities, which require payments of $2,350 per year for five years, with the remainder due after 5 years.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. In April 2005, the Securities and Exchange Commission adopted a final rule amending the effective date. The provisions of this statement are effective for financial statements issued for the first interim period of the first fiscal year beginning after June 15, 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company’s financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

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

Richmond Litigation

On April 22, 2005 an order was entered substantially granting the Company’s motion to dismiss a majority portion of the original 73,000 proofs of claim so that approximately 25,000 claims remain. Certain Richmond claimants commenced an action in California State Court against, among others, third parties that the Richmond claimants allege to have received fraudulent transfers of the Company’s assets or aided in such transfers. The Company believes that the fraudulent transfer claims and causes of action asserted in the state law complaint are foreclosed by the Company’s Plan of Reorganization and certain Bankruptcy Court orders, including the order confirming the Plan of Reorganization. Accordingly, the Company has recently filed a motion with the Bankruptcy Court, scheduled to be heard May 18, 2005, seeking to enforce the Plan of Reorganization and Bankruptcy Court orders to preclude the continued prosecution of the asserted fraudulent transfer claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.	Defaults Upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

NONE

Item 5.	Other Information.

NONE

Item 6.	Exhibits.

	Exhibit No.	Description

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

10.2	GenTek Inc. 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.3	GenTek Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission).

10.4	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.5	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

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

10.8	Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Amendment to Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.10	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Emergence Shares Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.13	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.14	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.15	Retention Agreement with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.16	Form of Letter Agreement and Term Sheet (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.17

Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.18

First Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.19

Second Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

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

GENTEK INC.

Registrant

Date May 10, 2005	/s/	Richard R. Russell

Richard R. Russell President and Chief Executive Officer and Director (Principal Executive Officer)

Date May 10, 2005	/s/	Matthew M. Walsh

Matthew M. Walsh Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)