Form 10-Q
period 2005-06-30
GENTEK INC
filed 2005-08-10
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-14789

GENTEK INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0505547
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 East Halsey Road Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

The number of outstanding shares of the Registrant’s Common Stock as of July 29, 2005 was 10,089,478.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net revenues	$225,879	$198,167	$448,848	$387,649
Cost of sales	192,896	169,139	387,727	329,071
Selling, general and administrative expense	19,474	21,553	39,204	42,261
Restructuring and impairment charges	1,130	6,072	4,394	7,044
Pension curtailment gain	—	—	—	13,414

Operating profit	12,379	1,403	17,523	22,687
Interest expense	7,667	2,686	12,815	7,125
Interest income	88	87	197	168
Other (income) expense, net	1,120	564	1,401	(1,069)

Income (loss) from continuing operations before income taxes	3,680	(1,760)	3,504	16,799
Income tax provision (benefit)	2,232	(163)	1,773	7,874

Income (loss) from continuing operations	1,448	(1,597)	1,731	8,925
Income (loss) from discontinued operations (net of tax of $(311), $82,979, $(1,233) and $85,716 for the three and six month periods ended June 30, 2005 and 2004, respectively)	(472)	186,715	(1,782)	190,998

Net income (loss)	$976	$185,118	$(51)	$199,923

Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.14	$(0.16)	$0.17	$0.89
Income (loss) from discontinued operations	(0.05)	18.67	(0.18)	19.10

Net income (loss)	$0.10	$18.51	$(0.01)	$19.99

Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$0.14	$(0.16)	$0.17	$0.89
Income (loss) from discontinued operations	(0.05)	18.65	(0.18)	19.09

Net income (loss)	$0.10	$18.49	$(0.01)	$19.98

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$8,503	$9,847
Receivables, net	123,692	115,858
Inventories	80,940	73,393
Deferred income taxes	12,353	13,178
Other current assets	13,337	7,361

Total current assets	238,825	219,637
Property, plant and equipment, net	277,801	283,051
Goodwill	154,336	154,365
Intangible assets	67,218	70,532
Deferred income taxes	3,012	3,433
Assets held for sale	3,556	8,765
Other assets	15,027	13,843

Total assets	$759,775	$753,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,051	$54,617
Accrued liabilities	67,878	70,213
Current portion of long-term debt	4,181	1,489

Total current liabilities	127,110	126,319
Long-term debt	370,158	11,047
Pension and postretirement obligations	105,676	139,706
Liabilities of discontinued businesses	1,773	5,078
Other liabilities	67,178	71,049

Total liabilities	671,895	353,199

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,094,669 and 10,098,570 shares at June 30, 2005 and December 31, 2004, respectively	80,117	271,690
Unearned compensation	(652)	(2,123)
Warrants	8,361	8,361
Accumulated other comprehensive loss	(1,056)	(886)
Retained earnings	1,196	123,385
Treasury stock, at cost: 5,191 shares at June 30, 2005	(86)	—

Total equity	87,880	400,427

Total liabilities and equity	$759,775	$753,626

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$(51)	$199,923
Adjustments to reconcile net income (loss) to net cash used for operating activities:
(Income) loss from discontinued operations	1,782	(190,998)
Depreciation and amortization	23,108	21,361
Pension curtailment gain	—	(13,414)
Net gain on disposition of long-term assets	(1,734)	(1,176)
Long-term incentive plan costs, net	815	707
Increase in receivables	(7,584)	(16,086)
Increase in inventories	(7,598)	(2,035)
Decrease in deferred tax assets	1,194	7,394
Increase in accounts payable	852	7,790
Decrease in accrued liabilities	(6,344)	(31,642)
Decrease in other liabilities and assets, net	(32,292)	(1,196)

Net cash used for continuing operations	(27,852)	(19,372)
Net cash provided by discontinued operations	1,912	7,694

Net cash used for operating activities	(25,940)	(11,678)

Cash flows from investing activities:
Capital expenditures	(14,129)	(10,307)
Proceeds from sales or disposals of long-term assets	1,136	5,150
Purchase of short-term investments	(2,229)	—
Proceeds from sale of business, net	—	291,632
Acquisition of business, net of cash acquired*	—	(3,649)
Other investing activities	—	(13)

Net cash provided by (used for) investing activities	(15,222)	282,813

Cash flows from financing activities:
Proceeds from long-term debt	404,581	23,766
Repayment of long-term debt	(53,712)	(274,053)
Redemption of tranche A warrants	—	(8,365)
Dividends	(310,742)	—
Acquisition of treasury stock	(86)	—

Net cash provided by (used for) financing activities	40,041	(258,652)

Effect of exchange rate changes on cash	(223)	(71)

Increase (decrease) in cash and cash equivalents	(1,344)	12,412
Cash and cash equivalents at beginning of period	9,847	26,701

Cash and cash equivalents at end of period	$8,503	$39,113

Supplemental information:
Cash paid (refunded) for income taxes	$(4,270)	$6,837

Cash paid for interest	$4,808	$8,055

*Acquisition of business net of cash acquired:
Working capital, other than cash	$—	$(2,623)
Property, plant and equipment	—	(3,466)
Other assets	—	(970)
Noncurrent liabilities	—	3,410

Cash used to acquire business	$—	$(3,649)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2005
(In thousands, except per share data)
(unaudited)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at December 31, 2004	$271,690	$(2,123)	$8,361	$—	$(886)	$123,385	$400,427
Components of comprehensive income:
Net income (loss)	—	—	—	—	—	(51)	(51)
Foreign currency translation adjustments (net of tax of $(108))	—	—	—	—	(165)	—	(165)
Change in unrealized loss on derivative instruments (net of tax of $(4))	—	—	—	—	(5)	—	(5)

Comprehensive loss							(221)
Long-term incentive plan, net	(656)	1,471	—	—	—	—	815
Dividends ($31.00 per share)	(190,917)	—	—	—	—	(122,138)	(313,055)
Purchase of treasury stock	—	—	—	(86)	—	—	(86)

Balance at June 30, 2005	$80,117	$(652)	$8,361	$(86)	$(1,056)	$1,196	$87,880

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

                The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

                On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. and recognized a gain of $185,044. Accordingly, the business has been classified as discontinued operations. See Note 11.

                On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8,400. As part of the transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share is not material. Revenues from the supply agreement were $78,796 for the six-month period ended June 30, 2005.

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

                During the second quarter of 2005, the Company ceased operations of its printing plate business. Accordingly, this business has been classified as discontinued operations. See Note 11.

Note 2 – Summary of Significant Accounting Policies

                Compensation cost for stock-based employee compensation plans is recognized using the intrinsic value method. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value based method to recognize stock-based employee compensation.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income (loss) as reported	$976	$185,118	$(51)	$199,923
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(56)	(99)	(176)	(99)

Pro forma net income (loss)	$920	$185,019	$(227)	$199,824

Income (loss) per share:
Basic – as reported	$0.10	$18.51	$(0.01)	$19.99

Basic – pro forma	$0.09	$18.50	$(0.02)	$19.98

Diluted – as reported	$0.10	$18.49	$(0.01)	$19.98

Diluted – pro forma	$0.09	$18.48	$(0.02)	$19.97

                For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Dividend yield	—	—
Expected volatility	24%	50%
Risk-free interest rate	3.75%	2.32%
Expected holding period (in years)	4	4
Weighted average fair value	$2.78	$14.82

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

Note 3 – Comprehensive Income (Loss)

                Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended June 30, 2005 and 2004 was $849 and $183,652,

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

respectively.  Total comprehensive income (loss) for the six months ended June 30, 2005 and 2004 was $(221) and $198,868, respectively.

Note 4 – Earnings Per Share

                The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted stock, using the treasury stock method.

                The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Basic earnings per common share:
Weighted average common shares outstanding	10,025,987	10,000,000	10,013,152	10,000,000

Diluted earnings per common share:
Weighted average common shares outstanding	10,025,987	10,000,000	10,013,152	10,000,000
Warrants, options and restricted stock	50,130	13,496	61,342	7,408

Total	10,076,117	10,013,496	10,074,494	10,007,408

                For the three months ended June 30, 2005 and 2004, potentially dilutive securities totaling 2,973,997 and 2,094,645, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the six months ended June 30, 2005 and 2004, potentially dilutive securities totaling 2,973,997 and 921,461, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Inventories

	June 30, 2005	December 31, 2004

Raw materials	$32,809	$30,908
Work in process	9,685	9,048
Finished products	37,352	31,827
Supplies and containers	1,094	1,610

	$80,940	$73,393

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 6 – Long-Term Debt

	Maturities	June 30, 2005	December 31, 2004

$60,000 revolving credit facility – floating rates	2010	$—	$—
First lien term loan – floating rates	2011	234,413	—
Second lien term loan – floating rates	2012	135,000	—
$125,000 revolving credit facility – floating rates	2008	—	6,500
Other debt – various	2005-2018	4,926	6,036

Total debt		374,339	12,536
Less: Current portion		4,181	1,489

Net long-term debt		$370,158	$11,047

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

Note 7 – Capital Stock

                The Company has the following warrants outstanding:

		June 30, 2005		December 31, 2004

	Expiration Date	Number of shares covered	Exercise Price	Number of shares covered	Exercise Price

Tranche B	November 10, 2008	1,998,129	$19.98	717,531	$55.65
Tranche C	November 10, 2010	975,868	$22.03	350,442	$61.35

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

                The terms of the warrants provide for the number of shares covered by the warrants and the exercise prices to be adjusted in the case of certain events, including certain dividends. During March, 2005, the Company paid a special dividend of $31.00 per share, and the number of shares covered by the warrants and their exercise prices were adjusted pursuant their terms.

                During 2005, 18 shares of common stock were issued upon the exercise of Tranche C warrants.

Note 8 – Segment Information

                The Company has changed the name of the former “performance products” segment to “performance chemicals,” to more appropriately describe this segment’s business. Industry segment information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net Revenues
Manufacturing	$141,426	$116,492	$288,226	$230,469
Performance chemicals	84,453	81,675	160,622	157,180

Consolidated	$225,879	$198,167	$448,848	$387,649

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Operating Profit (Loss)
Manufacturing	$4,463	$4,555	$6,755	$15,686
Performance chemicals	10,426	(564)	15,442	11,195
Corporate	(2,510)	(2,588)	(4,674)	(4,194)

Consolidated	12,379	1,403	17,523	22,687
Interest expense	7,667	2,686	12,815	7,125
Other (income) expense, net	1,032	477	1,204	(1,237)

Consolidated income (loss) from continuing operations before income taxes	$3,680	$(1,760)	$3,504	$16,799

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Capital Expenditures
Manufacturing	$2,870	$1,462	$6,223	$3,047
Performance chemicals	3,480	3,649	7,906	7,260

Consolidated	$6,350	$5,111	$14,129	$10,307

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Depreciation and Amortization
Manufacturing	$7,203	$6,626	$13,721	$12,513
Performance chemicals	4,522	4,511	8,681	8,501
Corporate	432	188	706	347

Consolidated	$12,157	$11,325	$23,108	$21,361

	June 30, 2005	December 31, 2004

Identifiable Assets
Manufacturing	$458,920	$453,906
Performance chemicals(1)	277,788	274,193
Assets held for sale	3,556	8,765
Corporate	19,511	16,762

Consolidated	$759,775	$753,626

(1)     Includes equity method investments of $362 and $339, respectively.

Note 9 – Restructuring and Impairment Charges

              During the first six months of 2005, the Company initiated actions to close one facility in its manufacturing segment. In addition, the Company initiated a workforce reduction affecting corporate and performance chemicals employees. The Company expects to substantially complete implementation of these restructuring actions by the end of 2005. The following tables summarize the Company’s expected costs and accruals for these restructuring actions along with restructuring actions initiated in prior years:

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$1,265	$8,365	$132	$9,762
Costs incurred in current period	600	178	1,828	2,606
Costs anticipated to be incurred in the future	—	—	17	17

Total costs expected to be incurred	$1,865	$8,543	$1,977	$12,385

Accrual balance at December 31, 2004	$207	$944	$116	$1,267
Provisions	600	178	1,828	2,606
Amounts paid	(625)	(849)	(937)	(2,411)

Accrual balance at June 30, 2005	$182	$273	$1,007	$1,462

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$430	$14,253	$—	$14,683
Costs incurred in current period	692	1,096	—	1,788
Costs anticipated to be incurred in the future	136	175	—	311

Total costs expected to be incurred	$1,258	$15,524	$—	$16,782

Accrual balance at December 31, 2004	$—	$843	$—	$843
Provisions	692	1,096	—	1,788
Amounts paid	(692)	(1,926)	—	(2,618)

Accrual balance at June 30, 2005	$—	$13	$—	$13

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Pension Benefits
Service cost	$399	$504	$800	$1,780
Interest cost	3,189	3,151	6,377	6,498
Expected return on plan assets	(3,468)	(2,904)	(6,936)	(5,546)
Amortization of net:
Prior service cost	19	—	37	—

Net periodic benefit cost	$139	$751	$278	$2,732

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Other Postretirement Benefits
Service cost	$263	$363	$526	$727
Interest cost	667	1,090	1,374	2,181
Expected return on plan assets	—	—	—	—
Amortization of net:
Prior service cost	(818)	—	(1,501)	—
Gain	(27)	—	(64)	—

Net periodic benefit cost	$85	$1,453	$335	$2,908

                During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. This action resulted in a curtailment gain of $13,414. During the second quarter of 2004, the Company accrued $1,130 of contractual termination pension benefits, related to the closure of a plant, which was recorded as a component of restructuring and impairment charges.

                Effective June 1, 2005, the Company implemented plan amendments to one of its postretirement medical plans which cap the Company’s cost for providing these benefits at current levels. The effect of these changes was a reduction to the accumulated postretirement benefit obligation of $7,730 which will be amortized as a component of net periodic postretirement benefit cost over the average remaining service period until full eligibility of active plan participants.

                During the first six months of 2005, the Company contributed $36,158 to its pension plan trusts and expects to make additional contributions to foreign pension plans of approximately $800 during the remainder of 2005.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
(Dollars in thousands, except per share data)
(unaudited)

Note 11 – Discontinued Operations

                On May 18, 2004, the Company sold its KRONE communications business. The transaction resulted in a gain of $185,044, net of a tax provision of $81,115 of which $5,560 represents the current or cash portion and $75,555 represents the deferred portion. The net gain is included in income from discontinued operations.

                During the second quarter of 2005, the Company ceased operations of its printing plate business. The business had become unprofitable as it has experienced severe competitive pressures over the last several years and has been hurt by a continued shift in technology in the printing plate market. The carrying amount of the major classes of assets and liabilities of the business are as follows:

	June 30, 2005	December 31, 2004

Current assets	$1,871	$5,594
Property, plant and equipment	1,155	1,906
Other assets	—	303
Current liabilities	1,773	2,026
Non-current liabilities	432	3,051

                The businesses included in discontinued operations had revenues of $699 and $50,484 and pretax profit (loss) of $(783) and $4,438 for the three months ended June 30, 2005 and 2004, respectively, and revenues of $4,007 and $137,829 and pretax profit (loss) of $(3,016) and $5,210 for the six months ended June 30, 2005 and 2004, respectively. The businesses were formerly reported as part of the communications segment, which is no longer a reportable segment as a result of the reclassification of these businesses to discontinued operations.

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

Overview

                We are a holding company whose subsidiaries manufacture industrial components and performance chemicals. We operate through two primary business segments: manufacturing and performance chemicals. Our products are frequently highly engineered and are important components of, or provide critical attributes to, our customers’ end products or operations. We operate over 60 manufacturing and production facilities located primarily in the U.S., Canada, Mexico and India. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

                During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $13 million was recognized during the first quarter of 2004.

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

                On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million. As part of the transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. Revenues from the supply agreement were $79 million for the six-month period ended June 30, 2005.

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

                During the second quarter of 2005, the Company ceased operations of its printing plate business. The business had become unprofitable as it has experienced severe competitive pressures over the last several years and has been hurt by a continued shift in technology in the printing plate market. Accordingly, all financial information included herein has been reclassified to reflect the business as discontinued operations.

                On August 9, 2005, the Company committed to closing its Southfield, Michigan administrative office and consolidating functions performed there in other facilities. This action is expected to be completed by the end of 2005. Costs expected to be incurred with respect to this action include employee termination costs of approximately $0.9 million, contract termination costs of approximately $0.5 million and other associated costs of approximately $0.1 million, totaling approximately $1.5 million. In addition, during August 2005, the Company announced plans to close one of its manufacturing facilities in Guelph, Ontario, Canada. Total costs expected to be incurred with respect to this action are approximately $0.4 million. Cash outlays related to these actions are expected to be substantially completed by the end of 2006, with the exception of a lease obligation that has payment terms extending beyond 2006. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations. In addition, asset impairment charges in connection with these actions are expected to be less than $1 million.

Results of Operations

                The following table sets forth certain line items from our Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	(Dollars in millions)				(Dollars in millions)
Net revenues	$225.9	100%	$198.2	100%	$448.8	100%	$387.6	100%
Cost of sales	192.9	85	169.1	85	387.7	86	329.1	85
Selling, general and administrative expense	19.5	9	21.6	11	39.2	9	42.3	11
Restructuring and impairment charges	1.1	—	6.1	3	4.4	1	7.0	2
Pension curtailment gain	—	—	—	—	—	—	13.4	3

Operating profit	12.4	5	1.4	1	17.5	4	22.6	6
Interest expense	7.7	3	2.7	1	12.8	3	7.1	2
Interest income	0.1	—	0.1	—	0.2	—	0.2	—
Other (income) expense, net	1.1	—	0.6	—	1.4	—	(1.1)	—
Income tax provision (benefit)	2.2	1	(0.2)	—	1.8	—	7.9	2

Income (loss) from continuing operations	1.4	1	(1.6)	(1)	1.7	—	8.9	2
Income (loss) from discontinued operations	(0.5)	—	186.7	94	(1.8)	—	191.0	49

Net income (loss)	$1.0	—%	$185.1	93%	$(0.1)	—%	$199.9	52%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

                Net revenues were $226 million for the three-month period ended June 30, 2005 as compared with $198 million for the prior year. This increase is primarily due to higher sales in the manufacturing segment as a result of higher sales in the appliance and electronics market of $32 million, partially offset by lower sales in the automotive market of $4 million. The increase in revenues in the appliance and electronics market was principally driven by the acquisition of a wire harness and subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004. The decrease in revenues in the automotive market reflects the impact of lower sales volumes to the Company’s North American automotive customer base.

                Gross profit was $33 million for the three-month period ended June 30, 2005 as compared with $29 million for the prior year. This increase is principally due to higher gross profit in the performance chemicals segment of $5 million, partially offset by lower gross profit in the manufacturing segment of $1 million. In the manufacturing segment, the decline in gross profits were due to the impact of lower automotive volumes and higher raw material costs. Gross profit as a percentage of sales decreased because of the preceding factors along with the incremental revenues related to the Whirlpool transaction generating significantly lower gross profit margins than other existing business. The increase in performance chemicals gross profit is principally due to the impact of the pass through of previously incurred higher raw material costs in the water chemical product line, an insurance recovery of $3 million related to the Company’s closed Delaware Valley Works South Plant and plant cost savings net of lost revenue of $1 million due to the closure of the Company’s Delaware Valley Works North Plant in January, 2005.

                Selling, general and administrative expense was $19 million for the three-month period ended June 30, 2005 as compared with $22 million for the prior year. This decrease is primarily attributable to the Company’s cost reduction efforts and lower pension and other postretirement benefits expense partially offset by a $2 million charge relating to the former Chief Executive Officer’s separation from the Company.

                Restructuring and impairment charges were $1 million for the three-month period ended June 30, 2005 as compared with $6 million being recorded during the second quarter of 2004. The charges recorded in 2005 are associated with the closure of a production facility, a headcount reduction initiative and continuing costs from activities initiated during 2004.

                Operating income was $12 million for the three-month period ended June 30, 2005 as compared with an operating income of $1 million for the prior year. This increase was principally due to the impact of the abovementioned gross profit improvements, lower restructuring costs, and selling, general and administrative cost reductions.

                Interest expense was $8 million for the three-month period ended June 30, 2005 as compared with $3 million for the three-month period ended June 30, 2004 principally due to higher outstanding debt balances.

                Income (loss) from discontinued operations was $0.5 million for the three-month period ended June 30, 2005 as compared with $187 million for the three-month period ended June 30, 2004, reflecting the impact of the KRONE communications business, which was sold on May 18, 2004.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

                Net revenues for the six-month period ended June 30, 2005 were $449 million as compared with $388 million for the six-month period ended June 30, 2004. This increase is primarily attributable to higher sales in the manufacturing segment. This increase in revenues is the result of higher sales to the appliance and electronics market of $68 million, offset by lower sales to the Company’s North American automotive customer base. The increased volume in the appliance and electronics market is primarily the result of the Company’s acquisition of a wire harness and subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004. An increase of $3 million in revenues in the performance chemicals segment was driven by higher sales of $7 million for the Company’s water chemical product line and $3 million for the Company’s personal care product lines, principally due to the impact of the pass through of higher raw material prices, and partially offset by lost revenues attributable to closed facilities.

                Gross profit was $61 million for the six-month period ended June 30, 2005 as compared with $59 million for the prior year period. This increase is principally due to higher gross profit in the performance chemicals segment of $8 million, partially offset by lower gross profit in the manufacturing segment of $6 million. The increase in the performance chemicals segment gross profit is attributable to an insurance recovery of $3 million related to the Company’s closed Delaware Valley Works South Plant, the increased volumes discussed above and plant cost savings net of lost revenue of $2 million is due to the closure of the North Plant of the Delaware Valley Works in January, 2005. The decrease in gross profit in the manufacturing segment is principally due to lower sales in the Company’s North American automotive customer base and higher raw material costs.

                Selling, general and administrative expense was $39 million for the six-month period ended June 30, 2005 as compared with $42 million in the prior year. This reduction is primarily attributable to the Company’s cost reduction efforts and lower pension and other postretirement benefits expense partially offset by a $2 million charge relating to the former Chief Executive Officer’s separation from the Company.

                During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $13 million was recognized during the six-month period ended June 30, 2004.

                Restructuring and impairment charges were $4 million for the six-month period ended June 30, 2005 as compared with charges of $7 million for the six-month period ended June 30, 2004. The charges recorded in 2005 are associated with the closure of a production facility, headcount reductions and continuing costs from activities initiated during prior years. The charges recorded in the prior year were associated with the closure of four production facilities.

                Operating income was $18 million for the six-month period ended June 30, 2005 as compared with an operating income of $23 million for the prior year period. This decrease is principally due to the non-recurring pension curtailment gain realized in 2004 offset by the gross profit improvements, lower restructuring costs and lower selling, general and administrative expenses.

                Interest expense was $13 million for the six-month period ended June 30, 2005 as compared with $7 million for the prior year period. The increase is principally due to higher outstanding debt balances as well as a charge of $3 million to write-off deferred financing costs for debt retired during 2005.

Results of Operations by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net Revenues	(In millions)		(In millions)
Manufacturing	$141.4	$116.5	$288.2	$230.5
Performance chemicals	84.5	81.7	160.6	157.2

Total	$225.9	$198.2	$448.8	$387.7

	Three Months Ended June 30,		Six Months Ended June 30,

	2005(1)	2004(2)	2005(3)	2004(4)

Operating Profit (Loss)	(In millions)		(In millions)
Manufacturing	$4.5	$4.6	$6.8	$15.7
Performance chemicals	10.4	(0.6)	15.4	11.2
Corporate	(2.5)	(2.6)	(4.7)	(4.2)

Total	$12.4	$1.4	$17.5	$22.7

(1)	Includes restructuring and impairment charges of $0.4 million in the manufacturing segment, $0.5 million in the performance chemicals segment and $0.2 million in corporate.
(2)	Includes restructuring and impairment charges of $0.5 million in the manufacturing segment and $5.5 million in the performance chemicals segment.
(3)	Includes restructuring and impairment charges of $1.3 million in the manufacturing segment, $1.3 million in the performance chemicals segment and $1.8 million in corporate.
(4)	Includes restructuring and impairment charges of $0.5 million in the manufacturing segment and $6.5 million in the performance chemicals segment. Also includes pension curtailment gains of $1.7 million in the manufacturing segment, $11.7 million in the performance chemicals segment and $0.1 million in corporate.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Manufacturing Segment

                Net revenues for the manufacturing segment were $141 million for the three-month period ended June 30, 2005 as compared to $117 million for the comparable prior year period. This increase is principally due to higher sales in the appliance and electronics market of $32 million, partially offset by lower sales volume in the automotive market of $5 million. The increase in revenues in the appliance and electronics market was principally driven by the acquisition of a wire harness and subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004. The decrease in revenues in the automotive market reflects the impact of lower sales volumes to the Company’s North American automotive customer base. Gross profit was $14 million for the three-month period ended June 30, 2005 as compared to $16 million for the comparable prior year period due to the impact of lower automotive volumes and higher raw material costs. Gross profit as a percentage of sales decreased because of the preceding factors along with the incremental revenues related to the Whirlpool transaction generating significantly lower gross profit margins than other existing business. Selling, general and administrative expense was $9 million for the three-month period ended June 30, 2005 as compared to $11 million recorded in the prior year period. The lower expense for 2005 reflects the Company’s cost reduction efforts partially offset by higher allocated corporate expenses of $1 million due to the sale of the communications business and the acquisition of a wire harness and subassembly manufacturing facility. Operating income for the three-month period ended June 30, 2005 was $4.5 million, which is comparable with the operating income of the prior year period as the lower gross profit was substantially offset by lower selling, general, and administrative expense.

Performance Chemicals Segment

                Net revenues for the performance chemicals segment were $85 million for the three-month period ended June 30, 2005 as compared with $82 million for the prior year period. Higher sales in the water chemical and personal care product lines of $4 million and $2 million, respectively, were substantially offset by lower sales in the Company’s fine chemical product line of $3 million. The decrease in revenues in the fine chemicals product line reflects the impact of the shutdown of the Company’s Delaware Valley Works North Plant in January 2005 and the impact of the restructuring of the sulfur derivatives business in 2004. Gross profit was $19 million for the three-month period ended June 30, 2005 as compared to $13 million for the prior year period. The increase in gross profit is principally due to the impact of the pass through of previously incurred higher raw material costs in the water chemical product line, an insurance recovery of $3 million related to the Company’s closed Delaware Valley Works South Plant, and cost savings net of lost revenue of $1 million due to the closure of the Delaware Valley Works North Plant. Selling, general and administrative expense was $8 million for the three-month period ended June 30, 2005, which is comparable with expenses recorded in the prior year period. The expense recorded for 2005 reflects higher allocated corporate expenses of $1 million due to the sale of the communications business, which were substantially offset by the Company’s cost reduction efforts. Restructuring and impairment charges were $0.6 million for the three-month period ended June 30, 2005, as compared with $6 million for the prior year period. Operating income was $10 million for the three-month period ended June 30, 2005 as compared to an operating loss of $1 million for the prior year period. This increase is principally due to the above-mentioned higher gross profit and lower restructuring expense in the period ending June 30, 2005.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Manufacturing Segment

                Net revenues were $288 million for the six-month period ended June 30, 2004 as compared with $231 million for the prior year period. This increase is principally due to higher sales in the appliance and electronics market of $68 million partially offset by lower sales in the automotive market of $8 million. The increase in revenues in the appliance and electronics market was principally driven by the acquisition of a wire harness and subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004. The decrease in the automotive segment is the result of lower sales volume in the Company’s North American automotive customer base. Gross profit was $31 million for the six- month period ended June 30, 2005 as compared with $35 million for the prior period. The decrease is principally due to the impact of lower automotive volumes and higher raw material costs. Selling, general and administrative expense was $21 million for the six-month period ended June 30, 2005 as compared to $20 million recorded in the prior year period. This increase is the result of higher allocated corporate expenses due to the sale of the communications business and the acquisition of a wire harness and subassembly manufacturing facility partially offset by the Company’s cost reduction efforts. Restructuring and impairment charges were $1 million for the six-month period ended June 30, 2005 as compared to $0.5 million being recorded during the comparable prior year period. The increase is attributable to the closure of a production facility and continuing charges related to activities begun in 2004. Operating income for the six-month period ended June 30, 2005 was $7 million as compared with $16 million for the comparable prior year period. This decrease is the result of the abovementioned lower gross margin, higher selling, general, and administrative charges, and a non-recurring $2 million pension curtailment gain recorded in the first quarter of 2004.

Performance Chemicals Segment

                Net revenues were $161 million for the six-month period ended June 30, 2005 as compared with $157 million for the comparable prior year period. Higher sales in the water chemical and personal care product lines of $7 million and $3 million, respectively, partially offset by lost sales related to closed facilities and businesses that the Company exited. The increase in the water chemical product line is due principally to the impact of the pass through of higher raw material prices to our customers, while the increase in the personal care product line is the result of both increased volume and pass through of higher raw material costs. The decrease in revenues due to closed facilities or businesses exited by the Company reflects the impact of the shutdown of the Company’s Delaware Valley Works North Plant in January 2005 and the impact of the restructuring of the sulfur derivatives business in 2004. Gross profit was $32 million for the six-month period ended June 30, 2005 as compared with $24 million for the prior year period. The increase in gross profit is principally due to the impact of the pass through of previously incurred higher raw material costs in the water chemical and personal care product lines, an insurance recovery of $3 million related to the Company’s closed Delaware Valley Works South Plant, and cost savings net of lost revenue of $2 million due to the closure of the Delaware Valley Works North Plant. Selling, general and administrative expense was $15 million for the six-month period ended June 30, 2005 as compared to $17 million in the prior year period. This decrease is the result of the Company’s cost reduction efforts of $3 million offset by higher allocations of corporate expenses due to the sale of the communications business. Restructuring and impairment charges were $1 million for the six-month period ended June 30, 2005, while charges of $7 million were recorded in the prior year period. Operating income was $16 million for the six-month period ended June 30, 2005 as compared with an operating income of $11 million for the comparable prior year period. This increase is principally due to the abovementioned gross profit improvement, reduced selling, general and administrative expenses and lower restructuring and impairment charges, offset by a non-recurring $12 million pension curtailment gain recorded in 2004.

Financial Condition, Liquidity and Capital Resources

                Cash and cash equivalents were $8 million at June 30, 2005, $2 million less than December 31, 2004. Significant cash flows during the period included cash used by operating activities of $26 million, capital expenditures of $14 million, dividend payments of $311 million, offset by net borrowings of $351 million. Cash used for operating activities includes contributions made to pension plans of $36 million.

                The Company had working capital of $112 million at June 30, 2005 as compared with working capital of $93 million at December 31, 2004. This increase in working capital principally reflects higher accounts receivable balances and inventories and lower accrued liabilities principally due to typical seasonal variations.

                Cash payments for employee termination costs and facility exit costs totaled $5 million in the six months ended June 30, 2005. Management expects that cash outlays related to these actions will be substantially completed by the end of 2005. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

                On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common share which was paid on March 16, 2005. Also, on February 28, 2005, the Company closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility

(the “Credit Facilities”). The term loans include a $235 million first lien loan due in March 2011 with an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135 million second lien loan due March 2012 with an interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. The $60 million revolving credit facility matures in March 2010 and carries an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. The first lien term loan is subject to amortization of $2.35 million per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Company used approximately $310 million, which is net of $3 million of dividends remaining to be paid, of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures. At June 30, 2005, the Company was in compliance with the covenants in the Credit Facilities. In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-existing $125 million revolving credit facility were repaid and the underlying credit agreement was terminated.

                In April 2005, the Company entered into two no-cost interest rate collar agreements, effectively hedging $185 million of its LIBOR-based floating rate term debt for five years. As a result of entering into the agreements, the interest rate to be paid by the Company relating to the hedged portion of its debt will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. Although the two no-cost interest rate collar agreements provide the Company with an economic hedge against interest rate risk, they did not qualify for hedge accounting treatment during the quarter under current interpretations of Financial Accounting Standards Board Statement No. 133. Accordingly, the Company recorded a non-cash charge of $2,640 to record the fair value of the agreements as a liability, which reflects the amount that would be payable by the Company if the agreements were terminated on June 30, 2005. The Company has no current intention of terminating these agreements prior to their maturity date.

                During the first six months of 2005, the Company contributed $36 million to its pension plan trusts, of which $35 million is in excess of required contribution amounts, and expects to make approximately $1 million of additional required contributions to foreign pension plans during the remainder of the year. Under current assumptions, this accelerated funding is expected to substantially reduce the amount of any cash contributions the Company is required to make during 2006 and 2007.

                The Company has not entered into any off-balance financing arrangements.

                During the first six months of 2005, the Company made $14 million of capital expenditures and expects to make approximately $16-19 million during the remainder of the year.

                Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements during 2005.

Contractual Obligations

                In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-existing $125 million revolving credit facility were repaid and the underlying credit agreement was terminated. At December 31, 2004, there was $6.5 million outstanding under this facility which was included in the contractual obligations table in the Company’s annual report on Form 10-K under long-term debt, with payments due in 2008. At June 30, 2005, there was $369 million outstanding under the Credit Facilities, which require payments of $2.35 million per year for five years, with the remainder due after 5 years.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

                The Company’s cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and commodity prices, and the Company selectively uses financial instruments to manage these risks. The Company’s objective in managing its exposure to changes in interest rates, foreign currency exchange rates and commodity prices is to reduce volatility on earnings and cash flow associated with such changes. The Company has not entered, and does not intend to enter, into financial instruments for speculation or trading purposes.

Interest rate risk

At June 30, 2005, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s term loan credit facility. The Company had no borrowings under its revolving credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The credit facility debt is closely held by a group of lenders. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of debt of $369 million as of June 30, 2005, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.2 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at June 30, 2005	Scheduled Maturity
$135 million	$135 million	8.89%	March 2011
$234 million	$234 million	6.09%	March 2012

In April 2005 the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that further interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $(2.6) million at June 30, 2005.

Item 4.    Controls and Procedures.

(a) Disclosures Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC filings is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15 (e) and 15d-15 (e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and because of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

Management has concluded that as of June 30, 2005 the Company did not maintain effective controls over the evaluation of the appropriate accounting treatment for two interest rate collar agreements due to the lack of sufficient documentation. As a result of this material weakness, the Company inappropriately applied hedge accounting to the two agreements which resulted in the Company recording a non-cash charge of $2.6 million arising on the review of our quarterly financial statements by our registered independent public accountants. This charge reflects the amount that would be payable by the Company if we had terminated these agreements on June 30, 2005. We do not intend to terminate these agreements prior to their stated maturity. If not remediated, the control deficiency discussed above could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

To remedy the material weakness identified above, the Company plans to implement additional processes to review and document the appropriate accounting treatment for the interest rate collar agreements during the third quarter. Management believes this process will remediate the material weakness discussed above. In its evaluation, management identified no other deficiencies in its disclosure controls and procedures and internal control over financial reporting.

                (b) Internal Control Over Financial Reporting. Other than as noted in 4(a) above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

                This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                On April 20, 2005 an order was entered substantially granting the Company’s motion to dismiss approximately 36,000 of the original 73,000 proofs of claim. As a result of further stipulations and orders, there are approximately 26,000 claims remaining. In addition, there are pending proceedings to reduce the number of claims to approximately 20,000. In addition to the claims against the Company and others seeking damages allegedly arising from chemical releases from the Company’s Richmond facility in 2001, certain Richmond claimants also commenced a class action in California State Court against third parties that the Richmond claimants allege to have received fraudulent transfers of the Company’s assets or aided in such transfers. The Company believes that the fraudulent transfer claims and causes of action asserted in the state law complaint are foreclosed by the Company’s Plan of Reorganization and certain Bankruptcy Court orders, including the order confirming the Plan of Reorganization. Accordingly, the Company has filed a motion with the Bankruptcy Court, which was heard May 18, 2005, seeking to enforce the Plan of Reorganization and Bankruptcy Court orders to preclude the continued prosecution of the asserted fraudulent transfer claims. That motion is under submission.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

                NONE

Item 3.   Defaults Upon Senior Securities.

                NONE

Item 4.   Submission of Matters to a Vote of Security Holders.

                On May 6, 2005, the Company held its annual meeting of stockholders at the Sheraton Parsippany Hotel, 199 Smith Road, Parsippany, New Jersey.

                Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement, and the nominees were elected.

                The stockholders voted, in person or by proxy, on a proposal to elect three Class II directors to serve until the 2008 annual meeting of stockholders or until their respective successors are elected and duly qualified.

                The results of the voting are shown below:

Name	For	Withheld Vote

John G. Johnson, Jr.	8,921,987	43,870
Henry L. Druker	8,956,906	8,951
Richard R. Russell	8,955,691	10,166

Item 5.   Other Information.

                NONE

Item 6.   Exhibits.

Exhibit No.	Description

2.1	Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated August 28, 2003, as filed with the United States Bankruptcy Court for the District of Delaware on August 28, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.2	First Modification to Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated October 3, 2003 as filed with the United States Bankruptcy Court for the District of Delaware on October 3, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.3	Order confirming Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, as Modified, as entered by the United States Bankruptcy Court for the District of Delaware on October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

3.1	Second Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of November 7, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

3.2	Amended and Restated By-Laws of GenTek Inc., effective as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.1	GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.2	GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.1	Form of Registration Rights Agreement by and among the Company and the holders named therein dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.2	GenTek Inc. 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.3	GenTek Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission).

10.4	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.5	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.6	Tax Sharing Agreement between GenTek Inc. and the General Chemical Group Inc. (incorporated by reference to the Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.7	Share Purchase Agreement by and among ADC Telecommunications Inc., Krone International Holding Inc., Krone Digital Communications Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the period ended March 31, 2004, as filed with Securities and Exchange Commission).

10.8	Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Amendment to Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.10	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Emergence Shares Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.13	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.14	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.15	Retention Agreement with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.16	Form of Letter Agreement and Term Sheet with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.17	Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.18	First Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.19	Second Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.20	Letter Agreement with Richard R. Russell, dated May 23, 2005.

10.21	Employment Agreement with William E. Redmond, Jr., dated May 23, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.
Registrant

Date	August 9, 2005	/s/	William E. Redmond, Jr.
William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	August 9, 2005	/s/	Matthew M. Walsh
Matthew M. Walsh
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)