Form 10-Q
period 2005-09-30
GENTEK INC
filed 2005-11-09
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2005 was 10,138,676.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net revenues	$237,521	$228,137	$686,369	$615,786
Cost of sales	207,928	196,144	595,656	525,215
Selling, general and administrative expense	18,015	19,796	57,219	62,057
Restructuring and impairment charges	3,133	2,288	7,527	9,332
Pension curtailment and settlement (gains) losses	626	—	626	(13,414)

Operating profit	7,819	9,909	25,341	32,596
Interest expense	7,952	686	20,767	7,811
Interest income	210	221	408	389
Other (income) expense, net	(3,988)	12,432	(2,587)	11,363

Income (loss) from continuing operations
before income taxes	4,065	(2,988)	7,569	13,811
Income tax provision	2,301	779	4,074	8,653

Income (loss) from continuing operations	1,764	(3,767)	3,495	5,158
Income (loss) from discontinued operations (net of
tax of $(213), $1,651, $(1,447)and $87,367 for the
three and nine month periods ended September 30,
2005 and 2004, respectively)	(429)	(1,526)	(2,211)	189,472

Net income (loss)	$1,335	$(5,293)	$1,284	$194,630

Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.17	$(0.38)	$0.35	$0.51
Income (loss) from discontinued operations	(0.04)	(0.15)	(0.22)	18.95

Net income (loss)	$0.13	$(0.53)	$0.13	$19.46

Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$0.17	$(0.38)	$0.35	$0.51
Income (loss) from discontinued operations	(0.04)	(0.15)	(0.22)	18.94

Net income (loss)	$0.13	$(0.53)	$0.13	$19.45

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$11,305	$9,826
Receivables, net	137,347	117,635
Inventories	77,098	76,174
Deferred income taxes	12,517	14,225
Other current assets	14,996	7,370

Total current assets	253,263	225,230
Property, plant and equipment, net	273,742	283,051
Goodwill	154,416	154,365
Intangible assets, net	65,559	70,532
Deferred income taxes	3,458	3,737
Assets held for sale	2,117	2,868
Other assets	14,908	13,843

Total assets	$767,463	$753,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,974	$55,294
Accrued liabilities	74,614	71,562
Current portion of long-term debt	4,101	1,489

Total current liabilities	144,689	128,345
Long-term debt	363,604	11,047
Pension and postretirement obligations	102,876	142,758
Other liabilities	65,966	71,049

Total liabilities	677,135	353,199

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,137,996 and 10,098,570 shares at September 30, 2005 and December 31, 2004, respectively	80,652	271,690
Unearned compensation	(694)	(2,123)
Warrants	8,361	8,361
Accumulated other comprehensive loss	(436)	(886)
Retained earnings	2,531	123,385
Treasury stock, at cost: 5,191 shares at September 30, 2005	(86)	—

Total equity	90,328	400,427

Total liabilities and equity	$767,463	$753,626

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$1,284	$194,630
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations	2,211	(189,472)
Depreciation and amortization	34,066	35,009
Pension curtailment gain	—	(13,414)
Asset impairment charges	1,400	—
Net loss (gain) on disposition of long-term assets	(1,381)	10,725
Long-term incentive plan costs, net	1,001	1,212
Increase in receivables	(20,878)	(28,942)
Increase in inventories	(3,593)	(10,721)
(Increase) decrease in deferred tax assets	(131)	8,536
Increase in accounts payable	11,583	29,922
Increase (decrease) in accrued liabilities	1,344	(36,455)
Decrease in other liabilities and assets, net	(38,056)	(687)
Net cash provided by (used for) discontinued operations	(877)	21,492

Net cash provided by (used for) operating activities	(12,027)	21,835

Cash flows from investing activities:
Capital expenditures	(20,721)	(16,554)
Proceeds from sales or disposals of long-term assets	2,445	5,265
Purchase of short-term investments	(2,229)	—
Proceeds from sale of business, net	—	290,575
Acquisition of business, net of cash acquired*	—	(3,649)
Other investing activities	—	(49)
Net cash provided by (used for) discontinued operations	444	(3,109)

Net cash provided by (used for) investing activities	(20,061)	272,479

Cash flows from financing activities:
Proceeds from long-term debt	404,581	23,654
Repayment of long-term debt	(60,353)	(274,082)
Redemption of tranche A warrants	—	(8,365)
Dividends	(310,742)	—
Exercise of stock options	307	—
Acquisition of treasury stock	(86)	—
Net cash used for discontinued operations	—	(11,532)

Net cash provided by (used for) financing activities	33,707	(270,325)

Effect of exchange rate changes on cash	(140)	112

Increase in cash and cash equivalents	1,479	24,101
Cash and cash equivalents at beginning of period	9,826	26,646

Cash and cash equivalents at end of period	$11,305	$50,747

Supplemental information:
Cash paid (refunded) for income taxes	$(2,343)	$7,949

Cash paid for interest	$12,083	$8,375

*Acquisition of business net of cash acquired:
Working capital, other than cash	$—	$(2,489)
Property, plant and equipment	—	(4,177)
Other assets	—	(393)
Noncurrent liabilities	—	3,410

Cash used to acquire business	$—	$(3,649)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2005
(In thousands, except per share data)
(unaudited)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at December 31, 2004	$271,690	$(2,123)	$8,361	$—	$(886)	$123,385	$400,427
Components of comprehensive income:
Net income	—	—	—	—	—	1,284	1,284
Foreign currency translation adjustments
(net of tax of $(82))	—	—	—	—	(126)	—	(126)
Change in unrealized loss on derivative
instruments (net of tax of $89)	—	—	—	—	136	—	136
Minimum pension liability adjustments
(net of tax of $287)	—	—	—	—	440	—	440

Comprehensive income							1,734
Long-term incentive plan, net	(428)	1,429	—	—	—	—	1,001
Dividends ($31.00 per share)	(190,917)	—	—	—	—	(122,138)	(313,055)
Exercise of stock options	307	—	—	—	—	—	307
Purchase of treasury stock	—	—	—	(86)	—	—	(86)

Balance at September 30, 2005	$80,652	$(694)	$8,361	$(86)	$(436)	$2,531	$90,328

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

                The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

                On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. and recognized a gain of $185,044. Accordingly, the business has been classified as discontinued operations. See Note 11.

                On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8,400. As part of the transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share is not material. Revenues from the supply agreement were $41,362 and $40,059 for the three-month periods ended September 30, 2005 and 2004, respectively, and $120,158 for the nine-month period ended September 30, 2005.

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss) as reported	$1,335	$(5,293)	$1,284	$194,630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(57)	(99)	(235)	(198)

Pro forma net income (loss)	$1,278	$(5,392)	$1,049	$194,432

Income (loss) per share:
Basic – as reported	$0.13	$(0.53)	$0.13	$19.46

Basic – pro forma	$0.13	$(0.54)	$0.10	$19.44

Diluted – as reported	$0.13	$(0.53)	$0.13	$19.45

Diluted – pro forma	$0.13	$(0.54)	$0.10	$19.43

                For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Dividend yield	—	—
Expected volatility	22%	50%
Risk-free interest rate	3.93%	2.32%
Expected holding period (in years)	4	4
Weighted average fair value	$2.89	$14.82

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

Note 3 – Comprehensive Income (Loss)

                Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended September 30, 2005 and 2004 was $1,955 and

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

$(5,062), respectively. Total comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 was $1,734 and $193,807, respectively.

Note 4 – Earnings Per Share

                The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted stock, using the treasury stock method.

                The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Basic earnings per common share:
Weighted average common shares outstanding	10,048,193	10,000,000	10,024,771	10,000,000

Diluted earnings per common share:
Weighted average common shares outstanding	10,048,193	10,000,000	10,024,771	10,000,000
Warrants, options and restricted stock	60,462	—	61,049	4,939

Total	10,108,655	10,000,000	10,085,820	10,004,939

                For the three months ended September 30, 2005 and 2004, potentially dilutive securities totaling 2,993,210 and 1,234,134, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the nine months ended September 30, 2005 and 2004, potentially dilutive securities totaling 3,051,736 and 1,140,819, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Inventories

	September 30, 2005	December 31, 2004

Raw materials	$33,010	$32,394
Work in process	9,000	9,630
Finished products	34,149	32,493
Supplies and containers	939	1,657

	$77,098	$76,174

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 6 – Long-Term Debt

	Maturities	September 30, 2005	December 31, 2004

$60,000 revolving credit facility – floating rates	2010	$—	$—
First lien term loan – floating rates	2011	227,840	—
Second lien term loan – floating rates	2012	135,000	—
$125,000 revolving credit facility – floating rates	2008	—	6,500
Other debt – various	2005-2018	4,865	6,036

Total debt		367,705	12,536
Less: Current portion		4,101	1,489

Net long-term debt		$363,604	$11,047

                On February 28, 2005, the Company closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility (the “Credit Facilities”). The term loans include a $235,000 first lien loan due on February 28, 2011 with an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135,000 second lien loan due on February 28, 2012 with an interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. The $60,000 revolving credit facility matures on February 28, 2010 and carries an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. The first lien term loan is subject to amortization of $2,290 per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. A portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures.

                In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s $125,000 revolving credit facility were repaid and the underlying credit agreement was terminated.

Note 7 – Capital Stock

                The Company has the following warrants outstanding:

		September 30, 2005		December 31, 2004

	Expiration Date	Number of shares covered	Exercise Price	Number of shares covered	Exercise Price

Tranche B	November 10, 2008	1,998,129	$19.98	717,531	$55.65
Tranche C	November 10, 2010	975,828	$22.03	350,442	$61.35

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

                The terms of the warrants provide for the number of shares covered by the warrants and the exercise prices to be adjusted in the case of certain events, including certain dividends. During March 2005, the Company paid a special dividend of $31.00 per share, and the number of shares covered by the warrants and their exercise prices were adjusted pursuant to their terms.

                During 2005, 18 shares of common stock were issued upon the exercise of Tranche C warrants.

                ACP Acquisition, LLC, a Delaware limited liability company, Abrams Capital, LLC, a Delaware limited liability company, and Great Hollow Partners, LLC, a Delaware limited liability company (together, the “Purchaser”), have commenced a tender offer to purchase all of the outstanding Tranche B Warrants and all of the outstanding Tranche C Warrants at a purchase price of $4.25 per Tranche B Warrant and $4.75 per Tranche C Warrant on the terms and conditions set forth on Schedule TO filed by the Purchaser with the Securities and Exchange Commission on October 17, 2005 and Schedule TO/A filed with the Securities and Exchange Commission on November 1, 2005 (jointly, the “Schedule TO”) and upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 17, 2005. As set forth in Schedule 14D-9 filed with the Securities and Exchange Commission on October 26, 2005 and Schedule 14D-9A filed with the Securities and Exchange Commission on November 2, 2005, the Company expressed no opinion and remained neutral toward the tender offer.

Note 8 – Segment Information

                The Company has changed the name of the former “performance products” segment to “performance chemicals,” to more appropriately describe this segment’s business. Industry segment information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net Revenues
Manufacturing	$147,266	$144,174	$435,491	$374,643
Performance chemicals	90,255	83,963	250,878	241,143

Consolidated	$237,521	$228,137	$686,369	$615,786

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Operating Profit (Loss)
Manufacturing	$769	$4,683	$7,524	$20,369
Performance chemicals	7,669	6,354	23,111	17,549
Corporate	(619)	(1,128)	(5,294)	(5,322)

Consolidated	7,819	9,909	25,341	32,596
Interest expense	7,952	686	20,767	7,811
Other (income) expense, net	(4,198)	12,211	(2,995)	10,974

Consolidated income (loss) from
continuing operations before
income taxes	$4,065	$(2,988)	$7,569	$13,811

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Capital Expenditures
Manufacturing	$2,102	$3,503	$8,325	$6,550
Performance chemicals	4,490	2,744	12,396	10,004

Consolidated	$6,592	$6,247	$20,721	$16,554

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Depreciation and Amortization
Manufacturing	$6,134	$7,076	$19,855	$19,589
Performance chemicals	4,395	6,381	13,076	14,882
Corporate	429	191	1,135	538

Consolidated	$10,958	$13,648	$34,066	$35,009

			September 30, 2005	December 31, 2004

Identifiable Assets
Manufacturing			$461,315	$453,906
Performance chemicals(1)			275,139	274,193
Assets held for sale			2,117	2,868
Corporate			28,892	22,659

Consolidated			$767,463	$753,626

(1)   Includes equity method investments of $ 265 and $339, respectively.

Note 9 – Restructuring and Impairment Charges

                During the first nine months of 2005, the Company initiated actions to close two manufacturing facilities and an administrative office in its manufacturing segment. In addition, the Company initiated a workforce reduction affecting corporate and performance chemicals employees. The Company expects to substantially complete implementation of these restructuring actions by the end of 2005. The following tables summarize the Company’s expected costs and accruals for these restructuring actions along with restructuring actions initiated in prior years:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$1,265	$8,365	$132	$9,762
Costs incurred in current period	1,384	164	2,038	3,586
Costs anticipated to be incurred in the future	191	—	—	191

Total costs expected to be incurred	$2,840	$8,529	$2,170	$13,539

Accrual balance at December 31, 2004	$207	$944	$116	$1,267
Provisions	1,384	164	2,038	3,586
Amounts paid	(1,031)	(1,002)	(1,234)	(3,267)

Accrual balance at September 30, 2005	$560	$106	$920	$1,586

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$430	$14,253	$—	$14,683
Costs incurred in current period	1,238	1,303	—	2,541
Costs anticipated to be incurred in the future	71	490	—	561

Total costs expected to be incurred	$1,739	$16,046	$—	$17,785

Accrual balance at December 31, 2004	$—	$843	$—	$843
Provisions	1,238	1,303	—	2,541
Amounts paid	(996)	(2,146)	—	(3,142)

Accrual balance at September 30, 2005	$242	$—	$—	$242

Impairment Charges

                During July 2005, the Company closed a facility in Cleveland, Ohio, which is included in the performance chemicals segment. Accordingly, the long-lived assets at the facility were assessed for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $758 to reduce the fixed assets at this facility to fair value, which was determined based on a number of factors, including an analysis of market transactions for similar assets.

                During August 2005, the Company closed a facility in Guelph, Ontario, Canada, which is included in the manufacturing segment. Accordingly, the long-lived assets at the facility were assessed for impairment. Based on the results of the assessment, the Company recorded a non-cash impairment charge of $642 to reduce the fixed assets at this facility to fair value, which was determined based upon market prices for similar assets.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Pension Benefits
Service cost	$400	$505	$1,201	$2,285
Interest cost	3,191	3,153	9,568	9,651
Expected return on plan assets	(3,472)	(2,907)	(10,409)	(8,453)
Amortization of net:
Prior service cost	19	—	56	—

Net periodic benefit cost	$138	$751	$416	$3,483

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Other Postretirement Benefits
Service cost	$262	$231	$788	$958
Interest cost	588	697	1,962	2,878
Expected return on plan assets	—	—	—	—
Amortization of net:
Prior service cost	(1,085)	(683)	(2,586)	(683)
Gain	(2)	(81)	(66)	(81)

Net periodic benefit cost (income)	$(237)	$164	$98	$3,072

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

                On August 31, 2005, the Company terminated and settled its two pension plans in Ireland, which resulted in a settlement loss of $626.

                During the first nine months of 2005, the Company contributed $37,380 to its pension plan trusts and expects to make additional contributions to foreign pension plans of approximately $100 during the remainder of 2005.

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

                Assets held for sale represents property, plant and equipment of this business and other idle property, plant and equipment.

                The businesses included in discontinued operations had revenues of $0 and $3,156 and pretax profit (loss) of $(642) and $(779) for the three months ended September 30, 2005 and 2004, respectively, and revenues of $4,007 and $140,985 and pretax profit (loss) of $(3,658) and $10,680 for the nine months ended September 30, 2005 and 2004, respectively. The businesses were formerly reported as part of the communications segment, which is no longer a reportable segment as a result of the reclassification of these businesses to discontinued operations.

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

                On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million. As part of the transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. Revenues from the supply agreement were $41 million and $40 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $120 million for the nine-month period ended September 30, 2005.

                On December 27, 2004, the Company paid a special dividend of $7.00 per common share, totaling approximately $71 million, which was funded primarily from excess cash generated from the sale of the Company’s KRONE communications business.

                On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common share which was paid on March 16, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility. The Company used approximately $311 million, which is net of $2 million of dividends remaining to be paid, of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes. In connection with the closing of the new financing, the Company recorded a charge in interest expense of approximately $3 million to write-off deferred financing costs of its then-existing debt facility. The payment of the two special dividends and the closing on the financing reflect the completion of a recapitalization of the Company. The two dividends provided substantial value to holders of the Company’s common stock. In addition, the Company believes these actions established a more appropriate capital structure for GenTek that allows the Company to continue to invest in its core businesses. Prior to the recapitalization, the Company’s balance sheet was substantially debt-free. By leveraging the Company, GenTek believes it has better positioned the Company to realize increased returns for its shareholders.

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

                During the third quarter of 2005, the Company recorded a charge of $0.6 million for a receivable write-off driven by the bankruptcy filing of Delphi Corporation. The Company does not expect that its ongoing business with Delphi will be materially affected by the bankruptcy filing.

Results of Operations

                The following table sets forth certain line items from our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

	(Dollars in millions)				(Dollars in millions)
Net revenues	$237.5	100%	$228.1	100%	$686.4	100%	$615.8	100%
Cost of sales	208.0	88	196.1	86	595.7	87	525.2	85
Selling, general and administrative expense	18.0	8	19.8	9	57.2	8	62.1	10
Restructuring and impairment charges	3.1	1	2.3	1	7.5	1	9.3	2
Pension curtailment and settlement (gains) losses	0.6	—	—	—	0.6	—	(13.4)	2

Operating profit	7.8	3	9.9	4	25.3	4	32.6	5
Interest expense	8.0	3	0.7	—	20.8	3	7.8	1
Interest income	0.2	—	0.2	—	0.4	—	0.4	—
Other (income) expense, net	(4.0)	(2)	12.4	6	(2.6)	—	11.4	2
Income tax provision	2.3	1	0.8	—	4.1	1	8.7	1

Income (loss) from continuing operations	1.7	1	(3.8)	(2)	3.5	—	5.1	1
Income (loss) from discontinued operations	(0.4)	—	(1.5)	—	(2.2)	—	189.5	31

Net income (loss)	$1.3	1%	$(5.3)	(2)%	$1.3	—%	$194.6	32%

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

                Net revenues were $238 million for the three-month period ended September 30, 2005 as compared with $228 million for the prior year. This increase is due to higher sales in the manufacturing and performance chemical segments of $3 million and $6 million, respectively. The increase in revenues in the manufacturing segment was driven by both higher volumes and increased copper pricing pass through in the industrial wire business, partially offset by the impact of lower volumes from the Company’s North American automotive customer base. The increased revenues in the performance chemicals segment was due principally to higher volumes and improved pricing in the Company’s water chemicals business.

                Gross profit was $30 million for the three-month period ended September 30, 2005 as compared with $32 million for the prior year. This decrease is principally due to lower gross profit in the manufacturing segment of $3 million, partially offset by higher gross profit in the performance chemicals segment of $1 million. In the manufacturing segment, the decline in gross profit is due to the impact of lower automotive volumes and higher raw material costs. The increase in performance chemicals gross profit is principally due to higher volumes in the water chemical product line as well as improved pass through of previously incurred higher raw material costs in the Company’s personal care business partially offset by a charge of $1.7 million for environmental costs.

                Selling, general and administrative expense was $18 million for the three-month period ended September 30, 2005 as compared with $20 million for the prior year. This decrease is primarily attributable to the Company’s cost reduction efforts and lower pension and other postretirement benefits expense.

                Restructuring and impairment charges were $3 million for the three-month period ended September 30, 2005 as compared with $2 million being recorded during the third quarter of 2004. The charges recorded in 2005 are associated with the closure of a production facility as well as the Company’s Southfield, Michigan office, and continuing costs from activities initiated during 2004 and the first half of 2005.

                Operating profit was $8 million for the three-month period ended September 30, 2005 as compared with an operating profit of $10 million for the prior year. This decrease was principally due to the impact of the above mentioned decrease in gross profit and higher restructuring costs, partially offset by reduced selling, general and administrative costs.

                Interest expense was $8 million for the three-month period ended September 30, 2005 as compared with $1 million for the three-month period ended September 30, 2004 principally due to higher outstanding debt balances.

                Included in other (income) expense, net for the three month period ended September 30, 2005 is an unrealized gain of $3 million relating to the Company’s interest rate collar agreements and, for the three months ended September 30, 2004, an impairment charge of $13 million related to the sale of the Company’s 50% interest in the PrettlNoma Systems joint venture.

                The loss from discontinued operations was $0.4 million for the three-month period ended September 30, 2005 as compared with $2 million for the three-month period ended September 30, 2004, reflecting the impact of the Company’s printing plate business, which ceased operations in the second quarter of 2005.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

                Net revenues for the nine-month period ended September 30, 2005 were $686 million as compared with $616 million for the nine-month period ended September 30, 2004. This increase is due primarily to higher sales in the manufacturing segment. This increase in revenues is the result of higher sales to the appliance and electronics market of $67 million, offset by lower sales to the Company’s North American automotive customer base. The increased volume in the appliance and electronics market is primarily the result of the Company’s acquisition of a wire harness and subassembly manufacturing facility in Reynosa, Mexico on June 30, 2004. An increase of $9 million in revenues in the performance chemicals segment was driven by higher sales of $16 million for the Company’s water chemical product line and $4 million for the Company’s personal care product lines, due to the impact of the pass through of higher raw material prices and higher volumes in both of those businesses, partially offset by lost revenues of $10 million attributable to closed facilities.

                Gross profit was $91 million for the nine-month period ended September 30, 2005, which is unchanged from the prior-year period. Higher gross profit of $9 million in the performance chemicals segment was offset by lower gross profit in the manufacturing segment. The increase in the performance chemicals segment gross profit is attributable to an insurance recovery of $3 million related to the Company’s closed Delaware Valley Works South Plant, the increased volumes and pass through of raw material costs discussed above, as well as plant cost savings net of lost revenue of $2 million due to the closure of the North Plant of the Delaware Valley Works in January 2005. The decrease in gross profit in the manufacturing segment is principally due to lower sales to the Company’s North American automotive customer base and higher raw material costs. Gross profit as a percentage of sales decreased because of the preceding factors along with the incremental revenues related to the Reynosa transaction which generates lower than historical gross margins.

                Selling, general and administrative expense was $57 million for the nine-month period ended September 30, 2005 as compared with $62 million in the prior year. This reduction is primarily attributable to the Company’s cost reduction efforts and lower pension and other postretirement benefits expense, partially offset by a $2 million charge relating to the former Chief Executive Officer’s separation from the Company.

                During the third quarter of 2005, the Company terminated its two defined benefit pension plans relating to former employees of the Company’s personal care chemicals manufacturing operations in Ireland, which were closed in 2004. As a result of this action, a settlement loss of $0.6 million was recorded.

                During the first quarter of 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $13 million was recognized during the nine-month period ended September 30, 2004.

                Restructuring and impairment charges were $8 million for the nine-month period ended September 30, 2005 as compared with charges of $9 million for the nine-month period ended September 30, 2004. The charges recorded in 2005 are associated with the closure of two production facilities, the closure of the Company’s Southfield, Michigan office, headcount reductions and continuing costs from activities initiated during prior years. The charges recorded in the prior year were associated with the closure of four production facilities.

                Operating profit was $25 million for the nine-month period ended September 30, 2005 as compared with an operating profit of $33 million for the prior-year period. This decrease is principally due to the non-recurring pension curtailment gain of approximately $13 million realized in 2004, partially offset by reduced selling, general and administrative expenses and lower restructuring costs.

                Interest expense was $21 million for the nine-month period ended September 30, 2005 as compared with $8 million for the prior-year period. The increase is principally due to higher outstanding debt balances as well as a charge of $3 million to write-off deferred financing costs for debt retired during 2005.

Results of Operations by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net Revenues	(In millions)		(In millions)

Manufacturing	$147.3	$144.1	$435.5	$374.7
Performance chemicals	90.2	84.0	250.9	241.1

Total	$237.5	$228.1	$686.4	$615.8

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005(1)	2004(2)	2005(3)	2004(4)

Operating Profit (Loss)	(In millions)		(In millions)

Manufacturing	$0.8	$4.7	$7.5	$20.4
Performance chemicals	7.6	6.3	23.1	17.5
Corporate	(0.6)	(1.1)	(5.3)	(5.3)

Total	$7.8	$9.9	$25.3	$32.6

(1)	Includes restructuring and impairment charges of $2.0 million in the manufacturing segment, $0.9 million in the performance chemicals segment and $0.2 million in corporate and a pension settlement loss of $0.6 million in the performance chemicals segment.

(2)	Includes restructuring and impairment charges of $0.6 million in the manufacturing segment and $1.7 million in the performance chemicals segment.

(3)	Includes restructuring and impairment charges of $3.3 million in the manufacturing segment, $2.4 million in the performance chemicals segment and $1.8 million in corporate and a pension settlement loss of $0.6 million in the performance chemicals segment.

(4)	Includes restructuring and impairment charges of $1.1 million in the manufacturing segment and $8.2 million in the performance chemicals segment. Also includes pension curtailment gains of $1.7 million in the manufacturing segment and $11.7 million in the performance chemicals segment.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Manufacturing Segment

                Net revenues for the manufacturing segment were $147 million for the three-month period ended September 30, 2005 as compared to $144 million for the comparable prior-year period. This increase is principally due to higher sales in the industrial wire market of $8 million, partially offset by lower sales in the automotive and appliance and electronic markets of $4 million and $1 million, respectively. The increase in revenues in the industrial wire market was principally attributable to higher volumes as well as the pass through of higher copper prices. The decrease in revenues in the automotive market reflects the impact of lower sales volumes to the Company’s North American automotive customer base. Gross profit was $13 million for the three-month period ended September 30, 2005 as compared to $16 million for the comparable prior-year period due to the impact of lower automotive volumes and higher raw material costs, which we were not able to pass on to customers. Selling, general and administrative expense was $11 million for the three-month period ended September 30, 2005, which is in line with the prior-year period. Restructuring and impairment charges were $2 million for the three-month period ended September 30, 2005, versus $1 million for the prior-year period. Operating profit for the three-month period ended September 30, 2005 was $1 million, as compared with $5 million for prior-year period due to the lower gross profit and higher restructuring charges.

Performance Chemicals Segment

                Net revenues for the performance chemicals segment were $90 million for the three-month period ended September 30, 2005 as compared with $84 million for the prior-year period. Higher sales in the water chemical, sulfur and personal care product lines of $6 million, $2 million and $1 million, respectively, were partially offset by lower sales in the Company’s fine chemical product line of $3 million. The decrease in revenues in the fine chemicals product line reflects the impact of the shutdown of the Company’s Delaware Valley Works North Plant in January 2005 and the impact of the restructuring of the sulfur derivatives business in 2004. Gross profit was $16 million for the three-month period ended September 30, 2005, in line with the prior-year period. Selling, general and administrative expense was $8 million for the three-month period ended September 30, 2005, as compared with $9 million for the prior-year period. Restructuring and impairment charges were $1 million for the three-month period ended September 30, 2005, as compared with $2 million for the prior-year period. Operating profit was $8 million for the three-month period ended September 30, 2005 as compared to $6 million for the prior-year period. This increase is principally due to the abovementioned lower selling, general and administrative expense and lower restructuring expense in the period ending September 30, 2005.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Manufacturing Segment

                Net revenues were $435 million for the nine-month period ended September 30, 2005 as compared with $375 million for the prior-year period. This increase is principally due to higher sales in the appliance and electronics market and the industrial wire market of $67 million and $5 million, respectively, partially offset by lower sales in the automotive market of $12 million. The increase in revenues in the appliance and electronics market was principally driven by the acquisition of a wire harness and subassembly manufacturing facility in Reynosa, Mexico on June 30, 2004. The decrease in the automotive segment is the result of lower sales volume in the Company’s North American automotive customer base. Gross profit was $43 million for the nine-month period ended September 30, 2005 as compared with $51 million for the prior period. The decrease is principally due to the impact of lower automotive volumes and higher raw material costs. Gross profit as a percentage of sales decreased because of the preceding factors along with the incremental revenues related to the Reynosa transaction which generates lower than historical gross profit margins. Selling, general and administrative expense was $32 million for the nine-month period ended September 30, 2005 as compared to $31 million recorded in the prior-year period. This increase is the result of higher allocated corporate expenses due to the sale of the communications business and the aforementioned acquisition of a wire harness and subassembly manufacturing facility partially offset by the Company’s cost reduction efforts. Restructuring and impairment charges were $3 million for the nine-month period ended September 30, 2005 as compared to $1 million being recorded during the comparable prior-year period. The increase is attributable to the closure of two production facilities and the Company’s Southfield, Michigan office, along with continuing charges related to activities begun in 2004. Operating profit for the nine-month period ended September 30, 2005 was $8 million as compared with $20 million for the comparable prior-year period. This decrease is the result of the above mentioned lower gross margin, higher restructuring charges and a non-recurring $2 million pension curtailment gain recorded in the first quarter of 2004.

Performance Chemicals Segment

                Net revenues were $251 million for the nine-month period ended September 30, 2005 as compared with $241 million for the comparable prior-year period. Higher sales in the water chemical and personal care product lines of $16 million and $4 million, respectively, partially offset by lost sales related to closed facilities and businesses that the Company exited. The increase in both the water chemical and personal care product lines is due to the impact of the pass through of higher raw material prices to our customers and higher volumes. The decrease in revenues due to closed facilities or businesses exited by the Company reflects the impact of the shutdown of the Company’s Delaware Valley Works North Plant in January 2005 and the impact of the restructuring of the sulfur derivatives business in 2004. Gross profit was $48 million for the nine-month period ended September 30, 2005 as compared with $39 million for the prior-year period. The increase in gross profit is principally due to the impact of the pass through of previously incurred higher raw material costs in the water chemical and personal care product lines, a previously reported insurance recovery of $3 million related to the Company’s closed Delaware Valley Works South Plant, and cost savings net of lost revenue of $2 million due to the closure of the Delaware Valley Works North Plant. Selling, general and administrative expense was $23 million for the nine-month period ended September 30, 2005 as compared to $25 million in the prior-year period. This decrease is the result of the Company’s cost reduction efforts, partially offset by higher allocations of corporate expenses due to the sale of the communications business. Restructuring and impairment charges were $2 million for the nine-month period ended September 30, 2005, while charges of $8 million were recorded in the prior-year period. Operating profit was $23 million for the nine-month period ended September 30, 2005 as compared with an operating profit of $18 million for the comparable prior-year period. This increase is principally due to the abovementioned gross profit improvement, reduced selling, general and administrative expenses and lower restructuring and impairment charges, partially offset by a non-recurring $12 million pension curtailment gain recorded in 2004.

Financial Condition, Liquidity and Capital Resources

                Cash and cash equivalents were $11 million at September 30, 2005, $1 million more than December 31, 2004. Significant cash flows during the nine-month period ended September 30, 2005 included cash used by operating activities of $12 million, capital expenditures of $21 million, dividend payments of $311 million, offset by net borrowings of $344 million. Cash used for operating activities includes contributions made to pension plans of $37 million.

                The Company had working capital of $110 million at September 30, 2005 as compared with working capital of $97 million at December 31, 2004. This increase in working capital principally reflects higher accounts receivable balances principally due to typical seasonal variations.

                Cash payments for employee termination costs and facility exit costs totaled $6 million in the nine months ended September 30, 2005. Management expects that cash outlays related to these actions will be substantially completed by the end of 2006, with the exception of a lease obligation that has payment terms extending beyond 2006. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

                On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common share which was paid on March 16, 2005. Also, on February 28, 2005, the Company closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility (the “Credit Facilities”). The term loans include a $235 million first lien loan due on February 28, 2011 with an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135 million second lien loan due on February 28, 2012 with an interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. The $60 million revolving credit facility matures on February 28, 2010 and carries an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. The first lien term loan is subject to amortization of $2 million per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Company used approximately $311 million, which is net of $2 million of dividends remaining to be paid, of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures. At September 30, 2005, the Company was in compliance with the covenants in the Credit Facilities. In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-existing $125 million revolving credit facility were repaid and the underlying credit agreement was terminated.

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

                During the first nine months of 2005, the Company contributed $37 million to its pension plan trusts, of which $35 million is in excess of required contribution amounts. Under current assumptions, this accelerated funding is expected to substantially reduce the amount of any cash contributions the Company is required to make during 2006 and 2007.

                The Company has not entered into any off-balance sheet financing arrangements.

                During the first nine months of 2005, the Company made $21 million of capital expenditures and expects to make approximately $10 million during the remainder of the year.

                At September 30, 2005 the Company had no borrowings outstanding on its revolving credit facility. During the first nine months of 2005, the Company prepaid $6 million of its first lien term loan. During October 2005, the Company made an additional prepayment of $3 million on its first lien term loan.

                Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements.

Contractual Obligations

                In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-existing $125 million revolving credit facility were repaid and the underlying credit agreement was terminated. At December 31, 2004, there was $6.5 million outstanding under this facility which was included in the contractual obligations table in the Company’s annual report on Form 10-K under long-term debt, with payments due in 2008. At September 30, 2005, there was $363 million outstanding under the Credit Facilities, which require payments of $2 million per year for five years, with the remainder due after five years.

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

Interest rate risk

                At September 30, 2005, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s term loan credit facility. The Company had no borrowings under its revolving credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $363 million as of September 30, 2005, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.2 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at September 30, 2005	Scheduled Maturity

$135 million	$135 million	9.35%	February 28, 2012
$228 million	$228 million	6.60%	February 28, 2011

                In April 2005 the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that further interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $0.2 million at September 30, 2005.

Item 4.   Controls and Procedures.

                (a) Disclosures Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC filings is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15 (e) and 15d-15 (e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

                (b) Changes in Internal Control Over Financial Reporting. During the quarter, the Company implemented additional review processes in its procedures for designating and documenting derivative financial instruments as hedges for financial accounting purposes. Additionally, during the quarter the Company designated two interest rate collar agreements as hedges for financial accounting purposes. The designation and related documentation were completed utilizing the revised control procedures. Accordingly, the material weakness identified in the prior quarter with respect to the controls over this process has been remediated.

                This improvement in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is the only change during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

                   This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Richmond Litigation

                  On April 20, 2005 an order was entered substantially granting the Company’s motion to dismiss approximately 36,000 of the original 73,000 proofs of claim. As a result of further stipulations and orders dismissing an additional 6,000 proofs of claim, there were approximately 30,000 claims remaining at the time that the litigation was stayed for settlement purposes (see below). There are approximately an additional 6,000 claims as to which further dismissal motions were contemplated at the time the stay went into effect. In addition to the claims against the Company and others seeking damages allegedly arising from chemical releases from the Company’s Richmond facility in 2001, certain Richmond claimants also commenced a class action in California State Court against third parties that the Richmond claimants allege to have received fraudulent transfers of the Company’s assets or aided in such transfers. The Company believes that the fraudulent transfer claims and causes of action asserted in the state law complaint are foreclosed by the Company’s Plan of Reorganization and certain Bankruptcy Court orders, including the order confirming the Plan of Reorganization. Accordingly, the Company filed a motion with the Bankruptcy Court, which was heard May 18, 2005, seeking to enforce the Plan of Reorganization and Bankruptcy Court orders to preclude the continued prosecution of the asserted fraudulent transfer claims. That motion was granted in significant part in August 2005. In early October 2005, most of the parties, through their counsel, reached an agreement in principle to settle the case in its entirety subject to several conditions, including but not limited to the execution of a global settlement agreement binding on all parties and court approval. In light of this agreement, the parties further agreed to stay further activity in the case pending this settlement process and the state court has accommodated that request, subject to reinstatement of the litigation in the event a settlement is not consummated. There is a further status conference scheduled for November 29, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.	Defaults Upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

NONE

Item 5.	Other Information.

NONE

Item 6.    Exhibits.

Exhibit No.	Description

2.1	Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated August 28, 2003, as filed with the United States Bankruptcy Court for the District of Delaware on August 28, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.2	First Modification to Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated October 3, 2003 as filed with the United States Bankruptcy Court for the District of Delaware on October 3, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.3	Order confirming Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, as Modified, as entered by the United States Bankruptcy Court for the District of Delaware on October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

3.1	Second Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of November 7, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

3.2	Amended and Restated By-Laws of GenTek Inc., effective as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.1	GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.2	GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.1	Form of Registration Rights Agreement by and among the Company and the holders named therein dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.2	GenTek Inc. 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.3	GenTek Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission).

10.4	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.5	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.6	Tax Sharing Agreement between GenTek Inc. and the General Chemical Group Inc. (incorporated by reference to the Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.7	Share Purchase Agreement by and among ADC Telecommunications Inc., Krone International Holding Inc., Krone Digital Communications Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the period ended March 31, 2004, as filed with Securities and Exchange Commission).

10.8	Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Amendment to Employment Agreement with Richard R. Russell (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.10	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Emergence Shares Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.13	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.14	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.15	Retention Agreement with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.16	Form of Letter Agreement and Term Sheet with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.17	Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.18	First Lien Credit and Guaranty Agreement among GenTek Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.19	Second Lien Credit and Guaranty Agreement among GenTek Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.20	Letter Agreement with Richard R. Russell, dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2005, as filed with the Securities and Exchange Commission).

10.21	Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2005, as filed with the Securities and Exchange Commission).

10.22	Employment agreement with Andrew Hines, dated September 21, 2005.

10.23	Employment agreement with Maximo Vargas, dated September 22, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.
Registrant

Date	November 9, 2005	/s/	William E. Redmond, Jr.
William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	November 9, 2005	/s/	Andrew P. Hines
Andrew P. Hines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)