Form 10-K
period 2005-12-31
GENTEK INC
filed 2006-03-16
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Registrant’s telephone number, including area code: (973) 515-3221
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, no par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒   No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $91,690,770.

          Applicable to issuers involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒   No ☐

          The number of outstanding shares of the Registrant’s Common Stock as of March 3, 2006 was 10,193,053.

Documents Incorporated by Reference:

          Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

          GenTek Inc. (the “Company” or “GenTek”) is a holding company whose subsidiaries manufacture industrial components and performance chemicals. GenTek’s subsidiaries operate through two primary business segments: manufacturing and performance chemicals. The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. The performance chemicals segment provides a broad range of value-added chemical products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. The Company’s products are frequently highly engineered and are important components of, or provide critical attributes to, its customers’ end products or operations. The Company operates over 60 manufacturing and production facilities located primarily in the U.S., Canada, Mexico and India with additional operations in Germany and the United Kingdom. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

Dividends and Recapitalization

          On December 27, 2004, the Company paid a special dividend of $7.00 per common share, totaling approximately $71 million, which was funded primarily from excess cash generated from the sale of the Company’s KRONE communications business.

          On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common share which was paid on March 16, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility. The Company used approximately $311 million, which is net of $2 million of dividends remaining to be paid, of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes. The payment of the two special dividends and the closing on the financing reflect the completion of the Company’s recapitalization plan. The Company believes these actions have provided substantial value to current holders of common stock and establish a more appropriate capital structure for the Company. Prior to recapitalization, the Company’s balance sheet was substantially debt-free. By establishing this debt structure, GenTek believes it has positioned the Company to provide leveraged returns for its shareholders.

Acquisition

          On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing operation located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million. As part of the transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the Company’s financial statements beginning July 1, 2004. Revenues from the supply agreement were approximately $163 million for the year ended December 31, 2005 and $80 million for the six month period ended December 31, 2004.

Stouffville, Canada Facility

          On November 30, 2005 the Company executed a non-binding letter of intent to sell its NOMA CableTech business in Stouffville, Canada to Southwire Company of Carrollton, Georgia. The operation is dedicated principally to the manufacture and sale of industrial building wire in the Canadian market. The business represents approximately 12 percent of the Company’s 2005 annual revenues and is non-strategic to the Company’s core businesses. The intended transaction is valued by the Company at approximately $33 million, based upon a purchase price estimated to be $21 million, subject to normal post closing adjustments, plus an estimated $12 million, which the Company expects to generate from the liquidation of certain retained assets. The Company has recorded a pre-tax asset impairment of $6.8 million in the fourth quarter of 2005 due to expected disposition of the assets. The parties are currently negotiating the sale, which, if successful, is expected to close in the second quarter of 2006. An additional pre-tax loss is expected to be recorded upon consummation of the transaction. This business remains classified in continuing operations in the financial statements.

Discontinued Operations

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

          On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. Accordingly, all financial information included herein has been reclassified to reflect the KRONE communications business as discontinued operations. Net proceeds from the transaction of approximately $291 million were used to repay amounts outstanding under the Company’s senior term loan agreement in full, as well as make the payment required by the contingent redemption feature of the Company’s tranche A warrants. The payment was made on June 30, 2004 and the tranche A warrants expired.

Financial Information

          The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company’s post-emergence financial statements (“Successor”) will not be comparable with its pre-emergence financial statements (“Predecessor”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Reorganization under Chapter 11 of the US Bankruptcy Code” for a further discussion of the Plan.

Products and Services by Segment

          The following table sets forth the Company’s sales by segment:

	Years Ended December 31,

	2005	2004	2003(1)

	(In millions)
Manufacturing	$585.9	$514.6	$425.9
Performance Chemicals	334.1	316.6	335.9

	$920.0	$831.2	$761.8

(1)

This data is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Included in Item 7. Reconciliation of Non-GAAP Financial Measures 2003 is a reconciliation of statement of operations data for the full year 2003 to the Predecessor Company and Successor Company statements of operations for the periods ended November 10, 2003 and December 31, 2003, respectively. Management believes that this information is the most relevant and useful information for making comparisons to the periods ended December 31, 2004 and 2005.

Manufacturing Segment

          The manufacturing segment provides a broad range of engineered components, wiring products and services to three principal markets: automotive, appliance and electronic, and industrial. The Company’s products for these markets are described below:

          Automotive. For the automotive market, the Company provides:

•

precision-engineered components for valve-train systems, including stamped and machined rocker and roller-rocker arms, cam follower rollers, cam follower roller axles, antifriction bearings, mechanical roller tappets and other hardened/machined components;

•

electronic wire and cable assemblies, such as wire harnesses, ignition cables, molded parts, electro-mechanical assemblies, engine block heaters, battery blankets and various electrical switches, used in the manufacture of automobiles, light and heavy duty trucks and personal recreation vehicles such as snowmobiles and personal water crafts;

•	computer-aided and mechanical vehicle and component testing services for the transportation industry; and
•	fluid transport and handling equipment for automotive service applications.

          The Company’s precision-engineered stamped and machined engine components for valve-train systems improve engine efficiency by reducing engine friction and component mass. These components are used both in traditional overhead valve and in the increasingly popular single and double overhead cam engines which power cars, light trucks and sport utility vehicles. Over the last several years, the Company has benefited from the design transition of overhead valve engines to overhead cam engines providing a strong position with which to participate in the industry’s latest efforts to improve fuel efficiency and power. Increased design use of additional valves per cylinder to improve fuel/air throughput have resulted in volume growth on specific engine applications. The majority of the Company’s valve-train production is sold to U.S. automobile manufacturers and their Tier 1 suppliers. The Company has recently established assembly operations, on a contract basis, in Germany in order to support its European growth.

          The Company’s wire and cable assembly products include a variety of automotive electronic components for use in OEM production and the aftermarket. The Company is a leading Tier 2 supplier of products such as wire harnesses, ignition cables, engine block heaters, battery blankets and various electrical and electro-mechanical switches and assemblies. The Company continues to benefit from increasing electrical content in vehicles manufactured by OEM’s.

          Through its automotive testing offerings, the Company provides mechanical testing services and computer-aided design, engineering and simulation services for automotive structural and mechanical systems to OEMs and Tier 1 suppliers. The Company provides a wide range of testing services for automotive components and systems from single sub-systems, such as chassis, suspension, seats and seating assemblies, to entire vehicles. The Company’s engineering and simulation services provide customers with finite element modeling, kinematics, and crash and variation simulation analyses, and allow its customers to test their automotive products for durability, stress, noise, vibration and environmental considerations.

          Automotive manufacturers generally award business to their suppliers by individual engine line or model, often for multiple-model years. The loss of any individual engine line or model contract would not be material to the Company. However, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of any of DaimlerChrysler, Ford or General Motors could have a material adverse impact on the results of the Company’s manufacturing segment. None of these customers accounted for 10 percent or more of the Company’s revenues in 2005.

          Appliance and Electronic. The Company produces custom-designed power cord systems and wire and cable assemblies for a broad range of appliances and electronic products including:

•	household appliances, such as refrigerators, freezers, dishwashers, washing machines, dryers, ovens, ranges and air conditioners;
•	electronic office equipment, including copiers and printers; and
•	various electronic products, such as medical equipment, ATM machines and water treatment equipment.

          The Company’s specialized wiring expertise and high-quality wire and cable assemblies are generally provided to larger OEM customers. A highly-competitive environment has required the Company’s customers to improve their productivity by outsourcing to lower cost suppliers. The Company operates manufacturing facilities in Canada, Mexico and India and also sources certain finished products from lower cost third party manufacturers in Asia. Many of these facilities produce wire and cable assemblies for both the appliance and electronic market as well as the automotive market. As a result of the acquisition of the Reynosa Mexico operation in June 2004 and the establishment of a long-term supply agreement, Whirlpool accounted for approximately 20 percent of the Company’s revenues in 2005. The Company believes the addition of the Reynosa facility and the Company’s recently established facility in India have substantially improved the Company’s competitive position in this market.

          Industrial. For the industrial market, the Company manufactures:

•	custom-designed wire harness and power cord systems for power tools, motors, pumps and other industrial products; and
•	wire and cable for industrial markets, the commercial and residential construction industries and for a wide variety of end market uses by OEMs.

          The Company produces a broad product line of single and multi conductor wire and cable, wire harnesses and power cord systems. The Company’s wire jacketing expertise includes the use of polyvinyl chloride (PVC), rubber, thermoplastic elastomer (TPE) and cross-link compounds.

          The Company is currently concluding its previously announced disposition of its Stouffville, Canada industrial wire plant, and anticipates, if successful, closing in the second quarter of 2006.

Performance Chemicals Segment

          The Company’s performance chemicals segment provides a broad range of value-added products and services to four principal markets: environmental, pharmaceutical and personal care, technology and chemical processing. The Company’s products and services for these markets are described below.

          Environmental. With a network of 35 water treatment chemical plants located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or “alum”, which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of ferric sulfate and other specialty flocculents (polymer-based materials used for settling and/or separating solids from liquids). The Company’s water treatment products are designed to address the important environmental issues confronting its customers. These value-added products provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water.

          In the environmental market, the Company also provides sulfuric acid regeneration services to the refining and chemical industries, and pollution abatement and sulfur recovery services to selected refinery customers. Refineries use sulfuric acid as a catalyst in the production of alkylate, a gasoline blending component with favorable performance and environmental properties. The alkylation process contaminates and dilutes the sulfuric acid, thereby creating the need to dispose of or regenerate the contaminated acid. The Company transports the contaminated acid back to the Company’s facilities for recycling and redelivers the fresh, recycled acid back to customers. This “closed loop” process offers customers significant savings versus alternative disposal methods and also benefits the environment by significantly reducing refineries’ waste streams.

          Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of antiperspirants, and also supplies active ingredients used in prescription pharmaceuticals, nutritional supplements, veterinary health products and other personal care products. The customer base includes many of the world’s leading personal care companies, and the Company is favorably positioned with both North American and European sourcing capabilities.

          Technology. The Company provides ultrahigh-purity electronic chemicals for the semiconductor and disk drive industries. The Company’s electronic chemicals include ultrahigh-purity acids, caustics, solvents, etchants and formulated photo ancillaries for use in the manufacture of semiconductor processing chips and computer disk drives.

          Chemical Processing. The Company manufactures a broad range of products that serve as chemical intermediates in the production of such everyday products as newspapers, tires, paints, dyes and carpets. The Company’s products include:

•	alum and polymer-based enhanced coagulants used in paper manufacturing to impart water resistance;
•	sodium nitrite, primarily used as a reactant in the manufacture of dyes, pigments and rubber processing chemicals;
•	sulfuric acid, which is used in the manufacture of titanium pigments, fertilizers, synthetic fibers, steel, petroleum and paper, as well as many other products.

Competition

          Competition in the manufacturing segment’s markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. In the automotive market, the Company competes with, among others, Eaton, INA, Timken, Yazaki and captive OEMs. In the appliance and electronic and industrial markets, the Company competes with Copperfield, General Cable, International Wire, Molex, Nexans and Viasystems, among others.

          Although the Company’s performance chemicals segment generally has significant market share positions in the product areas in which it competes, most of its end markets are highly competitive. In the pharmaceuticals and personal care market, the Company’s major competitors include BK Giulini Corp. and Summit Research Labs as well as the captive production facilities of certain personal care companies. The Company’s competitors in the environmental market include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Peak, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In addition, the Company competes with Geo Specialty Chemicals, Kemiron Companies Inc., U.S. Aluminates and other regional players in the water treatment market. Competitors in the technology market include Air Products, Honeywell Electronic Materials and Tyco/Mallinckrodt-Baker. Competitors in the chemical processing market include BASF, Norfalco LLC, Rhodia, U.S. Salt and Chemtrade Logistics.

Suppliers; Availability of Raw Materials

          The Company purchases a variety of raw materials for its businesses. The primary raw materials used by the manufacturing segment are copper and steel. The Company’s performance chemicals segment’s competitive cost position is, in part, attributable to its control of certain raw materials that serve as the feedstocks for many of its products. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, bauxite and aluminum tri-hydrate (for the manufacture of alum), zirconium based products (for the manufacture of antiperspirant active ingredients), sulfur (for the manufacture of sulfuric acid), and soda ash (for the manufacture of sodium nitrite).

          The Company purchases raw materials from a number of suppliers and, in most cases, believes that alternative sources are available to fulfill its needs. A number of the raw materials the Company will purchase are subject to cyclical price movements. Over the past twelve months, commodity prices, in general, have trended upward, in some cases significantly. While steel prices have some what moderated over the last twelve months they continue at historical highs and copper prices continue to increase at cyclically high levels. In the performance chemicals segment, the Company is able to pass through all or a portion of raw material price increases, but often on a lagged basis. While the Company has been able to pass through a significant portion of copper raw material price increases, it has had limited success in doing so with steel cost increases in its automotive business. The Company continues its efforts to ensure it has sufficient access to required raw materials at competitive prices and to pass along raw material price increases where possible.

Sales and Distribution

          The Company’s manufacturing segment has approximately 50 sales, marketing and customer service personnel. Generally, the Company markets its products directly to its customers, but in certain industrial markets a distribution network is used. The manufacturing segment’s technical and engineering staff is an integral part of the segment’s sales and distribution effort. Since many of the Company’s products are precision-engineered and custom-designed to customer specifications, the Company’s sales force and engineers work closely with its customers in designing, producing, testing and improving its products.

          In the Company’s performance chemicals segment, the Company employs approximately 100 sales, marketing, distribution and customer service personnel. The sales force is divided into several specialized groups which focus on specific products, end-users and geographic regions. This targeted approach provides the Company with insight into emerging industry trends and creates opportunities for product development.

Seasonality; Backlogs

          The business of the manufacturing segment is generally not seasonal. Within the performance chemicals segment, the environmental business has higher volumes in the second and third quarters of the year, owing to (i) higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and (ii) higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The other markets that the performance chemicals segment serves are generally not seasonal. Due to the nature of the Company’s businesses, there are no significant backlogs.

Environmental Matters

          The Company’s various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Mexico, India and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require the Company to make expenditures which may be material or otherwise adversely impact the Company’s operations.

          The Company maintains a program to manage its facilities’ compliance with environmental laws and regulations. Expenditures for 2005 approximated $9 million (of which approximately $2 million represented capital expenditures and approximately $7 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2004 approximated $14 million (of which approximately $4 million represented capital expenditures and approximately $10 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects expenditures similar to 2005 levels in 2006. In addition, if environmental laws and regulations affecting the Company’s operations become more stringent, costs for environmental compliance may increase above historical levels.

          The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) and similar statutes, have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites, and transporters and generators of hazardous substances, regardless of fault. The Company’s facilities have been operated for many years by the Company or its prior owners and operators, and adverse environmental conditions of which the Company is not aware may exist. Modifications of existing laws and regulations and discovery of additional or unknown environmental contamination at any of the Company’s current or former facilities could have a material adverse effect on the Company’s financial condition, cash flows and/or results of operations. In addition, the Company has received written notice from the Environmental Protection Agency that it has been identified as a “potentially responsible party” under CERCLA at two third-party sites. The Company does not believe that its liability, if any, for these sites will be material to its results of operations, cash flows or financial condition.

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

          Avtex Site at Front Royal, Virginia. On March 22, 1990, the Environmental Protection Agency (the “EPA”) issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers Front Royal, Inc., (“Avtex”) which filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex site was previously owned and operated by the Company. The Company reacquired the sulfuric acid plant site through the bankruptcy in order to control the required investigation and, if necessary, remediation. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA, which requires the Company, through its predecessor, AlliedSignal Inc. (now Honeywell Inc.) and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with that order, subject to numerous defenses. The Company investigated potential soil and groundwater contamination and decommissioned the site. As a result of the Company’s bankruptcy filing, the Company entered into an agreement with Honeywell, the previous owner and operator, whereby Honeywell agreed to take back all environmental liability at the site, past, present and future, and took back ownership of the site. Although the EPA refused to formally drop the Company from the administrative order, the EPA signed a letter acknowledging Honeywell’s agreement to be responsible for all liability at the site and agreed to seek recourse against Honeywell for such liability and only look to the Company in the event of a default by Honeywell. The Company believes that there is a strong likelihood that no further costs will be incurred at this site.

          Delaware Valley Facility. On September 7, 2000, the EPA issued to the Company an Initial Administrative Order (an “IAO”) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act (“RCRA”), which requires that the Company conduct an environmental investigation of the Company’s Delaware Valley facility (the “Facility”) and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. Over the past four years, the Company has been working cooperatively with the EPA and Honeywell, a prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The Company conducted the first investigatory steps required by the IAO, the evaluation of potential soil and groundwater contamination, in both the North Plant (the area of the facility north of US Route 18) and the South Plant (the area south of US Route 18) that borders the Delaware River. As a result of the Company’s bankruptcy filing, the Company entered into an agreement with Honeywell dated April 30, 2004 to take back all environmental liability at the North Plant, past, present and future, as well as ownership of the North Plant. In addition, Honeywell took responsibility for the cost to address groundwater contamination at the South Plant. The Company remains responsible only for soil contamination at the South Plant. Although the EPA refused to formally drop the Company from the IAO, the EPA has agreed to sign a letter acknowledging Honeywell’s agreement to be responsible for all liability at the North Plant and for groundwater contamination at the South Plant and to seek recourse against Honeywell for those liabilities and only look to the Company in the event of a default by Honeywell. The remaining requirements of the IAO will be performed over the course of the next several years. The Company closed the South Plant operations of its Delaware Valley facility on November 10, 2003. This closure resulted in an expansion of the investigation to be performed under the IAO. Depending on the results of that additional investigation, additional remedial activity may be required for soils in the South Plant. The Company has provided for the estimated costs of $2.2 million for compliance with the IAO in its accrual for environmental liabilities. As such, the Company believes that compliance with the IAO will not have a material effect on its results of operations or financial condition.

Employees/Labor Relations

          At December 31, 2005, the Company had approximately 6,500 employees, of whom approximately 985 were full-time salaried employees, approximately 3,730 were full-time hourly employees (represented by 11 different unions) and approximately 1,785 were hourly employees working in nonunion facilities.

          The Company’s union contracts have durations, which vary from two to four years. The Company’s relationships with its unions are generally good.

Executive Officers and Key Employees

          Set forth below is information with respect to each of the Company’s executive officers and/or key employees.

          William E. Redmond, Jr., 46, President and Chief Executive Officer of the Company since May, 2005 and a Director of the Company since November 2003. Since 2005, Mr. Redmond has served as Chairman and a Director of Maxim Crane Works and as Chairman and a Director of Citation Corporation. From 1996 until 2003, Mr. Redmond held the position of Chairman, President and Chief Executive Officer of Garden Way Incorporated.

          John Cowen, 55, Vice President and General Manager – Noma Industrial since October 2004. From 2001 to 2004, Mr. Cowen was self-employed as a management consultant. From 1986 to 2001, Mr. Cowen held several executive management positions with Noma including roles in finance, sales & marketing, and general management.

          George G. Gilbert, 57, Vice President and General Manager – Valve Train Group since 2001. From 1997 to 2001, Mr. Gilbert held the position of Vice President Technical Services/Strategic Development, for Simpson Industries.

          Douglas J. Grierson, 41, Vice President and Controller since April 2005. Mr. Grierson served as Director of Accounting and Assistant Controller from June 1999 to April 2005.

          Andrew P. Hines, 66, Vice President and Chief Financial Officer, since October 2005. From June 2000, until October 2005, Mr. Hines was a principal of Hines and Associates, a strategic and financial consulting firm. From October 2000 to October 2001, Mr. Hines was Executive Vice President and Chief Financial Officer of Ardent Communications, Inc. From October 1997 to June 2000, Mr. Hines was Executive Vice President and Chief Financial Officer, and then Executive Vice President, Strategic Planning and Business Development of Outboard Marine Corporation.

          James Imbriaco, 55, Vice President, General Counsel and Secretary since July 2005. From May 2004 to June 2005, Mr. Imbriaco held the position of Consulting Corporate Counsel with Bowne & Co., Inc. From October 2000 to August 2003, Mr. Imbriaco held the position of Vice President, General Counsel and Secretary with Agency.com, Ltd. From June 1997 until September 2000, Mr. Imbriaco served as Deputy General Counsel of The Times Mirror Company.

          Robert D. Novo, 48, Vice President of Human Resources and Environmental Health and Safety since August 2004. Mr. Novo served as the Vice President of Human Resources from July 2003 to August 2004. Prior to July 2003, Mr. Novo held various senior level human resource positions with Honeywell International since 1995.

          Thomas B. Testa, 44, Vice President and General Manager – Performance Chemicals Group since August 2004. From April 2002 to August 2004, Mr. Testa served as Vice President – Operations for the Performance Chemicals Group. He previously served as General Manager of the Electronic Chemicals business group from October 1997 to April 2002.

          Maximo Vargas, 49, Vice President and General Manager, Noma Wire Harness business, since October 19, 2005. From September 2000 until October 2005, Mr. Vargas had been employed by Visteon Corporation, where he most recently was Director of the company’s Technical Center in Chihuahua, Mexico. From 1999 until 2000, Mr. Vargas was employed by Lear Corporation as Director of Operations at Juarez, Mexico.

Corporate Governance and Internet Address

          The Company emphasizes the importance of professional business conduct and ethics through its corporate governance initiatives. The Company’s board of directors has adopted a code of business conduct and ethics that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company’s board of directors consists of a majority of independent directors.

          The Company’s internet address is www.gentek-global.com. The Company makes available, free of charge through a link on its site, the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. The site also contains the Company’s code of business conduct and ethics and the charters of the audit committee, corporate governance and nominating committee and compensation committee of its board of directors. The Company’s principal executive offices are located at 90 East Halsey Road, Parsippany, New Jersey 07054, and its telephone number is (973) 515-3221.

Item 1A. Risk Factors.

          The following is a discussion of certain factors that currently impact or may impact the Company’s business, operating results and/or financial condition. An investment in the Company’s common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in its common stock. In assessing these risks, you should also refer to the other information in this Annual Report on Form 10-K, including the Company’s financial statements and the related notes. Various statements in this Annual Report on Form 10-K, including some of the following risk factors, constitute forward-looking statements.

Risks Related to the Company’s Capital Structure

The Company entered into new credit facilities in 2005 which significantly increased GenTek’s leverage. The Company’s ability to make payments on its debt will be contingent on GenTek’s future operating performance which will depend on a number of factors that are outside of its control.

          On February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility (the “Credit Facilities”). The term loans include a $235 million first lien loan due in February 2011 with an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135 million second lien loan due February 2012 with an interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. The $60 million revolving credit facility matures in February 2010 and carries an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. The Company used approximately $311 million, which is net of $2 million of dividends remaining to be paid, of the financing proceeds to pay a special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes.

          The Company’s debt service obligations with respect to the Credit Facilities are estimated to be approximately $32 million to $33 million in 2006, including approximately $2 million of principal repayments. This debt service may have an adverse impact on the Company’s earnings and cash flow, which could in turn negatively impact GenTek’s stock price.

          The Company’s ability to make principal and interest payments on its bank debt is contingent on its future operating performance, which will depend on a number of factors, many of which are outside of its control. The degree to which GenTek is leveraged could have other important negative consequences, including the following:

•

the Company must dedicate a substantial portion of its cash flows from operations to the payment of its indebtedness, reducing the funds available for future working capital requirements, capital expenditures, acquisitions or other general corporate requirements;

•	a significant portion of its borrowings are, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	the Company may be more vulnerable to a downturn in the industries in which it operates or a downturn in the economy in general;
•	the Company may be limited in its flexibility to plan for, or react to, changes in its businesses and the industries in which it operates;
•	the Company may be placed at a competitive disadvantage compared to its competitors that have less debt;
•	the Company may be limited in its ability to react to unforeseen increases in certain costs and obligations arising in its businesses, including environmental, pension and tax liabilities;
•	the Company may determine it to be necessary to dispose of certain assets or one or more of its businesses to reduce its debt; and
•	the Company’s ability to borrow additional funds may be limited.

          The Company can provide no assurance that its businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs. Moreover, the Company may need to refinance all or a portion of its indebtedness on or before maturity. In such a case, the Company cannot make assurances that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If the Company is unable to make scheduled debt payments or comply with the other provisions of its debt instruments, the Company’s various lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

The Company is subject to restrictive debt covenants pursuant to its indebtedness. These covenants may restrict its ability to finance its business and, if the Company does not comply with the covenants or otherwise default under them, the Company may not have the funds necessary to pay all amounts that could become due and the lenders could foreclose on substantially all of its assets.

          The Credit Facilities, among other things, significantly restricts and, in some cases, effectively eliminates the Company’s ability and the ability of most of its subsidiaries to:

•	incur additional debt;
•	create or incur liens;
•	pay dividends or make other equity distributions to the Company’s shareholders;
•	purchase or redeem share capital;
•	make investments;
•	sell assets;
•	issue or sell share capital of certain subsidiaries;
•	engage in transactions with affiliates;
•	issue or become liable on a guarantee;
•	voluntarily prepay, repurchase or redeem debt;
•	create or acquire new subsidiaries; and
•	effect a merger or consolidation of, or sell all or substantially all of its assets.

          In addition, under the Credit Facilities, the Company and its subsidiaries must comply with certain financial covenants. In the event the Company was to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, the lenders under those facilities would have significant rights to deny future access to liquidity and/or seize control of substantially all of its assets. The material financial covenants with which the Company must comply include total leverage, total interest coverage, and maximum capital expenditures.

          The covenants contained in the Company’s Credit Facilities and any credit agreement governing future debt may significantly restrict its future operations. Furthermore, upon the occurrence of any event of default under its Credit Facilities or the agreements governing any other debt of its subsidiaries, the lenders could elect to declare all amounts outstanding under such Credit Facilities or agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, the Company cannot assure you that its assets and the assets of its subsidiaries would be sufficient to repay those amounts in full.

          The Company is also subject to interest rate risk due to its indebtedness at variable interest rates. Its Credit Facilities bear interest at variable rates based on a base rate or LIBOR plus an applicable margin. The Company cannot assure you that shifts in interest rates will not have a material adverse effect on it.

The Company may be required to prepay its indebtedness prior to its stated maturity, which may limit its ability to pursue business opportunities.

          Pursuant to the terms of the Company’s Credit Facilities, in certain instances it is required to prepay outstanding indebtedness prior to its stated maturity date, even if it is otherwise in compliance with the covenants contained in the Credit Facilities. Specifically, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. These prepayment provisions may limit the Company’s ability to utilize this excess cash flow to pursue business opportunities.

The Company’s business is capital intensive. It cannot assure you that it will have sufficient liquidity to fund its working capital and capital expenditures and to meet its obligations under existing debt instruments.

          The Company’s business is capital intensive and it cannot be certain that it will achieve sufficient cash flow in the future. Failure to maintain profitability and generate sufficient cash flow could diminish its ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness it may have incurred or may incur in the future. If the Company does not comply with the covenants in its Credit Facilities or otherwise default under them, it may not have access to borrowings under its $60 million revolving credit facility or the funds necessary to pay amounts that become due.

          Although the Company believes that its current levels of cash and cash equivalents, along with available borrowings on its revolving credit facility, will be sufficient for its cash requirements during the next twelve months, it is possible that these sources of cash will be insufficient, resulting in the Company having to raise additional funds for liquidity. There can be no assurance the Company will have access to additional funding should the need arise.

The Company is a holding company that is dependent upon cash flow from its subsidiaries to meet its financial obligations; its ability to access that cash flow may be limited in some circumstances.

          The Company is a holding company with no independent operations or significant operating assets other than its investments in, and advances to, its subsidiaries. The Company depends upon the receipt of sufficient funds from its subsidiaries through its centralized cash management system from its domestic subsidiaries and through dividends, loans or other distributions from its foreign subsidiaries to meet its financial obligations. In addition, the terms of the Company and its subsidiaries’ existing indebtedness under the Credit Facilities, and the laws of the jurisdictions under which it and its subsidiaries are organized, limit the payment of dividends, loan repayments and other distributions by its subsidiaries to the Company under some circumstances. Any indebtedness that it, or its subsidiaries, may incur in the future may contain similar restrictions. Further, certain of its subsidiaries have their own indebtedness for which they are responsible which may limit their ability to distribute cash to the Company.

Risks Related to the Company’s Operations

The industries in which the Company operates are highly competitive. This competition may prevent it from raising prices at the same pace as its costs increase, making it difficult for the Company to maintain existing business and win new business.

          The Company faces significant competition in most of its businesses. Certain of its competitors have large market shares and substantially greater financial and technical resources than it does. The Company may be required to reduce prices if its competitors reduce prices, or as a result of any other downward pressure on prices for its products and services, which could have an adverse effect on the Company.

          In each of its business segments, the Company operates in competitive markets. Its manufacturing segment competes with numerous international and North American companies, including various captive operations of automotive original equipment manufacturers (OEMs) and Tier 1 suppliers to automotive manufacturers. Competition in the manufacturing segment’s markets is based on a number of factors, including design and engineering capabilities, price, quality and the ability to meet customer delivery requirements. Due to the level of competition, its customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Most of the markets in which its performance chemicals segment does business are highly competitive, with competitors typically segregated by end market. Competition in the performance chemicals segment’s markets is based on a number of factors, including price, freight economics, product quality and technical support. If the Company is unable to compete successfully, its financial condition and results of operations could be adversely affected.

The industries the Company competes in are subject to economic downturns.

          An economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations at any of DaimlerChrysler, Ford or General Motors, or at certain of its manufacturing plants, could have a material adverse impact on the results of its manufacturing segment. In addition, in the appliance and electronic and industrial markets, risks include softening of appliance demand, loss of market share by its major customers, continued price pressure from major customers and continued competition from lower-cost Asian sources. For the Company’s performance chemicals business, weakness in the pulp and paper, electronics or chemical processing industries could have an adverse effect on its results of operations.

The Company may experience increased costs and production delays if suppliers fail to deliver materials to the Company or if prices increase for raw materials and other goods and services that it purchases from third parties.

          The Company purchases raw materials from a number of domestic and foreign suppliers. Although it believes that the raw materials it requires will be available in sufficient supply on a competitive basis for the foreseeable future, continued increases in the cost of raw materials, including energy and other inputs used to make the Company’s products, could affect future sales volumes, prices and margins for its products. If a supplier should cease to deliver goods or services to the Company, it would probably find other sources, however, such a disruption could result in added cost and manufacturing delays. In addition, political instability, war, terrorism and other disruptions to international transit routes control could adversely impact its ability to obtain key raw materials in a timely fashion, or at all.

The Company’s revenues are dependent on the continued operation of its manufacturing facilities, and breakdowns or other problems in its operations could adversely affect its results of operations.

          The Company’s revenues are dependent on the continued operation of its various manufacturing facilities. In particular, the operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, acts of terrorism, power outages, the need to comply with directives of government agencies, and dependence on the ability of railroads and other shippers to transport raw materials and finished products in a timely manner. The occurrence of material operational problems, including but not limited to the foregoing events, at one or more of the Company’s facilities could have a material adverse effect on its results of operations or financial condition. Certain facilities within each of its business segments account for a significant share of its profits. Disruption to operations at one of these facilities could have a material adverse impact on segment financial performance and its overall financial condition. In addition, in certain circumstances the Company could also be materially affected by a disruption or closure of a customer’s plant or facility to which it supplies its products.

A significant portion of the Company’s revenue and operating income from its manufacturing segment has been, and is expected to continue to be, concentrated in a small number of customers.

          The Company derives and is expected to continue to derive significant portions of its revenues and operating income from sales of products to Ford, DaimlerChrysler and Whirlpool in its manufacturing segment. As a result, the loss of, or reduced demand from any of these customers could adversely effect the Company’s revenues and operating income.

The Company is subject to risks relating to its foreign operations.

          The Company has significant manufacturing activities outside of the U.S., primarily located in Mexico, Canada and India. These international operations subject it to a number of risks such as: currency exchange rate fluctuations; foreign economic conditions; trade barriers; exchange controls; national and regional labor strikes; political instability; risks of increases in duties; taxes; governmental royalties; war; and changes in laws and policies governing operations of foreign-based companies. The occurrence of any one or a combination of these factors may increase its costs or have other negative effects on it.

Material changes in pension and other post-retirement benefit costs may occur in the future. In addition, investment returns on pension assets may be lower than assumed, which could result in larger cash funding requirements for the Company’s pension plans, which could have an adverse impact on it.

          The Company maintains several defined benefit pension plans covering certain employees in Canada and the United States. It records pension and post-retirement benefit costs in amounts developed from actuarial valuations. Inherent in these valuations are key assumptions including the discount rate and expected long-term rate of return on plan assets. Material changes in pension and other post-retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used, and changes in the benefit plans. Amounts it pays are also dependent upon interest rates. Due to current interest rates and investment returns, some of its plans are underfunded. The Company is required to rectify this underfunding in accordance with federal guidelines. The Company expects to be required to make substantial cash contributions beginning in 2008 and continuing beyond such time. Moreover, if investment returns on pension assets are lower than assumed, it may have substantially larger cash funding requirements for its pension plans, which may have a material adverse impact on its liquidity. In addition, changes in federal laws relating to the funding of pension plans may have a material adverse impact on its liquidity.

The Company’s principal businesses are subject to government regulation, including environmental regulation, and changes in current regulations may adversely affect it.

          The Company’s principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting its activities and those of its competitors could have a material adverse effect on it.

          For example, the Company’s various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Mexico, India and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, from time to time it is involved in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available to it at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications to existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require it to make expenditures which may be material or may otherwise adversely impact its operations.

The production of chemicals is associated with a variety of hazards which could create significant liabilities or cause the Company’s facilities to suspend its operations.

          The Company’s operations are subject to various hazards incident to the production of chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. These hazards, which include the risk of explosions, fires and chemical spills or releases, can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage, suspension of operations and potentially subject us to lawsuits relating to personal injury and property damages. Any such event or circumstance could have a material adverse effect on its results of operations or financial condition.

          The Company’s facilities have been operated for many years by it or prior owners and operators, and adverse environmental conditions of which it is not aware may exist. The discovery of additional or unknown environmental contamination at any of its current or former facilities, could have a material adverse effect on its financial condition, cash flows and/or results of operations.

The seasonal nature of the environmental business could increase the Company’s costs or have other negative effects.

          Within its performance chemicals segment, the environmental business has higher volumes in the second and third quarters of the year, owing to higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The degree of seasonal peaks and declines in the volumes of its environmental business could increase its costs, negatively impact its manufacturing efficiency, or have other negative effects on its operations or financial performance.

The Company may not be able to obtain insurance at its historical rates and its insurance coverage may not cover all claims and losses.

          The Company maintains insurance coverage on its properties, machines, supplies and other elements integral to its business and against certain third party litigation, environmental matters and similar events. Due to recent changes in market conditions in the insurance industry and other factors, the Company may not be able to secure insurance at a similar cost to what it may have previously paid, if at all. In addition, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also may make insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed.

The Company is dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a limited number of locations. If a catastrophe were to occur at one or more of those locations, it could have a material adverse effect on its business.

          The business is dependent on certain critical systems, which support various aspects of its operations, from its computer network to its billing and customer service systems. The hardware supporting a large number of such systems is housed in a small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on its business. While the Company believes that it maintains reasonable disaster recovery programs, there can be no assurance that, despite these efforts, any disaster recovery, security and service continuity protection measures it may have or may take in the future will be sufficient.

          In addition, computer viruses, electronic break-ins or other similar disruptive technological problems could also adversely affect its operations. The Company’s insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its computer systems.

Risks Related to The Company’s Common Stock

The market price of the Company’s common stock is subject to volatility.

          The market price of the Company’s common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond its control. These factors include, among other things, actual or anticipated variations in its operating results and cash flow, the nature and content of its earnings releases and its competitors’ earnings releases, announcements of technological innovations that impact its products, customers, competitors or markets, changes in financial estimates by securities analysts, business conditions in its markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in its industries, governmental legislation or regulation, as well as general economic and market conditions, such as recessions.

          Sales of large amounts of the Company’s common stock, or the perception that large sales could occur, may cause volatility in its stock price. In connection with GenTek’s emergence from bankruptcy protection on November 10, 2003, the Company issued an aggregate of 10,000,000 shares of its common stock to former holders of its debt securities and other claimants. This relatively small float of shares available for purchase/sale may result in share price volatility in cases where an investor seeks, or is perceived to be seeking, to acquire or divest a large block of shares in the public market.

The exercise of the Company’s Tranche B and Tranche C warrants could create substantial dilution, or there may be other events which would have a dilutive effect on its common stock.

          The Company currently has options and warrants outstanding covering the purchase of approximately 3 million shares of common stock. If options or warrants to purchase the Company’s common stock are exercised, or other equity interests are granted under its management and directors incentive plan or under other plans adopted in the future, such equity interests will have a dilutive effect on its common stock. Additional shares of its common stock and additional warrants may be issued pursuant to the plan of reorganization to certain claimants, subject to the resolution of certain claims. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reorganization under Chapter 11 of the U.S. Bankruptcy Code.” The Company cannot predict the effect any such dilution may have on the price of its common stock.

Item 1B. Unresolved Staff Comments.

          None

Item 2. Properties.

          The Company operates over 60 manufacturing and production facilities located in the United States, Canada, Mexico and India. The Company’s headquarters are located in Parsippany, New Jersey.

          Set forth below are the locations and uses of the Company’s major properties:

Location	Use

Manufacturing Segment
Troy, Michigan(1)	Production Facility and Offices
Westland, Michigan(1)	Production Facility, R&D Center and Offices
Weaverville, North Carolina(2)	Production Facility
Toledo, Ohio	Production Facility
Defiance, Ohio(2)	Production Facility
Perrysburg, Ohio(2)	Production Facility
Mineral Wells, Texas	Production Facility
Imuris, Mexico	Production Facility
Juarez, Mexico(1)	Production Facility
Reynosa, Mexico(1)	Production Facility
Concord, Ontario	Production Facility
Stouffville, Ontario(3)	Production Facility
Tillsonburg, Ontario(1)	Production Facility

Waterdown, Ontario	Production Facility
Gandhinagar, India	Production Facility

Performance Chemicals Segment
Hollister, California(2)	Production Facility and Offices
Pittsburg, California(2)	Production Facility
Richmond, California(2)	Production Facility
Augusta, Georgia	Production Facility
East St. Louis, Illinois	Production Facility
Berkeley Heights, New Jersey(2)	Production Facility, Offices and Warehouse
Newark, New Jersey(2)	Production Facility
Solvay, New York	Production Facility
Celina, Texas	Production Facility
Midlothian, Texas	Production Facility
Anacortes, Washington	Production Facility
Thorold, Ontario	Production Facility
Valleyfield, Quebec	Production Facility

Offices
Parsippany, New Jersey(1)	Headquarters

(1)	Leased.
(2)	Mortgaged as security under the Company’s debt facilities.
(3)	Subject to proposed disposition.

Item 3. Legal Proceedings.

          The Company is involved in claims, litigation, administrative proceedings and investigations of various types, including the Richmond litigation discussed below, and certain environmental proceedings previously discussed. See “Item 1. Business - Environmental Matters” above. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

          The first case was filed in 2001 and subsequent cases were filed from March through July 2002. On May 1, 2002, a class action lawsuit arising out of the same facts was also filed. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages. The Company filed a petition for coordination to consolidate the state court cases before a single judge. The petition for coordination has now been granted and follow-on petitions to add additional cases to the coordinated proceedings have been granted. The state court cases were stayed as a result of the Company’s bankruptcy filing. Approximately 73,000 proofs of claim were submitted in the bankruptcy proceedings on behalf of the Richmond claimants, seeking damages for the May 1, 2001 and/or November 29, 2001 releases. A preliminary review of the claimant list indicated that the claimants included most of the plaintiffs in the state court cases, plus several thousand duplicates and some additional claimants. In addition, one class proof of claim was submitted. A motion for class certification was filed but the motion was later withdrawn subject to being re-filed in state court. The Company filed a motion to lift the automatic stay and discharge injunction to allow liquidation of the claims to proceed in California State Court. That motion was granted upon stipulation of the parties, and the action is proceeding in California State Court.

          On April 20, 2005 an order was entered substantially granting the Company’s motion to dismiss approximately 36,000 of the original 73,000 proofs of claim. As a result of further stipulations and orders dismissing an additional 6,000 proofs of claim, there were approximately 30,000 claims remaining at the time that the litigation was stayed for settlement purposes (see below). There are approximately an additional 6,000 claims as to which further dismissal motions were contemplated at the time the stay went into effect. In addition to the claims against the Company and others seeking damages allegedly arising from chemical releases from the Company’s Richmond facility in 2001, certain Richmond claimants also commenced a class action in California State Court against third parties that the Richmond claimants allege to have received fraudulent transfers of the Company’s assets or aided in such transfers. The Company believes that the fraudulent transfer claims and causes of action asserted in the state law complaint are foreclosed by the Company’s plan of reorganization and certain bankruptcy court orders, including the order confirming the plan of reorganization. Accordingly, the Company filed a motion with the bankruptcy court, which was heard May 18, 2005, seeking to enforce the plan of reorganization and bankruptcy court orders to preclude the continued prosecution of the asserted fraudulent transfer claims. That motion was granted in significant part in August 2005. On December 16, 2005, the California State Court granted preliminary approval to the proposed class action settlement agreement totaling $6,250,000 and resolving all claims asserted in the litigation. Class notification has been completed. Subject to the terms and conditions of the preliminarily approved settlement agreement, the hearing for final court approval of the settlement is scheduled for May 25, 2006. In connection with the foregoing, the parties also agreed to stay further activity in the case pending this settlement process, subject to reinstatement of the litigation in the event the settlement is not consummated. The portion of this settlement that will be the Company’s responsibility has been fully accrued for.

Item 4. Submission of Matters to a Vote of Security Holders.

          No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

          The common stock has been quoted on the NASDAQ National Market since November 23, 2004, the Over the Counter Bulletin Board (OTCBB) from November 11, 2003 until November 22, 2004, in both cases under the symbol “GETI”.

          The following table sets forth, for the period indicated, the high and low sale prices in dollars as quoted on the NASDAQ National Market and the OTCBB, as applicable, for its common stock.

	High	Low

2005
First Quarter	$51.44	$15.30
Second Quarter	$16.50	$9.51
Third Quarter	$15.60	$9.63
Fourth Quarter	$18.43	$12.05

2004
First Quarter	$42.00	$35.00
Second Quarter	$40.95	$37.40
Third Quarter	$44.00	$37.05
Fourth Quarter	$51.87	$40.05

          As of March 3, 2006, there were 2,484 stockholders of record of the Company’s common stock.

Dividends

          The Company paid a special dividend of $31.00 per share on March 16, 2005. The Company paid a special dividend of $7.00 per share on December 27, 2004. It currently intends to retain its earnings for use in the operation and expansion of its business and for debt service and, therefore, it does not anticipate paying regular cash dividends in the foreseeable future. Additionally, the Company’s credit facilities directly limit the ability of the Company to pay cash dividends.

Equity Compensation Plan Information

          The following table gives information about its existing Common Stock that may be issued upon the exercise of options, warrants and rights under its 2003 Management and Directors Incentive Plan as of December 31, 2005.

	Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	388,783	$11.52	414,388(1)

Total	388,783	$11.52	414,388

(1)

Available for issuance under the 2003 Management and Directors Incentive Plan. This plan was approved by the bankruptcy court and became effective on November 10, 2003 concurrent with the effective date of the plan of reorganization.

2003 Management and Directors Incentive Plan

          Pursuant to the Company’s 2003 Management and Directors Incentive Plan, employees and directors of the Company and its subsidiaries may be granted stock options, restricted stock, stock appreciation rights, performance share awards, dividend equivalent rights or any other stock-based awards. The compensation committee of the Board has the authority to select participants and determine grants of awards. The maximum number of shares with respect to which any awards may be granted during a calendar year to any participant is 100,000. Upon a “change in control” of the company, unless otherwise determined by the compensation committee, each outstanding award shall automatically become fully exercisable. The Board may, at any time, amend or discontinue the plan and the compensation committee may, at any time, amend or cancel any outstanding award or provide substitute awards in accordance with the plan, provided that such action does not adversely affect the participant. The term of the Plan is 10 years.

Item 6. Selected Financial Data.

          The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company’s Consolidated Financial Statements. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company’s post-emergence financial statements (“Successor”) will not be comparable with its pre-emergence financial statements (“Predecessor”).

	Successor			Predecessor

	Years Ended December 31,				Years Ended December 31,
			Period Ended December 31, 2003	Period Ended November 10, 2003
	2005	2004			2002		2001

	(In thousands, except per share data)

Statement of Operations Data:
Net revenues	$919,962	$831,198	$93,144	$668,639	$834,540		$839,382
Restructuring and impairment charges	15,822	10,629	293	24,480	—		108,879
Operating profit (loss)	31,416	39,247	4,876	20,725	61,742		(57,214)
Interest expense	29,129	8,557	2,453	900	59,342		73,544
Income (loss) from continuing operations(1)(2)	3,299	7,400	1,951	468,029	(101,413)		(93,092)
Income (loss) from discontinued operations	(4,121)	187,918	(859)	26,363	(98,112)		(77,752)
Net income (loss)(1)(2)	$(822)	$195,318	$1,092	$494,392	$(360,649	)(3)	$(170,844)

Per Share:
Income (loss) from continuing operations— basic(1)(2)	$0.33	$0.74	$0.20	$18.31	$(3.97)		$(3.66)
Income (loss) from continuing operations— diluted(1)(2)	0.33	0.74	0.20	18.31	(3.97)		(3.66)
Net income (loss)—basic(1)(2)	(0.08)	19.53	0.11	19.34	(14.13	)(3)	(6.72)
Net income (loss)—diluted(1)(2)	(0.08)	19.48	0.11	19.34	(14.13	)(3)	(6.72)
Dividends(4)	31.00	7.00	—	—	—		0.15

Balance Sheet Data (at end of period):
Total assets	$757,812	$753,626	$1,066,809		$956,985		$1,164,843
Long-term debt (including current portion)	361,732	12,536	251,188		922,683		815,548
Total equity (deficit)	85,375	400,427	278,787		(510,321)		(142,337)

(1)

Includes a decrease to the deferred tax asset valuation allowance of $98.5 million ($3.85 per share) in 2003, and an increase to the deferred tax asset valuation allowance of $97.7 million ($3.83 per share) in 2002 to record a valuation allowance for the Company’s net domestic deferred tax assets.

(2)	Includes reorganization items of $418.2 million ($16.36 per share) of income for the period ended November 10, 2003 and $11.6 million ($0.46 per share) of expense in 2002.
(3)	Includes the cumulative effect of a change in accounting principle of $161.1 million ($6.31 per share).
(4)

During 2005 and 2004, the Company paid a special dividends of $31.00 and $7.00 per share, respectively. During the fourth quarter of 2001, the Company suspended the payment of regular quarterly dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following section should be read in conjunction with the consolidated financial statements and the notes indicated elsewhere in this Annual Report. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than statements of historical facts, included in this Annual Report may constitute forward-looking statements. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that these assumptions and expectations will prove to have been correct. Important factors that could cause actual results to differ from these expectations are disclosed in this Annual Report and include various risks, uncertainties and assumptions. Such factors include, but are not limited to, those set forth in the section of this annual report captioned “Business – Risk Factors”.

          Management’s Discussion and Analysis of Financial Condition and Results of operations contains non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Included in Item 7. Reconciliation of Non-GAAP Financial Measures 2003 is a reconciliation statement of operations data for the full year 2003 to the Predecessor Company and Successor Company statements of operations for the periods ended November 10, 2003 and December 31, 2003, respectively. Management believes that this information is the most relevant and useful formation for making comparisons to the periods ended December 31, 2005 and 2004. References to the full year 2003 throughout this Discussion refer to the above-mentioned information.

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

          On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common share, which was paid on March 16, 2005. Also, on February 28, 2005, GenTek closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility. The Company used approximately $311 million, which is net of $2 million of dividends remaining to be paid, of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes. In connection with the closing of the new financing, the Company recorded a charge of approximately $3 million to write-off deferred financing costs of its existing debt facility during the first quarter of 2005. The payment of the two special dividends and the closing on the financing reflect the completion of the Company’s recapitalization plan. The Company believes these actions have provided substantial value to holders of common stock and established a more appropriate capital structure for the Company. Prior to the recapitalization, the Company’s balance sheet was substantially debt-free. By establishing this capital structure, GenTek believes it has positioned the Company to provide leveraged returns for its shareholders.

Stouffville, Canada Facility

          On November 30, 2005 the Company executed a non-binding letter of intent to sell its NOMA CableTech business in Stouffville, Canada to Southwire Company of Carrollton, Georgia. The operation is dedicated principally to the manufacture and sale of industrial building wire in the Canadian market. The business represents approximately 12 percent of the Company’s 2005 annual revenues and is non-strategic to the Company’s core businesses. The intended transaction is valued by the Company at approximately $33 million, based upon a purchase price estimated to be $21 million, subject to normal post closing adjustments, plus an estimated $12 million, which the Company expects to generate from the liquidation of certain retained assets. The Company has recorded a pre-tax asset impairment of $6.8 million in the fourth quarter of 2005 due to expected disposition of the assets. The parties are currently negotiating the sale, which, if successful, is expected to close in the second quarter of 2006. An additional pre-tax loss is expected to be recorded upon consummation of the transaction.

Discontinued Operations

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

Acquisition

          On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing operation located in Reynosa, Mexico from Whirlpool Corporation for $8.4 million. As part of the transaction, the Company entered into a seven year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share for the pre-acquisition periods is not material. Revenues from the supply agreement were approximately $163 million for the year ended December 31, 2005 and $80 million for the six month period ended December 31, 2004.

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

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

          On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code.

          The Debtors filed for relief under Chapter 11 as a result of the Company’s inability to obtain an amendment to its pre-petition senior credit facility. The protection afforded by Chapter 11 allowed the Debtors to continue to serve their customers and preserve the value of their businesses, while they reorganized and worked to develop and implement a strategic plan to deleverage the Company’s balance sheet and create an improved long-term capital structure.

          The Debtors plan of reorganization (the “Plan”) was confirmed on October 7, 2003 and became effective in accordance with its terms on November 10, 2003 (the “Effective Date”).

          Pursuant to the provisions of the Plan, in full satisfaction of their allowable claims: (i) the holders of existing secured claims under the Company’s pre-petition credit facility (excluding the tranche in which Noma Company is a borrower to the extent such holders were secured by Noma) initially received approximately 81 percent of the common stock of the reorganized Company (the “Reorganized Company”), $60 million in cash (reduced by certain payments) and $216.5 million principal amount of senior term notes issued by the Reorganized Company; (ii) holders of existing secured claims under the term loan facility to Noma Company under the Company’s pre-petition credit facility received approximately 13 percent of the common stock of the Reorganized Company and $33.5 million principal amount of senior term notes issued by the Reorganized Company; (iii) holders of general unsecured claims and trade vendor claims who elected to receive equity in the Reorganized Company on account of their claims received a pro rata distribution of up to approximately two percent, in the aggregate, of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (iv) holders of general unsecured claims and trade vendor claims that elected not to receive equity of the Reorganized Company received an amount in cash equal to the lesser of (A) six percent of each such holder’s allowed claim or (B) each such holder’s pro rata share of $5 million; (v) holders of unsecured claims relating to the Company’s existing bonds received approximately four percent of the common stock of the Reorganized Company and warrants to purchase additional shares of the common stock of the Reorganized Company; (vi) upon the liquidation of their disputed claims, holders of California Tort Claims (as defined in the Plan), to the extent they are determined to hold allowable claims, will receive the same treatment of any uninsured portion of their claims (excluding any portion of such claims attributable to noncompensatory damages) as they would have received had such claims been classified as general unsecured claims (except that such holders will not be entitled to elect cash instead of equity); (vii) holders of Pennsylvania Tort Claims (as defined in the Plan) received, through their class representative, an aggregate distribution of $120,000 in cash, a note in the principal amount of $675,000, and a payment from the Debtors’ insurer; and (viii) holders of claims described in subsections (i), (iii), (iv), (v) and (vi) above will be entitled to receive a portion of any amounts recovered by a preference claim litigation trust created pursuant to the Plan. In addition to the foregoing, pursuant to the Plan administrative expense claims, priority claims, convenience claims, a secured claim of the Company against Noma Company in the amount of approximately $5.7 million and certain other secured claims, were paid in full. Furthermore, the Plan provided for the cancellation of all then outstanding shares of common stock of the Company without any distribution to be made to the holders of such shares.

          The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, the Company’s post-emergence financial statements (“Successor”) will not be comparable with its pre-emergence financial statements (“Predecessor”).

Overview

          The Company is a holding company whose subsidiaries manufacture industrial components and performance chemicals. It operates through two primary business segments: manufacturing and performance chemicals. Its products are frequently highly engineered and are important components of, or provide critical attributes to, its customers’ end products or operations. The Company operates over 60 manufacturing and production facilities located primarily in the U.S., Canada, Mexico and India. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

Manufacturing

          The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. Over the last several years the Company’s automotive sales and operating profits have been adversely impacted by industry conditions affecting its major customers’ operations. Volume reductions and pricing pressure by auto manufacturers and Tier 1 suppliers has resulted in lower volumes and selling prices. Sales to the automotive market, which accounted for approximately 41 percent of the manufacturing segment’s revenue in 2005, declined approximately five percent during the past year, due in large part to industry issues discussed above. The Company expects that sales in this market will fall again in 2006. Sales related to the appliance and electronics market have also been negatively impacted by similar pricing pressures. Sales to the appliance and electronics market, which accounted for approximately 37 percent of the manufacturing segment’s revenues in 2005, however, have increased approximately 45 percent over the last year due primarily to the impact of the acquisition of a wire harness sub assembly manufacturing facility in Reynosa, Mexico from Whirlpool Corporation on June 30, 2004. As part of this transaction, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The gross profit margins generated on the revenues from this supply agreement are significantly lower than the gross profit margins generated on the other revenues in this market. The Company planned to improve gross profit margins on this revenue and on other products as well, by moving the production of the related products to its new manufacturing facility in India and by consolidating a portion of its production from other manufacturing facilities to the facility in Reynosa. However, the planned execution of this strategy has been delayed due to operating issues in Mexico, obtaining qualified sources of raw materials for the India facility and opportunities to improve communications and operations with Whirlpool’s manufacturing facilities. Steps have been and continue to be taken, including changes in Wire Harness senior management, to resolve these issues so an acceptable level of profitability can be achieved. The Company anticipates that sales in the appliance and electronics market will increase moderately in 2006. In response to competitive pressures from offshore suppliers in the automotive and appliance and electronics markets, the manufacturing segment has taken aggressive action to improve its cost position. The Company has closed certain facilities, reduced headcount and other operating expenses, and outsourced production of certain less complex components to lower cost, third party manufacturers in Asia. Sales to the industrial market, which account for approximately 22 percent of the manufacturing segment’s revenues, have increased from 15 percent last year principally due to the impact of the pass through of higher raw material prices for copper as well as the favorable impact of exchange rate fluctuations. The proposed disposition of the Stouffville facility, with 2005 revenue of $107 million, represents the largest portion of this business market.

          Due to the Company’s dependence on the North American automotive market, production levels of the automotive OEMs influence the manufacturing segment’s sales and profitability. The North American automobile and light truck “build rate” is one commonly used indicator of such production levels. More specifically, though, the production levels of the individual engine programs that it supplies impact its sales and profitability in the automotive market. The Company’s revenues in this market are also influenced, to a lesser degree, by the North American “class 8” heavy truck build rate. In the appliance and electronic market, shipments of household appliances are one indicator of overall industry production levels.

          Profitability in the Company’s manufacturing segment can be influenced by a number of factors, including: production levels at its individual manufacturing facilities, as well as the volume and consistency of production levels at its customers’ manufacturing facilities; demands from its customers to reduce the prices of its products; the prices it pays for key raw materials and transportation costs.

Performance Chemicals

          The performance chemicals segment provides a broad range of value-added chemical products and services to four principal markets: environmental, pharmaceutical and personal care, technology and chemical processing. Sales to the environmental and chemical processing markets, which account for approximately 67 percent of the performance chemicals segment’s revenues, have increased approximately five percent over the last year. This increase is principally due to price increases. The Company anticipates that sales to the environmental and chemical processing markets will improve modestly in 2006. Sales to the pharmaceutical and personal care market, which account for approximately 19 percent of the performance chemicals segment’s revenue, increased by approximately 14 percent over the last year. The Company anticipates sales to this market in the year 2006 will be flat year over year. Sales to the technology market, which account for approximately 14 percent of the performance chemicals segment’s revenues, have remained flat year over year. The Company anticipates that sales into this market will grow by approximately 4 percent in 2006 due mainly to the emerging recovery in the North American microelectronics industry. The profitability of its performance chemicals segment has also been negatively impacted in recent years by cyclically high raw material prices. While the Company believes that some of this price pressure will subside in future periods, it cannot be certain of the timing or magnitude of any such price decreases.

          In the environmental market, its revenues are derived principally from the sale of sulfuric acid regeneration services to large oil refineries on the West Coast of the United States and from the sale of water treatment chemicals to municipalities. In the chemical processing market, its revenues are principally derived from the sale of water treatment chemicals, sulfuric acid and sodium nitrite which are used in the manufacture of paper, dyes, pigments, fertilizers as well as many other products. In the pharmaceutical and personal care market, GenTek’s revenues and profitability are driven by sales of active ingredients to manufacturers of antiperspirants, with such manufacturers’ production levels influenced by antiperspirant market share trends and new product introductions. The Company’s sales in the technology market are influenced by North American production levels of semiconductor devices.

          Profitability in its performance chemicals segment can be influenced by a number of factors, including: competitive market conditions; production levels at its individual manufacturing facilities; energy costs, including the prices of natural gas and electricity; the prices it pays for its key raw materials, including sulfur, bauxite, aluminum tri-hydrate and zirconium-based products; and transportation costs.

Results of Operations

          The following table sets forth certain line items from its Consolidated Statements of Operations for the three years ended December 31, 2005 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated. As previously discussed, the Company emerged from Chapter 11 and adopted fresh start accounting on November 10, 2003. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

	Years Ended December 31,

	2005		2004		2003(1)

	(In millions)
Net revenues	$920.0	100%	$831.2	100%	$761.8	100%
Cost of sales	797.7	87	712.7	86	626.4	82
Selling, general and administrative expense	74.4	8	82.0	10	85.0	11
Restructuring and impairment charges	15.8	2	10.6	1	24.8	4
Pension curtailment and settlement (gains) losses	0.6	—	(13.4)	(2)	—	—

Operating profit	31.4	3	39.2	5	25.6	3
Interest expense	29.1	3	8.6	1	3.4	—
Interest income	0.6	—	0.8	—	0.4	—
Reorganization items	—	—	—	—	(418.2)	(55)
Other (income) expense, net	(2.6)	—	8.9	1	(7.2)	(1)
Income tax provision (benefit)	2.3	—	15.1	2	(22.0)	(3)

Income from continuing operations	$3.3	—%	$7.4	1%	$470.0	62%

(1)

This data is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Included in Item 7. Reconciliation of Non-GAAP Financial Measures 2003 is a reconciliation of statement of operations data for the full year 2003 to the Predecessor Company and Successor Company statements of operations for the periods ended November 10, 2003 and December 31, 2003, respectively. Management believes that this information is the most relevant and useful information for making comparisons to the periods ended December 31, 2004 and 2005.

2005 Compared with 2004

          Net revenues were $920 million for the year 2005 compared with $831 million for the prior year. This increase was due to higher sales of $71 million in the manufacturing segment and $18 million in the performance chemicals segment. The increase in the manufacturing segment is the result of higher sales to the appliance and electronic and industrial markets, partially offset by a decrease in sales in the automotive market. The increase in revenues in the appliance and electronics market is due to the acquisition of a wire and harness subassembly manufacturing facility, Reynosa, Mexico, from Whirlpool Corporation on June 30, 2004. As part of this acquisition, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The increase in revenues in the industrial market is primarily due to the impact of the pass through of higher raw material prices for copper as well as the favorable impact of exchange rate fluctuations. The decrease in sales in the automotive market is due to lower sales volumes to the Company’s North American automotive customer base. The increase in the performance chemicals segment is due to increased environmental and chemical processing sales and the company’s pharmaceutical and personal care product line partially offset by lost revenues attributable to closed facilities.

          Gross profit was $122 million for the year 2005 as compared with $118 million for 2004. This reflects higher gross profit in performance chemicals and lower gross profit in manufacturing of $11 million and $7 million, respectively. The increase in the performance chemicals segment gross profit includes an insurance recovery related to the Company’s closed Delaware Valley Works South Plant, the increased volumes discussed above, as well as plant cost savings net of lost revenue due to the closure of the North Plant of the Delaware Valley Works in January 2005. The decrease in gross profit in the manufacturing segment is principally due to the reduction in sales of two major auto parts suppliers, the termination of two appliance and electronic supply contracts and a contractual price adjustment required by the Whirlpool supply agreement.

          Selling, general and administrative expense was $74 million for the year ended December 31, 2005 as compared with $82 million in the prior year. This reduction is primarily attributable to the Company’s cost reduction efforts and lower pension and other postretirement benefits expense, partially offset by a $2 million charge relating to the former Chief Executive Officer’s separation from the Company.

          Restructuring and impairment charges were $16 million for the year ended December 31, 2005 as compared with charges of $11 million for the prior year ended December 31, 2004. During 2005, impairment charges of $9 million were recorded relating to closed facilities and a facility expected to be sold. Restructuring charges recorded in 2005 included $5 million associated with the closure of three production facilities, closure of the Company’s Southfield, Michigan office and headcount reductions and $2 million for continuing costs from activities initiated during prior years. The charges recorded in the prior year were associated with the closure of four production facilities. The Company expects to substantially complete implementation of the current year restructuring actions by the end of 2006. Restructuring actions initiated in prior years have been substantially completed. The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions. The Company expects that the current year restructuring actions will result in an estimated annual reduction in employee and facility related expense of approximately $5 million. The Company began to realize these reductions during 2005.

          During 2005, the Company terminated its two defined benefit pension plans relating to former employees of the Company’s personal care chemicals manufacturing operations in Ireland, which were closed in 2004. As a result of this action, a settlement loss of $0.6 million was recorded. During 2004, the Company notified its employees that benefit accruals in defined benefit pension plans covering domestic salaried and certain hourly employees would be frozen effective April 1, 2004. As a result, a curtailment gain of approximately $13 million was recognized in 2004.

          Operating profit was $31 million for the year 2005 as compared with $39 million for the prior year. The lower operating profit in 2005 reflects a pension curtailment gain in 2004, offset by higher gross margin and lower selling, general and administrative expense in 2005.

          Interest expense was $29 million for the year 2005 as compared to $9 million for the prior year. Interest expense for the year 2005 consisted principally of interest expense on the Company’s new credit facilities and a charge of $3 million to write-off deferred financing costs as a result of the recapitalization.

          Income tax expense for the year 2005 was $2 million as compared to $15 million for the year 2004. The principal reason that income tax expense for the year 2004 was significantly higher than the US federal statutory rate was due to the impact of the Company’s foreign operations, primarily related to the Company’s inability to utilize foreign tax credits and the sale of an equity investment.

2004 Compared with 2003

          Net revenues were $831 million for the year 2004 compared with $762 million for the prior year. This increase was due to higher sales in the manufacturing segment of $89 million, partially offset by lower sales in the performance chemicals segment of $19 million. The increase in the manufacturing segment is principally the result of higher sales to the appliance and electronic and industrial markets of $71 million and $18 million, respectively. The increase in revenues in the appliance and electronics market is principally due to the acquisition of a wire harness and subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004, partially offset by lower sales to a major customer as a result of them resourcing their supply to a Far East competitor. As part of this acquisition, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. Revenues related to this supply agreement were approximately $80 million for the six-month period ended December 31, 2004. The increase in revenues in the industrial market is primarily due to the impact of the pass through of higher raw material prices for copper as well as the favorable impact of exchange rate fluctuations. The decrease in the performance chemicals segment is due to lower sales in the Company’s sulfuric acid and fine chemical product lines of $17 million and $15 million, respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $7 million for the Company’s water chemical product line, due principally to the impact of the pass through of higher raw material prices and higher sales of the Company’s electronic chemical and personal care product lines of $3 million and $2 million, respectively.

          Gross profit was $118 million for the year 2004 as compared with $135 million for 2003. This decrease reflects lower gross profit in the performance chemicals and manufacturing segments of $11 million and $6 million, respectively. The decrease in gross profit in the performance chemicals segment is principally due to higher environmental costs of $5 million, higher depreciation and amortization expense of $8 million as a result of fresh start accounting and the impact of the above-mentioned lower sales in the sulfuric acid and fine chemical product lines, partially offset by the favorable impact of the Honeywell settlement of $7 million. The charge for environmental matters is related to incremental costs associated with the receipt of sampling results related to a corrective action program at one of the Company’s performance chemicals manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company’s performance chemicals manufacturing facilities. The decrease in gross profit in the manufacturing segment is principally due to higher depreciation and amortization expense of $9 million as a result of fresh start accounting partially offset by the above-mentioned higher sales in the industrial market. The increase in revenue due to the Whirlpool supply agreement discussed above did not have a significant impact on gross profit.

          Selling, general and administrative expense was $82 million for the year 2004, as compared with $85 million for 2003. This decrease is principally due to lower management agreement expense, lower salaries and lower pension expense, partially offset by higher consulting and audit expense. The higher consulting and audit expense is principally related to efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

          Operating profit was $39 million for the year 2004 as compared with $26 million for the prior year. This increase is principally due to the higher level of restructuring and impairment charges recorded during 2003, the above-mentioned pension curtailment gain and lower selling, general and administrative expense, partially offset by the above-mentioned lower gross profit.

          Interest expense was $9 million for the year 2004 as compared to $3 million for the prior year. Interest expense for the year 2004 consisted principally of interest expense on the Company’s $250 million senior term loan agreement due November 2008 (“Senior Term Loan Agreement”) and $125 million revolving credit facility due November 2008 (“Revolving Credit Facility”). During 2003 no interest expense was recorded on the Company’s pre-petition senior credit facility and 11% Senior Subordinated Notes. The Company made adequate protection payments to its senior creditors prior to its emergence from bankruptcy, which have been treated for accounting purposes as reductions in principal.

Interest expense for the Company’s Senior Term Loan Agreement and its Revolving Credit Facility was $2 million for the period from emergence on November 11, 2003 through December 31, 2003. As of December 31, 2004 the Company has repaid its Senior Term Loan Agreement in full.

          There were no reorganization items for the year 2004 as compared with $418 million of income for 2003. Reorganization items for 2003 include income from the discharge of indebtedness of $376 million and fresh start accounting adjustments of $115 million, partially offset by expenses associated with the Company’s reorganization under Chapter 11 of $73 million. Expenses associated with the Company’s reorganization include professional fees, employee retention costs and write off of unamortized debt issuance costs.

          On September 30, 2004, certain subsidiaries of the Company entered into a share purchase and transfer agreement under which the Company agreed to sell its 50 percent interest in the PrettlNoma Systems joint venture to Prettl Industrie Beteiligungs GmbH. The agreement effectively terminates the joint venture, which supplies panel systems for the appliance industry. As a result, the Company recorded an impairment to the carrying value of its investment in the joint venture in other (income) expense of approximately $13 million, reflecting an other than temporary decline in value in accordance with the provisions of Accounting Principles Board Opinion No. 18.

          Income tax expense for the year 2004 was $15 million as compared to an income tax benefit of $22 million for the year 2003. The principal reason that income tax expense for the year 2004 was significantly higher than the U.S. federal statutory rate is due to the impact of the Company’s foreign operations, primarily related to the Company’s inability to utilize foreign tax credits and the sale of an equity investment. For the year 2003, the Company recorded income of $376 million related to the discharge of indebtedness. The Company recorded tax expense of $57 million on this income, which represented a non-cash charge related to a reduction in the value of the Company’s tax basis in its assets as required by the Internal Revenue Code. Based upon projections of the Company’s future domestic taxable income, the Company concluded during the fourth quarter of 2003 that it was more likely than not it would be able to realize its domestic net deferred tax assets. Accordingly the Company recorded a decrease in its valuation allowance of $99 million effectively restoring the carrying value of its domestic net deferred tax asset.

Results of Operations by Segment

2005 Compared with 2004

	Years Ended December 31,

	2005	2004	Change

	(In millions)
Net Revenues:
Manufacturing	$585.9	$514.6	$71.3
Performance chemicals	334.1	316.6	17.5

Total	$920.0	$831.2	$88.8

Operating Profit (Loss):
Manufacturing	$7.6	$25.2	$(17.6)
Performance chemicals	29.4	21.2	8.2
Corporate	(5.6)	(7.2)	1.6

Total	$31.4	$39.2	$(7.8)

Manufacturing Segment

          Net revenues for the manufacturing segment were $586 million for the year 2005 as compared to $515 million for 2004. This increase is the result of higher sales to the appliance and electronic and industrial markets of $64 million and $16 million, respectively, partially offset by a decrease in sales of $9 million in the automotive market. The increase in revenues in the appliance and electronics market is due to the acquisition of a wire and harness subassembly manufacturing facility, Reynosa, Mexico, from Whirlpool Corporation on June 30, 2004. As part of this acquisition, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. Revenues related to this supply agreement were approximately $163 million for the year ended December 31, 2005 and $80 million for the six-month period ended December 31, 2004. The increase in the revenues in the industrial market is primarily due to the impact of the pass through of higher raw material prices for copper as well as the favorable impact of exchange rate fluctuations. The decrease in sales in the automotive market is due to lower sales volumes to the Company’s North American automotive customer base. Gross profit was $61 million for the year 2005 as compared to $68 million for 2004. This decrease is principally due to the reduction in sales of two major auto parts suppliers, the termination of two appliance and electronic supply contracts and a contractual price adjustment required by the Whirlpool supply agreement, partially offset by the effect of increased sales to Whirlpool. Selling, general and administrative expense was $42 million for 2005 as compared with $43 million for 2004. This decrease was principally due to cost reduction programs, lower sales commissions, some what offset by a full year of Reynosa costs. Restructuring and impairment charges were $11 million for 2005 and $2 million for 2004. Operating profit for 2005 was $8 million as compared with $25 million for 2004. This decrease is the result of the above-mentioned lower gross profit and the restructuring charges related to the closing of three production facilities and the company’s Southfield, Michigan office, partially offset by lower general and administrative expense.

Performance Chemicals Segment

          Net revenues were $334 million for the year 2005 as compared with $317 million for the prior year. This increase was principally the result of higher sales in the Company’s environmental and chemical processing market and pharmaceutical personal care product line of $23 million and $7 million, respectively, partially offset by lost revenues of $11 million attributable to closed facilities. The increase was primarily the result of the pass through of higher raw material prices and freight costs as well as higher volumes in the environmental and personal care product lines. Gross profit for 2005 was $61 million as compared to $50 million for the prior year. The increase was principally the result of the increased volumes and pass through of previously incurred raw material price increases discussed above, an insurance recovery of $3 million related to the Company’s closed Delaware Valley Works South Plant, and plant cost savings net of lost revenue of $2 million due to the closure of the North Plant of the Delaware Valley Works in January 2005. Selling, general and administrative expense was $29 million for the year 2005 as compared with $31 million for 2004. The decrease was principally due to lower pension expense and lower salaries and other cost reductions. Restructuring and impairment charges were $3 million for the year 2005 as compared with a $9 million charge recorded during 2004. Operating income for 2005 was $29 million as compared with $21 million for 2004. The increase is principally due to the increased gross profit, lower selling, general and administrative expense and increased operating efficiencies.

2004 Compared with 2003

	Years Ended December 31,

	2004	2003(1)	Change

	(In millions)
Net Revenues:
Manufacturing	$514.6	$425.9	$88.7
Performance chemicals	316.6	335.9	(19.3)

Total	$831.2	$761.8	$69.4

Operating Profit (Loss):
Manufacturing	$25.2	$37.1	$(11.9)
Performance chemicals	21.2	0.7	20.5
Corporate	(7.2)	(12.2)	5.0

Total	$39.2	$25.6	$13.6

(1)

This data is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Included in Item 7. Reconciliation of Non-GAAP Financial Measures 2003 is a reconciliation of statement of operations data for the full year 2003 to the Predecessor Company and Successor Company statements of operations for the periods ended November 10, 2003 and December 31, 2003, respectively. Management believes that this information is the most relevant and useful information for making comparisons to the period ended December 31, 2004.

Manufacturing Segment

          Net revenues for the manufacturing segment were $515 million for the year 2004 as compared to $426 million for 2003. This increase is the result of higher sales to the appliance and electronic and industrial markets of $71 million and $18 million, respectively. The increase in revenues in the appliance and electronics market is due to the acquisition of a wire and harness subassembly manufacturing facility from Whirlpool Corporation on June 30, 2004, partially offset by lower sales to a major customer as a result of them resourcing their supply to a Far East competitor. As part of this acquisition, the Company entered into a seven-year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. Revenues related to this supply agreement were approximately $80 million for the six-month period ended December 31, 2004. The increase in the revenues in the industrial market is primarily due to the impact of the pass through of higher raw material prices for copper as well as the favorable impact of exchange rate fluctuations. Gross profit was $68 million for the year 2004 as compared to $75 million for 2003. This decrease is principally due to increased depreciation and amortization expense of $9 million as a result of fresh start accounting, partially offset by the above-mentioned higher sales in the industrial market. The increase in revenue due to the Whirlpool supply agreement did not have a significant impact on gross profit. Selling, general and administrative expense was $43 million for 2004 as compared with $38 million for 2003. This increase was principally due to higher allocated corporate expense as a result of the sale of the communication business and the above-mentioned purchase of a wire and harness subassembly manufacturing facility, as well as lower cost recoveries related to a management services agreement. Restructuring and impairment charges were $2 million for the year 2004, which was $3 million higher than the prior year amount. Operating income for 2004 was $25 million as compared with $37 million for 2003. This decrease is the result of the above-mentioned lower gross profit, higher selling, general and administrative expense and higher restructuring and impairment charges, partially offset by a $2 million pension curtailment gain recorded in 2004.

Performance Chemicals Segment

          Net revenues were $317 million for the year 2004 as compared with $336 million for the prior year. This decrease was principally the result of lower sales in the Company’s sulfuric acid and fine chemical product lines of $17 million and $15 million respectively, reflecting the shutdown of the South Plant of the Company’s Delaware Valley Works and restructuring of the North American sulfur derivatives business. This decrease was partially offset by higher sales of $7 million for the Company’s water chemical product line due principally to the impact of the pass through of higher raw material prices and higher sales of the Company’s electronic chemical and personal care products lines of $3 million and $2 million, respectively. Gross profit for 2004 was $50 million as compared with $61 million for the prior year. This decrease was principally due to higher environmental costs of $5 million, higher depreciation and amortization expense of $8 million and the impact of the above-mentioned lower sales of the sulfuric acid and fine chemical product lines, partially offset by the favorable impact of the above-mentioned Honeywell settlement of $7 million. The charge for environmental matters is related to increased costs associated with the receipt of sampling results related to a corrective action program at one of the Company’s manufacturing facilities and incremental costs associated with the regulatory requirements of closing an impoundment unit at another one of the Company’s manufacturing facilities. Selling, general and administrative expense was $31 million for the year 2004 as compared with $34 million for 2003. The decrease was principally due to lower pension expense and lower salaries partially offset by higher allocated corporate expenses principally due to the sale of the communications business. Restructuring and impairment charges were $9 million for the year 2004 as a result of the closure of three manufacturing facilities as compared with a $26 million charge recorded during 2003. The charge for 2003 was principally due to a $25 million charge to reduce the carrying value of the fixed assets at the South Plant of the Company’s Delaware Valley Works to estimated fair value, which was determined based upon a number of factors including an analysis of market transactions for similar assets. Operating income for 2004 was $21 million as compared with $1 million for 2003. This increase is principally due to the lower level of restructuring and impairment charges, a $12 million pension curtailment gain recorded in 2004 and lower selling general and administrative expense, partially offset by the above-mentioned lower gross profit.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $12 million at December 31, 2005, compared with $10 million at December 31, 2004. The Company had working capital of $129 million at December 31, 2005 as compared with working capital of $97 million at December 31, 2004. Higher accounts receivable, driven by the increased sales and lower accrued liabilities partially offset by increased trade payables accounted for $11 million of the increase in working capital. The increase in current deferred income taxes of $18 million primarily reflects the Company’s anticipated realization of income tax loss carryforwards during the coming year. While accounts receivable have increased due to higher sales, the increase was mitigated through improved collection processes, which reduced average outstanding days of sales. Inventory would reflect a decrease year over year if 2005 copper pricing had not increased over 2004, while fulfilling increased customer orders on a timely basis. The trade payables increase reflects vendor confidence in extending terms due to the financial performance of the company.

          Cash payments for employee termination costs and facility exit costs totaled $8 million in the year ended December 31, 2005. Management expects that cash outlays of approximately $2 million related to these actions will be substantially completed by the end of 2006, with the exception of a lease obligation that has payment terms extending beyond 2006. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

          On February 28, 2005, the Company’s board of directors declared a special dividend of $31.00 per common share, which was paid on March 16, 2005. Also, on February 28, 2005, the Company closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility (the “Credit Facilities”). The term loans include a $235 million first lien loan due on February 28, 2011 with an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135 million second lien loan due on February 28, 2012 with an interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. The $60 million revolving credit facility matures on February 28, 2010 and carries an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. The first lien term loan is subject to amortization of $2 million per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Company used approximately $311 million, which is net of $2 million of dividends remaining to be paid, of the financing proceeds to pay the special dividend and $35 million of the proceeds to pre-fund certain defined benefit pension obligations. The remainder of the proceeds were used to pay transaction fees, to refinance existing debt and for general corporate purposes. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures. At December 31, 2005, the Company was in compliance with the covenants in the Credit Facilities. In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-existing $125 million revolving credit facility were repaid and the underlying credit agreement was terminated.

          In April 2005, the Company entered into two no-cost interest rate collar agreements, effectively hedging $185 million of its LIBOR-based floating rate term debt for five years. As a result of entering into the agreements, the interest rate to be paid by the Company relating to the hedged portion of its debt will be based on a minimum three-month LIBOR rate of 4.05 percent on average and a maximum three-month LIBOR rate of 5.00 percent.

          During 2005, the Company contributed $38 million to its pension plan trusts, of which $35 million was in excess of required contribution amounts. Under current assumptions, this accelerated funding is expected to substantially reduce the amount of cash contributions the Company is required to make during 2006 to less than $1 million.

          During 2005, the Company made $29 million of capital expenditures. Capital expenditures are expected to be approximately $25 to $30 million in 2006.

          At December 31, 2005 the Company had no borrowings outstanding on its revolving credit facility. During 2005, the Company prepaid $12 million of its first lien term loan.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover debt service requirements, capital expenditures, and working capital requirements during 2006.

Off-Balance Sheet Financing Agreements

          The Company has not entered into any off-balance sheet financing arrangements.

Contractual Obligations

	Payments Due by Period

	(In thousands)

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long-term debt	$4,257	$7,558	$161,780	$188,137	$361,732
Operating leases	5,644	10,116	8,246	1,402	25,408
Purchase obligations	18,400	2,500	200	—	21,100

Total contractual obligations	$28,301	$20,174	$170,226	$189,539	$408,240

Environmental Matters

          The Company’s various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada, Mexico, India and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require the Company to make expenditures which may be material or otherwise adversely impact the Company’s operations. See also Item 1. “Business - Environmental Matters.”

          The Company’s accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2005, accruals for environmental matters were $27 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company generally does not maintain insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

          The Company maintains a program to manage its facilities’ compliance with environmental laws and regulations. Expenditures for 2005 approximated $9 million (of which approximately $2 million represented capital expenditures and approximately $7 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2004 approximated $14 million (of which approximately $4 million represented capital expenditures and approximately $10 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects expenditures similar to 2005 levels in 2006. In addition, if environmental laws and regulations affecting the Company’s operations become more stringent, costs for environmental compliance may increase above historical levels.

Recent Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

           In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005. The Company will use the modified prospective method to adopt this accounting standard. For all share-based awards issued after January 1, 2006, the Company will record compensation expense over the requisite service period based on the fair value of the awards. In addition, the Company expects to record expense of approximately $0.4 million in 2006 related to previously-issued, unvested stock options.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may not be within the control of the Company. The Company adopted this accounting standard in 2005, and it did not have a material effect on the Company’s financial statements.

Critical Accounting Policies and Estimates

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements. The significant accounting policies which it believes are the most critical to the understanding of reported financial results include the following:

          Revenue Recognition – GenTek recognizes revenue when pervasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized from product sales when title and risk of loss has passed to the customer consistent with the related shipping terms, generally at the time products are shipped. The Company records a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition. Provisions for sales returns and other allowances are determined using management’s judgments of required amounts, based upon the Company’s historical experience. Actual returns could differ from these estimates. However, if the total actual level of sales returns differed from management’s estimates by 10 percent, the effect would not be material.

          Accounts Receivable – GenTek maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances are based upon historical experience and information available to management about the creditworthiness, financial condition and payment history of its customers. If the financial condition of the customers were to deteriorate, additional allowances may be required. To the extent that management’s estimate of the uncollectible amount of receivables differs from the amount the Company is ultimately not able to collect by 10 percent, its results would be impacted by approximately $1 million.

          Deferred Taxes – GenTek records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized based upon historical taxable income, projected future taxable income and available tax planning strategies. Its estimates of future taxable income are based upon its current operating forecast, which it believes to be reasonable. As a result of the Company’s emergence from bankruptcy and the associated discharge of indebtedness, the Company revised its estimates of future domestic taxable income, based on its new capital structure. Based on these estimates and the Company’s evaluation of potential tax-planning strategies, the Company concluded that it was more likely than not that it would be able to realize its domestic deferred tax assets, and accordingly reversed its remaining valuation allowance for its domestic deferred tax assets of $99 million in November 2003 in the Predecessor Company financial statements. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. However, different assumptions regarding its current operating forecast could materially effect its estimates.

          Impairment of Goodwill and Other Intangible Assets – GenTek records impairment losses on goodwill and indefinite lived intangible assets based upon an annual review of the value of the assets or when events and circumstances indicate that the asset might be impaired and when the recorded value of the asset is more than its fair value. Its estimates of fair value are based upon its current operating forecast, which it believes to be reasonable. Significant assumptions that underlie the fair value estimates include future growth rates and weighted average cost of capital rates. However, different assumptions regarding its current operating forecast could materially affect its results.

          Impairment of Long-Lived Assets – GenTek records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. In this case, the Company records an impairment loss equal to the difference between the fair value of the long-lived assets and their carrying amount. Management’s estimates of fair value are based on discounted cash flow analyses and/or independent appraisals. Significant assumptions underlying these estimates include future growth rates and weighted average cost of capital rates. Its estimates of future cash flows are based upon its current operating forecast, which it believes to be reasonable. However, different assumptions regarding such cash flows or other assumptions that underlie its fair value estimates could materially affect its results.

          Pension and Other Post Retirement Benefits – GenTek records pension and other post retirement benefit costs based on amounts developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-

term rate of return on plan assets. For example, holding all other components of the calculation constant, a change in the assumed discount rate by ¼ percent would change 2005 pension cost by approximately $0.1 million and the projected pension benefit obligation by approximately $7 million. A change in the expected long-term rate of return on plan assets of 1 percent would change 2005 pension cost by approximately $2 million. Material changes in pension and other post retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used and changes in the benefit plans.

          Environmental Liabilities – GenTek has recorded accruals for environmental liabilities based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. These estimates are established based upon information available to management to date, including the nature and extent of any environmental contamination, the available remedial alternatives, cost estimates obtained from outside consultants for the implementation of such remedial alternatives, the Company’s experience with similar activities undertaken at similar sites, and the legal and regulatory framework in the jurisdiction in which the liability arose. Differences between actual amounts incurred and its estimates or the receipt of new information with respect to these liabilities could have a material effect on its estimates and results of operations. In addition, discovery of unknown environmental contamination, the adoption of new laws or regulations or modifications or changes in enforcement of existing laws and regulations could require adjustments to these accruals.

          The impact and any associated risks related to these policies on its business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect its reported and expected financial results.

Reconciliation of Non-GAAP Financial Measures 2003

	Successor Company as Reported Period Ended December 31, 2003	Predecessor Company as Reported Period Ended November 10, 2003	Total Company 2003

	(In thousands)
Net revenues
Manufacturing	$53,199	$372,659	$425,858
Performance chemicals	39,945	295,980	335,925

	93,144	668,639	761,783
Cost of sales
Manufacturing	44,014	307,339	351,353
Performance chemicals	30,972	243,967	274,939
Corporate	(69)	132	63

	74,917	551,438	626,355
Selling, general and administrative expense
Manufacturing	5,190	33,281	38,471
Performance chemicals	5,172	29,304	34,476
Corporate	2,696	9,411	12,107

	13,058	71,996	85,054
Restructuring and impairment charges
Manufacturing	(13)	(1,062)	(1,075)
Performance chemicals	293	25,542	25,835
Corporate	13	—	13

	293	24,480	24,773
Operating profit (loss)
Manufacturing	4,060	33,048	37,108
Performance chemicals	3,508	(2,833)	675
Corporate	(2,692)	(9,490)	(12,182)

	4,876	20,725	25,601
Interest expense	2,453	900	3,353
Interest income	61	331	392
Reorganization items	—	(418,231)	(418,231)
Other (income), net	(1,309)	(5,831)	(7,140)

Income from continuing operations before income taxes	3,793	444,218	448,011
Income tax provision (benefit)	1,842	(23,811)	(21,969)

Income from continuing operations	1,951	468,029	469,980
Income (loss) from discontinued operations	(859)	26,363	25,504

Net Income	$1,092	$494,392	$495,484

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest rate risk

          At December 31, 2005, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s term loan credit facility. The Company had no borrowings under its revolving credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $356 million as of December 31, 2005, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at December 31, 2005	Scheduled Maturity

$135 million	$135 million	9.90%	February 28, 2012
$221 million	$223 million	7.07%	February 28, 2011

          In April 2005 the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that further interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $1.2 million at December 31, 2005.

Foreign currency exchange rate and commodity price risks

          The Company measures the market risk related to its holding of financial instruments based on changes in foreign currency rates and commodity prices using a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in foreign currency exchange rates and commodity prices. Such analysis indicates that a hypothetical 10 percent change in foreign currency exchange rates or commodity prices would not have a material impact on the fair values, cash flows or earnings of the Company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GenTek Inc.
Parsippany, New Jersey

          We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 (Successor Company balance sheets), and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from November 11, 2003 to December 31, 2003 (Successor Company operations) and the period from January 1, 2003 to November 10, 2003 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and December 31, 2004, and the period from November 11, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2003 to November 10, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As discussed in Note 1 to the financial statements, on October 7, 2003, the Bankruptcy Court of Delaware entered an order confirming the Plan of Reorganization which became effective after the close of business on November 10, 2003. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

          As discussed in Note 2, in 2005, the Company changed the classification of cash flows associated with investing and financing activities of discontinued operations from operating activities to investing and financing activities and retroactively revised the statements of cash flows for the year ended December 31, 2004 and the periods ended December 31, 2003 and November 10, 2003, for the change.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche
Parsippany, New Jersey
March 16, 2006

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor			Predecessor

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended November 10, 2003

Net revenues	$919,962	$831,198	$93,144	$668,639
Cost of sales	797,695	712,725	74,917	551,438
Selling, general and administrative expense	74,403	82,011	13,058	71,996
Restructuring and impairment charges	15,822	10,629	293	24,480
Pension curtailment and settlement (gains) losses	626	(13,414)	—	—

Operating profit	31,416	39,247	4,876	20,725
Interest expense (contractual interest for the period ended November 10, 2003 was $62,133)	29,129	8,557	2,453	900
Interest income	659	760	61	331
Reorganization items	—	—	—	(418,231)
Other (income) expense, net	(2,630)	8,946	(1,309)	(5,831)

Income from continuing operations before income taxes	5,576	22,504	3,793	444,218
Income tax provision (benefit)	2,277	15,104	1,842	(23,811)

Income from continuing operations	3,299	7,400	1,951	468,029

Income (loss) from discontinued operations (net of tax for the year ended December 31, 2005 and 2004, periods ended December 31, 2003, and November 10, 2003 of $591, $86,377, $18 and $(29,458))	(4,121)	187,918	(859)	26,363

Net income (loss)	$(822)	$195,318	$1,092	$494,392

Earnings per common share – basic:
Income from continuing operations	$0.33	$0.74	$0.20	$18.31
Income (loss) from discontinued operations	(0.41)	18.79	(0.09)	1.03

Net income (loss)	$(0.08)	$19.53	$0.11	$19.34

Earnings per common share – assuming dilution:
Income from continuing operations	$0.33	$0.74	$0.20	$18.31
Income (loss) from discontinued operations	(0.41)	18.74	(0.09)	1.03

Net income (loss)	$(0.08)	$19.48	$0.11	$19.34

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Successor

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$12,294	$9,826
Receivables, net	124,848	116,254
Inventories	77,363	76,174
Deferred income taxes	32,623	14,225
Other current assets	10,723	8,751

Total current assets	257,851	225,230
Property, plant and equipment, net	264,409	283,051
Goodwill	154,406	154,365
Intangible assets	63,835	70,532
Deferred income taxes	220	3,737
Assets held for sale	4,041	2,868
Other assets	13,050	13,843

Total assets	$757,812	$753,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,647	$55,294
Accrued liabilities	64,539	71,562
Current portion of long-term debt	4,257	1,489

Total current liabilities	128,443	128,345
Long-term debt	357,475	11,047
Pension and postretirement obligations	107,887	142,758
Other liabilities	78,632	71,049

Total liabilities	672,437	353,199

Equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized: 100,000,000 shares; issued: 10,194,571 and 10,098,570 shares at December 31, 2005 and 2004, respectively	81,395	271,690
Unearned compensation	(859)	(2,123)
Warrants	8,361	8,361
Accumulated other comprehensive income (loss)	(3,861)	(886)
Retained earnings	425	123,385
Treasury stock, at cost: 5,191 shares at December 31, 2005	(86)	—

Total equity	85,375	400,427

Total liabilities and equity	$757,812	$753,626

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended November 10, 2003

		revised-see note 2	revised-see note 2	revised-see note 2
Cash flows from operating activities:
Net income (loss)	$(822)	$195,318	$1,092	$494,392
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Discontinued operations	4,121	(187,918)	859	(26,363)
Pension curtailment gain	—	(13,414)	—	—
Depreciation and amortization	46,084	46,617	4,261	24,932
Asset impairment charges	8,767	—	—	24,661
Reorganization items	—	—	—	(418,231)
Net (gain) loss on disposition of long-term assets	(1,299)	7,262	484	224
Long-term incentive plan costs, net	1,176	1,483	—	3
(Increase) decrease in receivables	(8,960)	(11,028)	10,558	18,068
(Increase) decrease in inventories	(1,108)	(8,766)	652	2,872
(Increase) decrease in deferred tax assets	(13,110)	12,881	22,874	(63,553)
Increase (decrease) in accounts payable	3,844	26,767	(2,244)	(2,353)
Decrease in accrued liabilities	(9,240)	(36,485)	(13,791)	(40)
Decrease in other liabilities and assets, net	(22,256)	(5,497)	(10,091)	(12,846)

Net cash provided by continuing operations before reorganization items	7,197	27,220	14,654	41,766
Net cash provided by (used for) discontinued operations	(3,928)	21,588	(10,350)	33,478

Net cash provided by operating activities before reorganization items	3,269	48,808	4,304	75,244
Net cash used for reorganization items	—	—	—	(18,187)

Net cash provided by operating activities	3,269	48,808	4,304	57,057

Cash flows from investing activities:
Capital expenditures	(28,671)	(30,486)	(7,836)	(24,972)
Proceeds from sales or disposals of long-term assets	2,506	17,282	9	3
Purchase of short-term investments	(2,229)	—	—	—
Acquisition of businesses net of cash acquired*	—	(5,100)	—	—
Other investing activities	—	(75)	(13)	(166)

Net cash used for continuing operations	(28,394)	(18,379)	(7,840)	(25,135)
Net cash provided by (used for) discontinued operations	477	287,428	(2,704)	(5,378)

Net cash provided by (used for) investing activities	(27,917)	269,049	(10,544)	(30,513)

Cash flows from financing activities:
Proceeds from long-term debt	404,767	30,131	—	—
Repayment of long-term debt	(67,380)	(274,466)	(2,867)	(93,740)
Redemption of tranche A warrants	—	(8,365)	—	—
Dividends	(310,742)	(70,690)	—	—
Exercise of stock options	708	—	—	—
Debt issuance costs – reorganization	—	—	—	(688)
Capital contribution	—	—	—	2,640
Payments to acquire treasury stock	(86)	—	—	—

Net cash provided by (used for) continuing operations	27,267	(323,390)	(2,867)	(91,788)
Net cash used for discontinued operations	—	(11,533)	(5,008)	(387)

Net cash provided by (used for) financing activities	27,267	(334,923)	(7,875)	(92,175)

Effect of exchange rate changes on cash	(151)	246	47	840

Increase (decrease) in cash and cash equivalents	2,468	(16,820)	(14,068)	(64,791)
Cash and cash equivalents at beginning of period	9,826	26,646	40,714	105,505

Cash and cash equivalents at end of period	$12,294	$9,826	$26,646	$40,714

Supplemental information:
Cash paid (refunded) for income taxes	$(283)	$13,282	$382	$(3,373)

Cash paid for interest	$19,500	$8,762	$940	$873

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

*Acquisition of businesses net of cash acquired:

Working capital, other than cash	$—	$(2,518)	$—	$—
Property, plant and equipment	—	(5,145)	—	—
Other assets	—	(847)	—	—
Non current laibilities	—	3,410	—	—

Total cash used to acquire businesses	$—	$(5,100)	$—	$—

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Three Years Ended December 31, 2005
(In thousands, except per share data)

	Common Stock	Class B Common Stock	Unearned Compensation	Warrants	Treasury Stock	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Predecessor
Balance at January 1, 2003	$216	$39	$—	$—	$(1,245)	$3,305	$(31,111)	$(481,525)	$(510,321)
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	494,392	494,392
Minimum pension liability adjustments	—	—	—	—	—	—	9,510	—	9,510
Change in net unrealized loss on derivative instruments (net of tax of $4,218)	—	—	—	—	—	—	3,847	—	3,847
Foreign currency translation adjustments (net of tax of $5,105)	—	—	—	—	—	—	(360)	—	(360)

Comprehensive income									507,389
Conversion of Class B Common Stock to Common Stock	14	(14)	—	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	4,325	—	—	4,325
Long-term incentive plan grants, net	—	—	—	—	—	3	—	—	3
Cancellation of Predecessor Common Stock and Class B Common Stock	(230)	(25)	—	—	1,245	(990)	—	—	—
Issuance of Common Stock to creditors	268,084	—	—	8,361	—	—	—	—	276,445
Fresh Start Adjustments	—	—	—	—	—	(6,643)	18,114	(12,867)	(1,396)

Balance at November 10, 2003	268,084	—	—	8,361	—	—	—	—	276,445
Successor
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	1,092	1,092
Foreign currency translation adjustments (net of tax of $816)	—	—	—	—	—	—	1,250	—	1,250

Comprehensive income									2,342

Balance at December 31, 2003	268,084	—	—	8,361	—	—	1,250	1,092	278,787
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	195,318	195,318
Minimum pension liability adjustments (net of tax of $(1,010))	—	—	—	—	—	—	(1,543)	—	(1,543)
Foreign currency translation adjustments (net of tax of $(420))	—	—	—	—	—	—	(644)	—	(644)
Change in unrealized gain on derivative instruments (net of tax of $34)	—	—	—	—	—	—	51	—	51

Comprehensive income									193,182
Long-term incentive plan grants, net	3,606	—	(2,123)	—	—	—	—	—	1,483
Tranche A warrant payment	—	—	—	—	—	—	—	(2,335)	(2,335)
Dividends ($7.00 per share)	—	—	—	—	—	—	—	(70,690)	(70,690)

Balance at December 31, 2004	271,690	—	(2,123)	8,361	—	—	(886)	123,385	400,427
Components of comprehensive income:
Net loss	—	—	—	—	—	—	—	(822)	(822)
Minimum pension liability adjustments (net of tax of $(2,197))	—	—	—	—	—	—	(3,357)	—	(3,357)
Foreign currency translation adjustments (net of tax of $(95))	—	—	—	—	—	—	(145)	—	(145)
Change in unrealized gain on derivative instruments (net of tax of $345)	—	—	—	—	—	—	527	—	527

Comprehensive loss									(3,797)
Long-term incentive plan grants, net	(88)	—	1,264	—	—	—	—	—	1,176
Exercise of warrants	2	—	—	—	—	—	—	—	2
Dividends ($31.00 per share)	(190,917)	—	—	—	—	—	—	(122,138)	(313,055)
Exercise of stock options	708	—	—	—	—	—	—	—	708
Acquisition of treasury stock	—	—	—	—	(86)	—	—	—	(86)

Balance at December 31, 2005	$81,395	$—	$(859)	$8,361	$(86)	$—	$(3,861)	$425	$85,375

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 – Basis of Presentation

          GenTek Inc. (“GenTek” or the “Company”) is a holding company with no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet obligations. GenTek’s subsidiaries operate through two primary business segments: manufacturing and performance chemicals. The manufacturing segment provides a broad range of engineered components and services to three principal markets: automotive, appliance and electronic, and industrial. The performance chemicals segment provides a broad range of value-added products and services to four principal markets: environmental services, pharmaceutical and personal care, technology and chemical processing. The Company operates over 60 manufacturing and production facilities located primarily in the U.S., Canada, Mexico and India.

          On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. and recognized a gain on the sale of $185,044. During the second quarter of 2005, the Company ceased operations of its printing plate business. Accordingly, these businesses have been classified as discontinued operations. See Note 16.

          On June 30, 2004, the Company acquired a wire harness and subassembly manufacturing facility located in Reynosa, Mexico from Whirlpool Corporation for $8,400. As part of the transaction, the Company entered into a seven year supply agreement to supply wire harnesses, panel assemblies, copper tubing and related components to Whirlpool’s North American appliance production facilities. The results of operations of the facility have been included in the financial statements beginning July 1, 2004. The pro forma impact of the acquisition on financial position, net income and earnings per share for the pre-acquisition periods is not material. Revenues from the supply agreement were $163,387 for the year ended December 31, 2005 and $80,966 for the six month period ended December 31, 2004. As a result of the supply agreement and other existing business, Whirlpool accounted for approximately $182,014 and $115,473 of the Company’s revenues for the years ended December 31, 2005 and 2004, respectively, and approximately 16 and 16 percent of the Company’s gross trade receivables at December 31, 2005 and 2004, respectively. This business is included in the Company’s manufacturing segment.

          On October 11, 2002, GenTek and 31 of its direct and indirect subsidiaries, including its Noma Company subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization relief (the “Filing”) under Chapter 11 of the United States Bankruptcy Code. The Debtors’ plan of reorganization (the “Plan”) was confirmed on October 7, 2003 and became effective in accordance with its terms on November 10, 2003 (the “Effective Date”).

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

Note 2 – Summary of Significant Accounting Policies

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

          Inventories are valued at the lower of cost or market, using the last-in, first-out (“LIFO”) method for certain domestic production inventories and the first-in, first-out (“FIFO”) or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

          Property, plant and equipment are carried at cost and are depreciated principally using the straight-line method. Estimated lives range from five to 35 years for buildings and leasehold improvements and three to 15 years for machinery and equipment.

          Intangible assets that have finite lives are amortized using the straight-line method, over their estimated useful lives, which range from four to 15 years.

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

          Accruals for pension and other post-retirement benefit costs utilize a number of accounting mechanisms that reduce the volatility of reported costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, the impact of asset performance on pension expense is recognized over a five-year phase-in period though a “market-related” value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

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

	Successor			Predecessor

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended November 10, 2003

Net income (loss) as reported	$(822)	$195,318	$1,092	$494,392
Add: Stock-based employee compensation expense included in net income determined under intrinsic value method, net of related tax effects	1,176	1,483	—	3
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects	(1,430)	(1,776)	—	1,476

Pro forma net income (loss)	$(1,076)	$195,025	$1,092	$495,871

Earnings (loss) per share:
Basic – as reported	$(0.08)	$19.53	$0.11	$19.34

Basic – pro forma	$(0.11)	$19.50	$0.11	$19.40

Diluted – as reported	$(0.08)	$19.48	$0.11	$19.34

Diluted – pro forma	$(0.11)	$19.45	$0.11	$19.40

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions (not applicable for 2003 as there were no grants made):

	2005	2004

Dividend yield	—	—
Expected volatility	22%	50%
Risk-free interest rate	3.97%	2.32%
Expected holding period (in years)	4	4
Weighted average fair value	$2.94	$14.82

          Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

          The Company does not hold or issue financial instruments for trading purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and commodity prices. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in earnings or as adjustments of carrying amounts when the hedged transaction occurs.

          The components of accumulated other comprehensive income (loss) are as follows:

	Successor

	December 31, 2005	December 31, 2004

Foreign currency translation	$460	$606
Minimum pension liability adjustments	(4,900)	(1,543)
Net unrealized gain on derivative instruments	579	51

Accumulated other comprehensive income (loss)	$(3,861)	$(886)

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005. The Company will use the modified prospective method to adopt this accounting standard. For all share-based awards issued after January 1, 2006, the Company will record compensation expense over the requisite service period based on the fair value of the awards. In addition, the Company expects to record expense of approximately $400 in 2006 related to previously-issued, unvested stock options.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may not be within the control of the Company. The Company adopted this accounting standard in 2005, and it did not have a material effect on the Company’s financial statements.

          Certain prior-period amounts have been reclassified to conform with the current presentation.

          During 2005, the Company changed the classification of cash flows associated with investing and financing activities of discontinued operations from operating activities to investing and financing activities. A summary of the effects of the change in classification from the amounts previously reported on the consolidated statements of cash flows for the year ended December 31, 2004 and the periods ended December 31, 2003 and November 10, 2003 is as follows:

	Successor		Predecessor

	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended November 10, 2003

Net cash provided by operating activities before reorganization items:
As previously reported	$34,617	$(3,317)	$70,338
Adjustment	14,191	7,621	4,906

As currently reported	48,808	4,304	75,244

Net cash provided by (used for) investing activities:
As previously reported	$271,707	$(7,931)	$(25,994)
Adjustment	(2,658)	(2,613)	(4,519)

As currently reported	269,049	(10,544)	(30,513)

Net cash provided by (used for) investing activities:
As previously reported	$(323,390)	$(2,867)	$(91,788)
Adjustment	(11,533)	(5,008)	(387)

As currently reported	(334,923)	(7,875)	(92,175)

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Note 3 – Fresh-Start Reporting and Reorganization Items

          The Debtors’ emergence from bankruptcy proceedings on November 10, 2003 resulted in a new reporting entity and adoption of fresh-start reporting as of that date in accordance with SOP 90-7. Accordingly, assets have been stated at fair value, liabilities have been recorded at the present value of amounts estimated to be paid, the accumulated deficit has been eliminated and new debt and equity securities have been recorded in accordance with distributions pursuant to the Plan. As a result of the adoption of fresh-start reporting, the Company’s post-emergence financial statements are not comparable with its pre-emergence financial statements.

Reorganization items in the consolidated statements of operations consists of the following:

Period Ended November 10, 2003

Professional fees	$25,625
Employee costs	20,401
Interest income	(608)
Settlement of pre-petition liabilities	(1,260)
Write off of unamortized debt issuance costs	11,730
Gain on debt discharge	(375,793)
Fresh-start accounting adjustments	(115,695)
Other	17,369

$(418,231)

The gain on debt discharge is determined as follows:

Period Ended November 10, 2003

Liabilities discharged	$976,084
Less: Cash payments made	50,943
Accruals for future payments to be made	5,120
Debt issued	250,591
Common stock and warrants issued	276,446
Contingently redeemable warrants issued	6,030
Gain included in income from discontinued operations	4,900
Other comprehensive income adjustment	6,261

Gain on debt discharge	$375,793

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

The income effect of the fresh-start accounting adjustments is comprised of the following:

Period Ended November 10, 2003

Inventory	$2,586
Property, plant and equipment	75,554
Goodwill	26,052
Intangible assets	73,149
Pension and postretirement assets and liabilities	(61,867)
Other assets and liabilities	221

Net fresh-start accounting adjustment	$115,695

Note 4 – Restructuring and Impairment Charges

Restructuring Charges – 2005

          During 2005, the Company initiated actions to close three manufacturing facilities and an administrative office in its manufacturing segment. In addition, the Company initiated a workforce reduction affecting corporate and performance chemicals employees. The Company expects to substantially complete implementation of these restructuring actions by the end of 2006. The following tables summarize the Company’s expected costs and accruals for these restructuring actions:

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in current period	$1,559	$58	$2,014	$3,631
Costs anticipated to be incurred in the future	291	—	—	291

Total costs expected to be incurred	$1,850	$58	$2,014	$3,922

Provisions	$1,559	$58	$2,014	$3,631
Amounts paid	(1,032)	(58)	(2,014)	(3,104)

Accrual balance at December 31, 2005	$527	$—	$—	$527

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in current period	$1,443	$—	$—	$1,443
Costs anticipated to be incurred in the future	139	—	—	139

Total costs expected to be incurred	$1,582	$—	$—	$1,582

Provisions	$1,443	$—	$—	$1,443
Amounts paid	(1,035)	—	—	(1,035)

Accrual balance at December 31, 2005	$408	$—	$—	$408

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Restructuring Charges – Prior Years

          During 2004, the Company initiated actions to close one facility in its manufacturing segment and two facilities in its performance chemicals segment. In addition, the Company initiated a workforce reduction affecting corporate employees. The Company’s restructuring actions during 2003 consist of two plant closures in its performance chemicals segment. These 2004 and 2003 restructuring actions have been substantially completed. The following tables summarize the Company’s expected costs and accruals for these restructuring actions:

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$1,532	$8,527	$132	$10,191
Costs anticipated to be incurred in the future	—	—	—	—

Total costs to be incurred	$1,532	$8,527	$132	$10,191

Provisions – restructuring	$—	$985	$—	$985
Provisions – reorganization items	—	6,000	—	6,000
Amounts paid	—	(4,288)	—	(4,288)

Accrual balance at December 31, 2003	—	2,697	—	2,697
Provisions	1,265	1,381	132	2,778
Amounts paid	(1,058)	(3,134)	(16)	(4,208)

Accrual balance at December 31, 2004	207	944	116	1,267
Provisions	267	161	—	428
Amounts paid	(474)	(1,056)	(116)	(1,646)

Accrual balance of December 31, 2005	$—	$49	$—	$49

          In the performance chemicals segment, included in costs incurred during 2004, but not in provisions in the accrual roll forward, is $1,130 of contractual termination pension benefits, which have been recorded in the pension liability.

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Cumulative costs incurred	$586	$15,650	$—	$16,236
Costs anticipated to be incurred in the future	—	396	—	396

Total costs to be incurred	$586	$16,046	$—	$16,632

Provisions – restructuring	$—	$191	$—	$191
Provisions – reorganization items	—	7,949	—	7,949
Amounts paid	—	(2,489)	—	(2,489)

Accrual balance at December 31, 2003	—	5,651	—	5,651
Provisions	430	6,113	—	6,543
Amounts paid	(430)	(10,921)	—	(11,351)

Accrual balance at December 31, 2004	—	843	—	843
Provisions	156	1,397	—	1,553
Amounts paid	(156)	(2,240)	—	(2,396)

Accrual balance at December 31, 2005	$—	$—	$—	$—

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          During 2003, the Company reversed $1,064 of charges taken for restructuring plans from previous periods due to changes in the plans and differences in the estimated costs and the amount ultimately incurred.

Impairment Charges

          During December 2005, the Company announced its intention to close a facility in Waterdown, Ontario, Canada, which is included in the manufacturing segment. Accordingly, the long-lived assets at this facility were assessed for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $453 to reduce the fixed assets at this facility to fair value, which was determined based upon market prices for similar assets.

          On November 30, 2005, the Company announced that it had executed a non-binding letter of intent to sell its Noma CableTech business located in Stouffville, Ontario, Canada, which is included in the manufacturing segment. Accordingly, the long-lived assets at this facility were assessed for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $6,808, which was determined based upon a probability-weighted analysis of the proposed sale proceeds and the present value of operating cash flows.

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

          During July 2005, the Company closed a facility in Cleveland, Ohio, which is included in the performance chemicals segment. Accordingly, the long-lived assets at the facility were assessed for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $758 to reduce the fixed assets at this facility to fair value, which was determined based on market transactions for similar assets.

          During December 2004, the Company closed a facility in Klamath Falls, Oregon, which is included in the performance chemicals segment. Accordingly, the Company reclassified the assets at the facility (primarily land and building) to assets held for sale and assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $178 to reduce the fixed assets to fair value, which was determined based on market transactions for similar assets.

          On September 30, 2004, certain subsidiaries of the Company entered into a share purchase and transfer agreement under which the Company agreed to sell its 50 percent interest in the PrettlNoma Systems joint venture to Prettl Industrie Beteiligungs GmbH. The agreement effectively terminates the joint venture, which supplies panel systems for the appliance industry. As a result, the Company recorded an impairment to the carrying value of its investment in the joint venture in other (income) expense of $12,670, reflecting an other than temporary decline in value in accordance with the provisions of Accounting Principles Board Opinion No. 18.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          On February 28, 2003, the Company announced a plan to wind down and close operations at its facility in Claymont, Delaware, which is included in the performance chemicals segment. Accordingly, the Company assessed the long-lived assets at this facility for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $24,661 to reduce the carrying value of the fixed assets at this facility to fair value, which was determined based on a number of factors, including an analysis of market transactions for similar assets.

Note 5 – Earnings Per Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted units, using the treasury stock method.

          The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Successor Company			Predecessor

	Years Ended December 31,		Period Ended	Period Ended
			December 31,	November 10,
	2005	2004	2003	2003

Basic earnings per common share:
Weighted average common shares outstanding	10,040,709	10,000,000	10,000,000	25,564,310

Diluted earnings per common share:
Weighted average common shares outstanding	10,040,709	10,000,000	10,000,000	25,564,310
Options and restricted stock	72,243	27,500	—	625

Total	10,112,952	10,027,500	10,000,000	25,564,935

          For the year ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and November 10, 2003 there were potentially dilutive securities totaling 3,035,877, 1,067,973, 2,094,645, and 2,659,000, respectively, that were not included in the computation of diluted earnings per common share due to their anti-dilutive effect.

Note 6 – Income Taxes

          Income from continuing operations before income taxes is as follows:

	Successor Company			Predecessor

	Years Ended December 31,		Period Ended	Period Ended
			December 31,	November 10,
	2005	2004	2003	2003

United States	$11,992	$10,629	$(755)	$461,620
Foreign	(6,416)	11,875	4,548	(17,402)

Total	$5,576	$22,504	$3,793	$444,218

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The components of the income tax provision (benefit) are as follows:

	Successor Company			Predecessor

	Years Ended December 31,		Period Ended	Period Ended
			December 31,	November 10,
	2005	2004	2003	2003

United States:
Current	$(4,794)	$(4,570)	$—	$—
Deferred	6,848	15,891	1,741	(8,815)
Foreign:
Current	2,012	5,812	578	(1,646)
Deferred	(2,463)	(2,792)	(579)	(11,922)
State:
Current	1,296	(1,235)	—	812
Deferred	(622)	1,998	102	(2,240)

Total	$2,277	$15,104	$1,842	$(23,811)

          A summary of the components of deferred tax assets and liabilities is as follows:

	Successor

	December 31, 2005	December 31, 2004

Net operating loss carry forwards	$23,589	$9,554
Postretirement benefits	35,983	56,889
Other accruals not currently deductible	30,199	31,588
Goodwill	21,956	24,146
Foreign operations	19,705	19,678

Deferred tax assets	131,432	141,855

Intangibles	22,599	27,084
Property, plant and equipment	70,801	78,994
Other	12,294	11,008

Deferred tax liabilities	105,694	117,086
Valuation allowance	20,112	19,678

Net deferred tax assets (liabilities)	$5,626	$5,091

          At December 31, 2005 and 2004, the Company had deferred tax assets of $19,705 and $19,678 related to foreign tax credits, for which a full valuation allowance had been provided. Net operating loss carryforwards in the United States will expire in future years through 2025 and carryforwards in foreign countries expire in future years through 2015. On November 10, 2003, the Company emerged from Chapter 11 and for the period ended November 10, 2003 recorded income of $376 million related to the discharge of indebtedness. The Company recorded tax expense for the period ended November 10, 2003 of $57 million on this income, which represents a non-cash charge related to a reduction in the value of the Company’s tax basis in its assets as required by the Internal Revenue Code. Based upon projections of the Company’s future domestic taxable income the Company concluded during the fourth quarter of 2003 that it was more likely than not it would be able to realize its domestic net deferred tax assets. Accordingly, during the period ended November 10, 2003 the Company recorded a decrease in its valuation allowance of $99 million effectively restoring the carrying value of its domestic net deferred tax asset. The increase of $434 to the valuation allowance during 2005 is primarily due to certain foreign

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

operating loss carry forwards generated during the year for which the Company has concluded that it is more likely than not that the carry forwards will not be realized. The Company has an unrecognized deferred tax liability for a temporary difference related to an investment in a foreign subsidiary that is essentially permanent in duration. It is not currently practicable to determine the tax effect of this temporary difference. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. The Company took advantage of the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 for certain foreign earnings repatriated during 2004. The effect on tax expense of applying this provision to eligible dividends is approximately $771.

          The difference between the Company’s effective income tax rate and the United States statutory rate is reconciled below:

	Successor			Predecessor

	Years Ended December 31,		Period Ended December 31, 2003	Period Ended November 10, 2003

	2005	2004

U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	7.4	2.4	(0.8)	0.2
Tax effect of foreign operations	(5.2)	18.6	13.6	(1.1)
Valuation allowance	—	—	—	(16.3)
Impact of attribute reduction	—	—	—	(16.8)
Sale of equity interest	—	10.2	—	—
Fresh Start adjustment	—	—	—	(6.1)
Other	3.6	0.9	0.8	(0.3)

Total	40.8%	67.1%	48.6%	(5.4)%

Note 7 – Pension Plans and Other Postretirement Benefits

          The Company maintains several defined benefit pension plans covering certain employees in Canada and the United States. A participating employee’s annual postretirement pension benefit is determined by the employee’s credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are from two to five years.

          The Company also sponsors several defined contribution pension plans covering certain employees in Canada and the United States. The Company’s contributions are based upon a formula utilizing an employee’s credited service and average annual salary. Vesting requirements are from two to five years. The Company’s cost to provide this benefit was $1,595, $2,215, $168, and $585 for the years ended December 31, 2005 and 2004 and the periods ended December 31, 2003 and November 10, 2003, respectively.

          The Company also maintains several plans providing postretirement benefits other than pensions covering certain hourly and salaried employees in Canada and the United States. The Company funds these benefits on a pay-as-you-go basis.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Accruals for pension and other post-retirement benefit costs utilize a number of accounting mechanisms that reduce the volatility of reported costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, the impact of asset performance on pension expense is recognized over a five-year phase-in period though a “market-related” value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

	Pension Benefits				Other Postretirement Benefits

	Successor			Predecessor	Successor			Predecessor

	Years Ended		Period Ended December 31, 2003	Period Ended November 10, 2003	Years Ended		Period Ended December 31, 2003	Period Ended November 10, 2003
	December 31,				December 31,

	2005	2004			2005	2004

Components of net periodic benefit cost:
Service cost	$1,540	$2,636	$1,299	$3,868	$1,164	$1,189	$237	$1,046
Interest cost	13,094	13,869	3,326	9,961	2,551	3,587	709	3,135
Expected return on plan assets	(14,226)	(12,375)	(3,175)	(9,530)	—	—	—	—
Amortization of net:
Prior service cost	74	56	—	255	(3,672)	(1,366)	—	(652)
(Gain)/loss	5	—	—	535	(68)	(163)	—	38

Net periodic benefit cost (income)	$487	$4,186	$1,450	$5,089	$(25)	$3,247	$946	$3,567

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits December 31,		Other Postretirement Benefits December 31,

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at prior measurement date	$240,609	$247,693	$50,916	$74,648
Service cost	1,540	2,636	1,164	1,189
Employee contributions	—	16	—	—
Interest cost	13,094	13,869	2,551	3,587
Actuarial (gain)/loss	10,947	5,098	6,179	(4,613)
Foreign currency translation	(776)	1,337	160	318
Benefits paid	(15,053)	(14,102)	(4,959)	(6,048)
Plan amendments	(102)	983	(7,730)	(18,165)
Settlements and curtailments	(10,214)	(18,051)	—	—
Special termination benefits	—	1,130	—	—

Benefit obligation at measurement date	$240,045	$240,609	$48,281	$50,916

Change in plan assets:
Fair value of assets at prior measurement date	$168,108	$144,783	$—	$—
Actual return on plan assets	11,764	13,468	—	—
Employer contributions	37,522	22,883	4,959	6,048
Employee contributions	—	16	—	—
Foreign currency translation	(519)	1,060	—	—
Benefits paid	(15,053)	(14,102)	(4,959)	(6,048)
Settlements	(10,214)	—	—	—

Fair value of assets at measurement date	$191,608	$168,108	$—	$—

Reconciliation of funded status:
Funded status	$(48,437)	$(72,501)	$(48,281)	$(50,916)
Unrecognized net:
Prior service cost	751	927	(20,857)	(16,799)
(Gain)/loss	12,197	(514)	1,624	(4,691)

Net amount recognized	$(35,489)	$(72,088)	$(67,514)	$(72,406)

Amounts recognized in the balance sheet:
Prepaid benefit cost	$564	$—	$—	$—
Accrued liability	(45,013)	(75,569)	(67,514)	(72,406)
Intangible asset	853	927	—	—
Accumulated other comprehensive income	8,107	2,554	—	—

Net amount recognized	$(35,489)	$(72,088)	$(67,514)	$(72,406)

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

          Additionally, effective July 1, 2004, the Company implemented plan amendments to certain postretirement medical plans, which cap the Company’s cost for providing these benefits at current levels. The effect of these changes was a reduction to the accumulated postretirement benefit obligation of $18,165 which will be amortized as a component of net periodic postretirement benefit cost over the average remaining service period until full eligibility of active plan participants.

          The accumulated benefit obligations for the defined benefit plans were $236,185 and $235,450 at December 31, 2005 and 2004, respectively. For pension plans included above with aggregate benefit obligations and accumulated benefit obligations in excess of plan assets, at December 31, 2005 and 2004, the projected benefit obligations were $236,828 and $237,747, respectively, the accumulated benefit obligations were $233,181 and $232,645, respectively, and the fair values of plan assets for these plans were $188,057 and $165,212, respectively.

          Gross benefits expected to be paid from the plans and Medicare Part D federal subsidy payments expected to be received are as follows:

	Pension Benefits	Other Postretirement Benefits	Federal Subsidies

2006	$15,300	$3,300	$500
2007	15,400	3,500	500
2008	15,500	3,500	600
2009	15,700	3,500	600
2010	15,900	3,500	700
2011-2015	82,600	18,700	4,100

          The weighted-average assumptions used to determine benefit obligations for the plans were:

	2005	2004	2003

Discount rate	5¾ %	5¾ %	6%
Average rate of increase in employee compensation	4%	4%	5%

          The weighted-average assumptions used to determine net periodic benefit cost for the plans were:

	2005	2004	2003

Discount rate	5¾ %	6%	6½ %
Long-term rate of return on assets	8%	8%	8%
Average rate of increase in employee compensation	4%	5%	5%

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

          The health care cost trend rate used in accounting for the medical plans was nine percent in 2005 (decreasing to six percent in the year 2009 and beyond) and 10 percent in 2004 (decreasing to six percent in the year 2009 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $4,766 at year-end 2005 and the net periodic cost by $515 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $3,983 at year-end 2005 and the net periodic cost by $408 for the year.

          The dates used to measure plan assets and liabilities were October 31, 2005 and 2004 for all plans.

          The pension trusts’ weighted-average asset allocations at October 31, 2005 and 2004 were:

Asset Category	2005	2004

Debt securities	45%	55%
Equity securities	54%	43%
Real estate	1%	2%

	100%	100%

          The Company’s investment policy for its pension trusts is to balance risk and return through a diversified portfolio of fixed income securities, equity securities and private equity investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. In 2006, the Company expects to contribute approximately $500 to its pension plan trusts.

Note 8 – Commitments and Contingencies

          Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005 are as follows:

Years Ending December 31,

2006	$5,644
2007	5,253
2008	4,863
2009	4,144
2010	4,102
thereafter	1,402

$25,408

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Rental expense for the years ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and November 10, 2003 was $13,688, $12,141, $1,582 and $9,280, respectively.

Environmental Matters

          Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company’s experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company’s environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters do not include third-party recoveries nor have they been discounted. The time frame over which these liabilities will be paid out is subject to significant uncertainties, and is not presently determinable. Activity in the aggregate accrued liability for environmental matters is summarized as follows:

	2005	2004

Balance at beginning of period	$34,532	$29,103
Accruals, net	2,117	10,518
Payments	(6,570)	(5,121)
Transfer of liability	(2,765)	—
Foreign exchange and other	11	32

Balance at end of period	$27,325	$34,532

          On April 30, 2004, the Company and Honeywell International Inc. entered into a settlement agreement relating to the Company’s proposed rejection in the Company’s bankruptcy proceedings of certain executory contracts dealing with environmental issues at sites formerly owned by Honeywell’s predecessor, along with certain other claims made by Honeywell. The settlement agreement provides, among other things, that the Company will transfer ownership of two sites to Honeywell in exchange for Honeywell assuming all environmental liabilities at these sites, along with any groundwater contamination at another site. In addition, Honeywell agreed to share with the Company the costs of certain environmental remediation at two other sites that will continue to be owned by GenTek. Accordingly, the Company recorded a receivable of $6,000, which represents amounts expected to be received over the next several years from Honeywell in accordance with the cost sharing provisions of the agreement. The balance remaining to be received at December 31, 2005 was $1,341.

Contingencies

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The Company is involved in various claims, litigation, administrative proceedings and investigations. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information, that any such liability will have no material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 9 – Additional Financial Information

	Successor

	December 31, 2005	December 31, 2004

Receivables
Trade	$120,505	$114,320
Other	10,455	10,127
Allowance for doubtful accounts	(6,112)	(8,193)

	$124,848	$116,254

	Successor

	December 31, 2005	December 31, 2004

Inventories
Raw materials	$29,564	$32,394
Work in process	9,737	9,630
Finished products	36,315	32,493
Supplies and containers	1,747	1,657

	$77,363	$76,174

          Inventories valued at LIFO amounted to $11,247 and $11,782 at December 31, 2005 and 2004, respectively, which were below estimated replacement cost by $1,689 and $538, respectively. The impact of LIFO liquidations in 2005, 2004 and 2003 was not significant.

	Successor Company

	December 31, 2005	December 31, 2004

Property, Plant and Equipment
Land and improvements	$51,522	$51,987
Machinery and equipment	229,485	196,806
Buildings and leasehold improvements	54,629	52,281
Construction in progress	17,517	24,040

	353,153	325,114
Less: accumulated depreciation and amortization	88,744	42,063

	$264,409	$283,051

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Performance Chemicals	Manufacturing	Total

Goodwill
Balance at January 1, 2004	$11,673	$142,126	$153,799
Foreign currency translation	—	112	112
Acquisitions	454	—	454

Balance at December 31, 2004	12,127	142,238	154,365
Foreign currency translation	—	41	41

Balance at December 31, 2005	$12,127	$142,279	$154,406

	Successor

	December 31, 2005	December 31, 2004	Weighted Average Life

Intangible Assets
Patents – gross	$13,055	$13,050	13½ years
Accumulated amortization	(2,040)	(1,077)

Patents – net	11,015	11,973

Customer related – gross	42,642	42,642	8 years
Accumulated amortization	(11,822)	(6,083)

Customer related – net	30,820	36,559

Trademarks – indefinite life	22,000	22,000

	$63,835	$70,532

          In conjunction with the adoption of fresh-start accounting (see note 3), the Company has allocated a portion of the reorganization value to reflect identifiable intangible assets at estimated fair values. During the years ended December 31, 2005 and 2004 and period ended December 31, 2003, the Company recognized $6,702, $6,427 and $733 of amortization expense, respectively. The estimated amortization expense for each of the next 5 years is $6,711, $6,586, $5,828 $4,963 and $3,994.

	Successor

	December 31, 2005	December 31, 2004

Accrued Liabilities
Wages, salaries and benefits	$23,153	$27,996
Interest	4,760	269
Environmental	5,104	6,885
Dividends	2,354	—
Taxes, other than income taxes	4,468	4,947
Other	24,700	31,465

	$64,539	$71,562

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Note 10 – Long-Term Debt

		Successor

	Maturities	December 31, 2005	December 31, 2004

$60,000 revolving credit facility – floating rates	2010	$—	$—
First lien term loan – floating rates	2011	221,283	—
Second lien term loan – floating rates	2012	135,000	—
$125,000 revolving credit facility – floating rates	2008	—	6,500
Other debt – various rates	2005-2018	5,449	6,036

Total debt		361,732	12,536
Less: current portion		4,257	1,489

Net long-term debt		$357,475	$11,047

          Aggregate maturities of long term debt are as follows: 2006, $4,257; 2007, $4,801; 2008, $2,757; 2009, $2,342; 2010, $159,438; thereafter, $188,137.

          On November 10, 2003, GenTek, substantially all of GenTek’s domestic subsidiaries, and Noma Company entered into a $125 million revolving credit facility. The interest rate in effect at December 31, 2004 was 6.5 percent.

          On February 28, 2005, the Company closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility (the “Credit Facilities”). The term loans include a $235,000 first lien loan due on February 28, 2011 with an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135,000 second lien loan due on February 28, 2012 with an interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. The interest rates in effect at December 31, 2005 were 7.1 percent and 9.9 percent, respectively. The $60,000 revolving credit facility matures on February 28, 2010 and carries an interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. The first lien term loan is subject to amortization of $2,230 per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. A portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures.

          In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

$125,000 revolving credit facility were repaid and the underlying credit agreement was terminated, and the Company recorded a charge in interest expense of $3,030 to write-off the related deferred financing costs.

          Commitment fees paid for the Company’s credit facilities were $279, $497 and $54 for the years ended December 31, 2005 and 2004, and the period ended November 10, 2003, respectively. The unused letter of credit balance available under the Company’s credit facilities was $23,672 and $43,352 at December 31, 2005 and 2004, respectively.

Note 11 – Capital Stock

          On the Effective Date all existing equity securities of the Company were cancelled and the Company issued 10,000,000 shares of common stock, no par value.

          In addition, the Company has the following warrants outstanding:

		December 31, 2005		December 31, 2004

	Expiration Date	Number of shares covered	Strike Price	Number of shares covered	Strike Price

Tranche B	November 10, 2008	1,998,091	$19.98	717,531	$55.65
Tranche C	November 10, 2010	975,831	$22.03	350,442	$61.35

          The terms of the warrants provide for the number of shares covered by the warrants and the strike price to be adjusted in the case of certain events, including dividends. During March 2005 and December 2004, the Company paid special dividends of $31.00 and $7.00 per share, respectively, and the number of shares covered by the warrants and their strike price was adjusted pursuant their terms.

          In addition, the Company formerly had 1,173,184 Tranche A warrants outstanding. The terms of the Tranche A warrants contained a contingent redemption feature, which was triggered by a sale of all or substantially all of the assets of the communications business. Accordingly, these warrants were classified as temporary equity. The sale of the KRONE communications business triggered the contingent redemption feature. The Company made the required payment of $8,365 ($7.13 per warrant) on June 30, 2004 and the Tranche A warrants expired. The difference between the amount paid and the carrying amount was treated as a reduction in stockholder’s equity.

          During 2005, 29 shares of common stock were issued upon exercise of warrants.

          The Company’s previously issued authorized capital stock consisted of 100,000,000 shares of Common Stock, par value $.01 per share and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which had ten votes per share, were subject to significant restrictions on transfer and was convertible at any time into Common Stock on a share-for-share basis. The Common Stock and Class B Common Stock were substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

Note 12 – Stock Incentive Plans

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          On the Effective Date, the Company adopted a new management and directors incentive plan under which stock options, restricted stock and other stock–based awards may be granted to employees, officers, and directors. Grants under the plan generally vest over two to three years and options have a maximum term of ten years. Compensation cost recorded for stock-based compensation under this plan was $1,176 and $1,483 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2004, the total number of shares authorized for grant under this plan was 1,000,000 with 414,388 shares available for grant.

          All awards issued under prior incentive plans were cancelled on the Effective Date. The Company had several long-term incentive plans pursuant to which stock options and other equity-related incentive awards were granted to officers, non-employee directors and other key people. Compensation cost recorded for stock-based compensation under those plans was $3 for the period ended November 10, 2003.

          Information with respect to restricted stock is summarized below:

	2005		2004

	Shares	Weighted Average Grant-Date Value	Shares	Weighted Average Grant-Date Value

Outstanding at beginning of year	98,572	$36.57	—	$—
Restricted stock granted	57,621	14.28	130,406	36.43
Stock issued	51,029	36.00	—	—
Restricted stock forfeited	25,903	36.31	31,834	36.00

Outstanding at end of year	79,261	$20.81	98,572	$36.57

          Information with respect to all stock options is summarized below:

	2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	152,568	$31.14	—	$—	2,841,000	$11.66
Options granted	202,585	12.07	148,342	36.00	—	—
Options exercised	64,208	11.03	—	—	—	—
Options forfeited	125,767	15.87	16,363	36.00	2,841,000	11.66
Option modification	223,605	11.03	20,589	31.14	—	—

Outstanding at end of year	388,783	$11.52	152,568	$31.14	—	$—

Exercisable at end of year	61,572	$11.03	—	$—	—	$—

          As a result of the special dividends of $31.00 per share and $7.00 per share in March 2005 and December 2004, respectively, outstanding stock options were modified pursuant to equitable adjustment calculations to maintain the aggregate amount of intrinsic value for the options and to ensure that the ratio of the exercise price per share to the market value per share was not reduced. The effect of this

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

modification was to increase the number of options outstanding by 223,605 and 20,589 and reduce the exercise price of the options from $31.14 to $11.03 and from $36.00 to $31.14 in 2005 and 2004, respectively.

          The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable

Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$11.03 - $12.00	256,158	8.5	$11.04	61,572	$11.03
$12.00 - $13.83	132,625	9.7	$12.44	—	$—

	388,783			61,572

Note 13 – Financial Instruments

Interest Rate Collar Agreements

          The Company periodically enters into derivative financial instruments to reduce the Company’s exposure to investments in variable interest rates on its outstanding debt. Derivative financial instruments are only entered into with strong creditworthy counterparties. In April, 2005, the Company entered into two no-cost interest rate collar agreements, effectively hedging $185 million of its LIBOR-based floating rate debt for five years. In September 2005, the Company designated these agreements as cash flow hedges. These instruments are 100 percent effective, and therefore there is no impact on earnings due to hedge ineffectiveness. As a result of entering into the agreements, the interest rate to be paid by the Company relating to the hedged portion of its debt will be based on a minimum three-month LIBOR rate of 4.05 percent on average and a maximum three-month LIBOR rate of 5.00 percent.

Fair Value of Financial Instruments

	Successor

	December 31, 2005		December 31, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Held to maturity securities	$2,254	$2,252	$—	$—
Long-term debt	$361,732	$363,275	$12,536	$12,536
Derivative instruments	$1,160	$1,160	$85	$85

          The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. Held to maturity securities represents U.S. Treasury securities maturing on February 28, 2006, whose fair value was based on quoted market prices and had gross unrecognized holding losses of $2 at December 31, 2005. The fair value of the Company’s long-term debt was based on quoted market prices for traded debt and discounted cash flow analyses on its nontraded debt.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Note 14 – Geographic and Industry Segment Information

          GenTek operates through two primary business segments: manufacturing and performance chemicals. The Company changed the name of the former “performance products” segment to “performance chemicals”, to more appropriately describe this segment’s business. The business segments were determined based on several factors including products and services provided and markets served. The manufacturing segment provides a broad range of engineered components and services to the automotive, appliance and electronic and industrial markets. The performance chemicals segment manufactures a broad range of products and services to four principal markets: environmental, pharmaceutical and personal care, chemical processing and technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Industry segment information is summarized as follows:

	Net Revenues				Operating Profit (Loss)

	Successor			Predecessor	Successor			Predecessor

	Years Ended December 31,		Period Ended December 31, 2003	Period Ended November 10, 2003	Years Ended December 31,		Period Ended December 31, 2003	Period Ended November 10, 2003
	2005	2004			2005	2004

Manufacturing	$585,849	$514,625	$53,199	$372,659	$7,609	$25,181	$4,060	$33,048
Performance chemicals	334,113	316,573	39,945	295,980	29,377	21,257	3,508	(2,833)
Corporate	—	—	—	—	(5,570)	(7,191)	(2,692)	(9,490)

Consolidated	$919,962	$831,198	$93,144	$668,639	31,416	39,247	4,876	20,725

Interest expense					29,129	8,557	2,453	900
Other (income), expense net					(3,289)	8,186	(1,370)	(424,393)

Consolidated income (loss) from continuing operations before income taxes					$5,576	$22,504	$3,793	$444,218

	Capital Expenditures				Depreciation and Amortization

	Successor			Predecessor	Successor			Predecessor

	Years Ended December 31,		Period Ended December 31, 2003	Period Ended November 10, 2003	Years Ended December 31,		Period Ended December 31, 2003	Period Ended November 10, 2003
	2005	2004			2005	2004

Manufacturing	$11,762	$10,430	$2,319	$6,449	$26,634	$26,607	$3,005	$14,783
Performance chemicals	16,909	20,056	5,517	18,516	17,648	19,292	1,167	10,134
Corporate	—	—	—	7	1,802	718	89	15

Consolidated	$28,671	$30,486	$7,836	$24,972	$46,084	$46,617	$4,261	$24,932

	Identifiable Assets

	Successor

	December 31, 2005	December 31, 2004

Manufacturing	$450,025	$453,906
Performance chemicals(1)	268,428	274,193
Corporate	35,318	22,659
Assets held for sale	4,041	2,868

Consolidated	$757,812	$753,626

(1)	Includes equity method investments of $273 and $339, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Geographic area information is summarized as follows:

	External Revenues(1)				Long-Lived Assets(2)

	Successor			Predecessor	Successor

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended November 10, 2003	December 31, 2005	December 31, 2004

United States	$719,819	$642,588	$72,806	$522,055	$236,955	$245,357
Canada	153,054	143,132	14,947	107,812	34,973	46,530
Other foreign	47,089	45,478	5,391	38,772	9,572	7,875

Consolidated	$919,962	$831,198	$93,144	$668,639	$281,500	$299,762

(1)	Revenues are attributed to geographic areas based on the locations of customers.
(2)	Represents all non-current assets except deferred tax assets, goodwill and other intangible assets.

Note 15 – Related Party Transactions

Management Agreement

          The Company was party to a management agreement with Latona Associates Inc., which is controlled by a former stockholder of the Company, under which the Company received corporate supervisory and administrative services and strategic guidance. Latona waived its right to be paid during the Chapter 11 proceedings. All amounts due to Latona for this period, totaling $4,325, were recorded as a capital contribution. The original management agreement was terminated on the Effective Date. Subsequently, the Company and Latona entered into a new management support services agreement with a one-year term, which expired in November 2004. Pursuant to this agreement, the Company was charged $3,000 and $1,950 for the year ended December 31, 2004 and the period ended December 31, 2003, respectively.

Other Transactions

          GenTek provides The General Chemical Group Inc. (“GCG”) with certain administrative services pursuant to a transition support agreement entered into in connection with the spinoff of GenTek from GCG in 1999. For the years ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and November 10, 2003, GenTek charged GCG $842, $1,214, $235, and $1,173, respectively, related to this agreement. GCG supplies soda ash to GenTek. For the years ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and November 10, 2003 purchases from GCG amounted to $2,386, $2,675, $458, and $2,252, respectively.

          GenTek provided Prestolite Wire Corporation (“Prestolite”), a company controlled by a former stockholder of the Company, with corporate and administrative services, pursuant to a management agreement. For the year ended December 31, 2004, and the periods ended December 31, 2003 and

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

November 10, 2003, GenTek charged Prestolite $250, $313 and $1,568, respectively. GenTek and Prestolite buy and sell certain wire and cable products from each other. Purchases from Prestolite for the years ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and November 10, 2003 were $974, $1,319, $328 and $2,671, respectively. Sales to Prestolite for the years ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and November 10, 2003 were $11,145, $10,653, $2,144 and $7,532, respectively. In addition, the Company permits Prestolite to utilize a portion of its Nogales, Arizona warehouse and its Nogales, Mexico plant facility. Payments from Prestolite for the years ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and November 10, 2003 were $244, $316, $61 and $197, respectively. Prestolite permits one of the Company’s subsidiaries to share its Southfield, Michigan corporate location. The Company pays Prestolite a portion of the cost of leasing and operating the Southfield premises. Payments by the Company for the years ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and November 10, 2003 were $412, $323, $26, and $127, respectively.

Note 16 – Discontinued Operations

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

          The businesses included in discontinued operations had revenues of $4,007, $143,679, $49,051 and $288,256 and pretax profit (loss) of $(3,530), $8,136, $(841) and $(3,096) for the years ended December 31, 2005 and 2004 and the periods ended December 31, 2003 and November 10, 2003, respectively. The businesses were formerly reported as part of the communications segment, which is no longer a reportable segment as a result of the reclassification of this business to discontinued operations.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Dollars in thousands, except per share data)

Note 17 – Unaudited Quarterly Information

	Successor

	2005

	First		Second		Third		Fourth

Net revenues	$222,969		$225,879		$237,521		$233,593
Gross profit	28,138		32,983		29,593		31,553
Net income (loss)	(1,027	)(1)	976	(2)	1,335	(3)	(2,106	)(4)

Earnings (loss) per common share – basic:
Net income (loss)	$(0.10)		$0.10		$0.13		$(0.21)

Earnings (loss) per common share – diluted:
Net income (loss)	$(0.10)		$0.10		$0.13		$(0.21)

(1)	Includes restructuring charges of $3,264.
(2)	Includes restructuring charges of $1,130.
(3)	Includes restructuring and impairment charges of $3,133 and a pension settlement loss of $626.
(4)	Includes restructuring and impairment charges of $8,295.

	Successor

	2004

	First		Second		Third		Fourth

Net revenues	$189,482		$198,167		$228,137		$215,412
Gross profit	29,550		29,028		31,993		27,902
Net income (loss)	14,805	(1)	185,118	(2)	(5,293	)(3)	688	(4)

Earnings (loss) per common share – basic:
Net income (loss)	$1.48		$18.51		$(0.53)		$0.07

Earnings (loss) per common share – diluted:
Net income (loss)	$1.48		$18.49		$(0.53)		$0.07

(1)	Includes restructuring charges of $972 and a pension curtailment gain of $13,414.
(2)	Includes restructuring charges of $6,072 and gain on sale of the KRONE communications business of $185,044.
(3)	Includes restructuring charges of $2,288.
(4)	Includes restructuring and impairment charges of $1,297.

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

Item 9A. – Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report On Internal Control Over Financial Reporting

          The management of GenTek Inc is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Under the supervision of its principal executive and principal financial officer and with the participation of its management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control – Integrated Framework issued by COSO, its management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2005.

          GenTek’s independent registered public accounting firm, Deloitte & Touche LLP, have audited GenTek’s financial statements for the year ended December 31, 2005 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GenTek Inc.
Parsippany, New Jersey

          We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that GenTek Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion and included explanatory paragraphs related to the retroactive change in the classification of cash flows from discontinued operations and the adoption of fresh-start reporting on those financial statements and financial statement schedule.

/s/ Deloitte & Touche
Parsippany, New Jersey
March 16, 2006

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

          Directors. For information relating to the Company’s Directors, see the information under the caption “Election of Directors” in the Company’s definitive 2004 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2005 (the “Proxy Statement”), which is hereby incorporated by reference.

          Executive Officers. For information relating to the Company’s executive officers, see the information contained under the caption “Executive Officers and Key Employees” in Part I of this report.

          Compliance with Section 16(a) of the Exchange Act. For information relating to the compliance of the directors and officers of the Company, as well as any holder of ten percent or more of any registered class of the equity securities of the Company with Section 16(a) of the Exchange Act, see the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement, which is hereby incorporated by reference.

Item 11. Executive Compensation.

          Executive Compensation. For information relating to the compensation of the Company’s executives, see the information under the caption “Executive Compensation” in the Company’s Proxy Statement, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          Security Ownership of Certain Beneficial Owners. For information relating to the beneficial ownership of more than five percent of the Company’s Common Stock, see the information under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement, which is hereby incorporated by reference.

          Security Ownership of Management. For information relating to the beneficial ownership of the Company’s Common Stock by Management, see the information under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement, which is hereby incorporated by reference.

          Securities Authorized for Issuance Under Equity Compensation Plans. For certain information relating to equity compensation plans, see the information under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement, which is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

          Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

          Principal Accountant Fees and Services. For information relating to the principal accountant fees and services, see the information under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement, which is hereby incorporated by reference.

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

10.7

Share Purchase Agreement by and among ADC Telecommunications Inc., Krone International Holding Inc., Krone Digital Communications Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission).

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

10.18

First Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2005, as filed with the Securities and Exchange Commission).

10.19

Second Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2005, as filed with the Securities and Exchange Commission).

10.20	Letter Agreement with Richard R. Russell, dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.21

Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.22

Employment agreement with Andrew Hines, dated September 21, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.23

Employment agreement with Maximo Vargas, dated September 22, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

GENTEK INC.

By:	/s/ William E. Redmond, Jr.

Name: William E. Redmond, Jr.
Title: President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal executive officer:

/s/ William E. Redmond, Jr.	President and Chief Executive Officer	March 16, 2006

William E. Redmond, Jr.

Principal financial and accounting officer:

/s/ Andrew P. Hines	Vice President and Chief Financial Officer	March 16, 2006

Andrew P. Hines

Directors:

/s/ John G. Johnson, Jr.	Chairman and Director	March 16, 2006

John G. Johnson, Jr.

/s/ Dugald K. Campbell	Director	March 16, 2006

Dugald K. Campbell

/s/ Henry L. Druker	Director	March 16, 2006

Henry L. Druker

/s/ Kathleen R. Flaherty	Director	March 16, 2006

Kathleen R. Flaherty

/s/ John F. McGovern	Director	March 16, 2006

John F. McGovern

/s/ William E. Redmond	Director	March 16, 2006

William E. Redmond, Jr.

GENTEK INC.
INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts                                                                                                               88

Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

GENTEK INC.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged To Income	Deductions From Reserves	Other*	Balance at End of Period

			(In thousands)
Year ended December 31, 2005 Allowance for doubtful accounts	$8,193	$2,108	$(4,461)	$272	$6,112
Year ended December 31, 2004 Allowance for doubtful accounts	$8,654	$2,772	$(3,086)	$(147)	$8,193
Year ended December 31, 2003 Allowance for doubtful accounts	$8,295	$4,486	$(4,327)	$200	$8,654

*	Primarily foreign exchange

EXHIBIT INDEX

Exhibit No.	Page Number

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

10.7

Share Purchase Agreement by and among ADC Telecommunications Inc., Krone International Holding Inc., Krone Digital Communications Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission).

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

10.18

First Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2005, as filed with the Securities and Exchange Commission).

10.19

Second Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2005, as filed with the Securities and Exchange Commission).

10.20	Letter Agreement with Richard R. Russell, dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.21

Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.22

Employment agreement with Andrew Hines, dated September 21, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.23

Employment agreement with Maximo Vargas, dated September 22, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm

31.1	GenTek Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.