Form 10-Q
period 2006-03-31
GENTEK INC
filed 2006-05-10
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐               Accelerated Filer ☒               Non-accelerated filer ☐

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

The number of outstanding shares of the Registrant’s Common Stock as of April 28, 2006 was 10,220,343.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2006	2005

Net revenues	$214,841	$200,245
Cost of sales	185,687	173,551
Selling, general and administrative expense	15,489	18,550
Restructuring and impairment charges	537	3,264

Operating profit	13,128	4,880
Interest expense	8,194	5,148
Interest income	206	109
Other (income) expense, net	(417)	329

Income (loss) from continuing operations before income taxes	5,557	(488)
Income tax provision (benefit)	1,062	(685)

Income from continuing operations	4,495	197
Loss from discontinued operations (net of tax benefit of $383 and $697, respectively)	(1,108)	(1,224)

Net income (loss)	$3,387	$(1,027)

Income (loss) per common share – basic:
Income from continuing operations	$0.44	$0.02
Loss from discontinued operations	(0.11)	(0.12)

Net income (loss)	$0.33	$(0.10)

Income (loss) per common share – assuming dilution:
Income from continuing operations	$0.44	$0.02
Loss from discontinued operations	(0.11)	(0.12)

Net income (loss)	$0.33	$(0.10)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$7,350	$12,294
Receivables, net	139,120	124,848
Inventories	77,420	66,577
Deferred income taxes	31,749	32,623
Assets held for sale	25,709	29,777
Other current assets	7,228	10,723

Total current assets	288,576	276,842
Property, plant and equipment, net	245,819	249,459
Goodwill	153,354	154,406
Intangible assets	62,162	63,835
Deferred income taxes	254	220
Other assets	13,832	13,050

Total assets	$763,997	$757,812

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70,818	$59,647
Accrued liabilities	57,881	64,539
Current portion of long-term debt	4,246	4,257

Total current liabilities	132,945	128,443
Long-term debt	355,481	357,475
Pension and postretirement obligations	106,749	107,887
Other liabilities	78,580	78,632

Total liabilities	673,755	672,437

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,215,008 and 10,194,571 shares at March 31, 2006 and December 31, 2005, respectively	81,037	81,395
Unearned compensation	—	(859)
Warrants	8,361	8,361
Accumulated other comprehensive loss	(2,828)	(3,861)
Retained earnings	3,812	425
Treasury stock, at cost: 7,906 and 5,191 shares at March 31, 2006 and December 31, 2005, respectively	(140)	(86)

Total equity	90,242	85,375

Total liabilities and equity	$763,997	$757,812

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$3,387	$(1,027)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Discontinued operations	1,108	1,224
Depreciation and amortization	9,875	10,313
Net loss (gain) on disposition of long-term assets	(6)	9
Long-term incentive plan costs, net	310	440
Excess tax benefit from stock option exercises	(35)	—
Increase in receivables	(12,659)	(17,094)
Increase in inventories	(10,818)	(3,695)
Decrease in deferred tax assets	162	541
Increase in accounts payable	9,400	1,794
Decrease in accrued liabilities	(4,576)	(10,448)
Decrease in other liabilities and assets, net	(663)	(29,356)

Net cash used for continuing operations	(4,515)	(47,299)
Net cash used for discontinued operations	(981)	(259)

Net cash used for operating activities	(5,496)	(47,558)

Cash flows from investing activities:
Capital expenditures	(3,216)	(7,510)
Proceeds from sales or disposals of long-term assets	1,994	57
Proceeds from sale of short-term investments	2,367	—

Net cash provided by (used for) continuing operations	1,145	(7,453)
Net cash provided by (used for) discontinued operations	3,590	(269)

Net cash provided by (used for) investing activities	4,735	(7,722)

Cash flows from financing activities:
Proceeds from long-term debt	—	401,354
Repayment of long-term debt	(2,009)	(35,556)
Dividends	(2,367)	(310,334)
Exercise of stock options	191	—
Excess tax benefits from stock option exercises	35	—
Acquisition of treasury stock	(54)	(14)

Net cash provided by (used for) continuing operations	(4,204)	55,450
Net cash used for discontinued operations	—	—

Net cash provided by (used for) financing activities	(4,204)	55,450

Effect of exchange rate changes on cash	21	(114)

Increase (decrease) in cash and cash equivalents	(4,944)	56
Cash and cash equivalents at beginning of period	12,294	9,826

Cash and cash equivalents at end of period	$7,350	$9,882

Supplemental information:
Cash paid for income taxes	$1,012	$1,842

Cash paid for interest	$7,469	$824

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2006
(In thousands)
(unaudited)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2005	$81,395	$(859)	$8,361	$(86)	$(3,861)	$425	$85,375
Components of comprehensive income:
Net income	—	—	—	—	—	3,387	3,387
Foreign currency translation adjustments (net of tax of $6)	—	—	—	—	11	—	11
Change in unrealized gain on derivative instruments (net of tax of $669)	—	—	—	—	1,022	—	1,022

Comprehensive income							4,420
Long-term incentive plan, net	(549)	859	—	—	—	—	310
Exercise of stock options	191	—	—	—	—	—	191
Purchase of treasury stock	—	—	—	(54)	—	—	(54)

Balance at March 31, 2006	$81,037	$—	$8,361	$(140)	$(2,828)	$3,812	$90,242

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          During the second quarter of 2005, the Company ceased operations of its printing plate business. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. All requirements for classifying the business as “held for sale” were met during the first quarter of 2006. Accordingly, these businesses have been classified as discontinued operations. See Note 11.

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

Note 2 – Summary of Significant Accounting Policies

          Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company’s results for the quarter ended March 31, 2006 include incremental share-based compensation expense totaling $123 ($79 net of tax).

          The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method to recognize stock-based employee compensation for the three months ended March 31, 2005:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Three Months Ended March 31, 2005

Net loss as reported	$(1,027)
Add: Stock-based employee compensation expense included in net income determined under intrinsic value method, net of related tax effects	440
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(505)

Pro forma net loss	$(1,092)

Loss per share:
Basic – as reported	$(0.10)

Basic – pro forma	$(0.11)

Diluted – as reported	$(0.10)

Diluted – pro forma	$(0.11)

Note 3 – Comprehensive Income (Loss)

          Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was $4,420 and $(1,070) respectively.

Note 4 – Earnings Per Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted stock, using the treasury stock method.

          The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended March 31,

	2006	2005

Basic earnings per common share:
Weighted average common shares outstanding	10,114,788	10,000,364

Diluted earnings per common share:
Weighted average common shares outstanding	10,114,788	10,000,364
Warrants, options and restricted stock	131,719	—

Total	10,246,507	10,000,364

          For the three months ended March 31, 2006 and 2005, potentially dilutive securities totaling 2,973,922 and 3,188,000, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 5 – Inventories

	March 31, 2006	December 31, 2005

Raw materials	$33,899	$28,240
Work in process	8,100	7,250
Finished products	33,537	29,340
Supplies and containers	1,884	1,747

	$77,420	$66,577

Note 6 – Long-Term Debt

	Maturities	March 31, 2006	December 31, 2005

$60,000 revolving credit facility – floating rates	2010	$—	$—
First lien term loan – floating rates	2011	220,725	221,283
Second lien term loan – floating rates	2012	135,000	135,000
Other debt – various rates	2006-2018	4,002	5,449

Total debt		359,727	361,732
Less: Current portion		4,246	4,257

Net long-term debt		$355,481	$357,475

Note 7 – Stock Incentive Plans

          The Company has an incentive plan under which stock options, restricted stock and other stock–based awards may be granted to employees, officers, and directors. Grants under the plan generally vest over two to three years and options have a maximum term of ten years. Compensation cost recorded for stock-based compensation under this plan was $310 and $440 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the total number of shares authorized for grant under this plan was 1,000,000 with 422,010 shares available for grant.

          Information with respect to restricted stock is summarized below:

	Shares	Weighted Average Grant-Date Value

Outstanding at December 31, 2005	79,261	$21.20
Granted	1,340	18.70
Vested	15,544	36.00
Forfeited	632	24.48

Outstanding at March 31, 2006	64,425	$17.54

          Information with respect to all stock options is summarized below:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	388,783	$11.52
Granted	—	—
Exercised	19,729	11.03
Forfeited	8,330	11.21

Outstanding at March 31, 2006	360,724	$11.55	8.7	$3,332

Exercisable at March 31, 2006	108,675	$11.03	8.0	$1,061

          The fair value of each option grant was estimated using the Black-Scholes option pricing model. The expected term of the options was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Expected volatility was calculated based on the historic volatility of the Company’s stock. The risk-free rate was based on U.S. Treasury issues with a remaining term equal to the expected term of the options at the grant date.

          There were no option grants during the first quarter of 2006 or 2005. The total intrinsic value of options exercised was $179 and $0 during the three-months ended March 31, 2006 and 2005, respectively. The Company generally issues new shares upon the exercise of stock options. The total tax benefit realized as a result of stock option exercises was $71 during the three months ended March 31, 2006.

          As of March 31, 2006 there was $971 of total unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.7 years.

Note 8 – Segment Information

          Industry segment information is summarized as follows:

	Three Months Ended March 31,

	2006	2005

Net Revenues
Manufacturing	$129,603	$124,076
Performance chemicals	85,238	76,169

Consolidated	$214,841	$200,245

	Three Months Ended March 31,

	2006	2005

Operating Profit (Loss)
Manufacturing	$4,402	$2,325
Performance chemicals	9,887	5,017
Corporate	(1,161)	(2,462)

Consolidated	13,128	4,880
Interest expense	8,194	5,148
Other (income) expense, net	(623)	220

Consolidated income (loss) from continuing operations before income taxes	$5,557	$(488)

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2006	2005

Capital Expenditures
Manufacturing	$1,469	$3,084
Performance chemicals	1,747	4,426

Consolidated	$3,216	$7,510

	Three Months Ended March 31,

	2006	2005

Depreciation and Amortization
Manufacturing	$4,989	$5,882
Performance chemicals	4,416	4,159
Corporate	470	272

Consolidated	$9,875	$10,313

	March 31, 2006	December 31, 2005

Identifiable Assets
Manufacturing	$442,987	$424,289
Performance chemicals(1)	270,585	268,428
Corporate	24,716	35,318
Assets held for sale	25,709	29,777

Consolidated	$763,997	$757,812

(1)     Includes equity method investments of $308 and $354, respectively.

Note 9 – Restructuring and Impairment Charges

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

Restructuring Actions - 2005

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$1,559	$58	$2,014	$3,631
Costs incurred in current period	280	—	—	280
Costs anticipated to be incurred in the future	37	—	—	37

Total costs expected to be incurred	$1,876	$58	$2,014	$3,948

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Accrual balance at December 31, 2005	$527	$—	$—	$527
Provisions	280	—	—	280
Amounts paid	(222)	—	—	(222)

Accrual balance at March 31, 2006	$585	$—	$—	$585

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$1,443	$—	$—	$1,443
Costs incurred in current period	113	—	—	113
Costs anticipated to be incurred in the future	36	—	—	36

Total costs expected to be incurred	$1,592	$—	$—	$1,592

Accrual balance at December 31, 2005	$408	$—	$—	$408
Provisions	113	—	—	113
Amounts paid	(430)	—	—	(430)

Accrual balance at March 31, 2006	$91	$—	$—	$91

Restructuring Actions – Years Prior to 2005

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$1,532	$8,526	$132	$10,190
Costs incurred in current period	—	—	—	—
Costs anticipated to be incurred in the future	—	—	—	—

Total costs expected to be incurred	$1,532	$8,526	$132	$10,190

Accrual balance at December 31, 2005	$—	$49	$—	$49
Provisions	—	—	—	—
Amounts paid	—	—	—	—

Accrual balance at March 31, 2006	$—	$49	$—	$49

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$586	$15,650	$—	$16,236
Costs incurred in current period	—	144	—	144
Costs anticipated to be incurred in the future	—	252	—	252

Total costs expected to be incurred	$586	$16,046	$—	$16,632

Accrual balance at December 31, 2005	$—	$—	$—	$—
Provisions	—	144	—	144
Amounts paid	—	(144)	—	(144)

Accrual balance at March 31, 2006	$—	$—	$—	$—

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended March 31,

	2006	2005

Pension Benefits
Service cost	$418	$400
Interest cost	3,335	3,190
Expected return on plan assets	(3,717)	(3,452)
Amortization of net:
Prior service cost	16	19
(Gain)/loss	23	—

Net periodic benefit cost	$75	$157

	Three Months Ended March 31,

	2006	2005

Other Postretirement Benefits
Service cost	$335	$263
Interest cost	667	707
Expected return on plan assets	—	—
Amortization of net:
Prior service cost	(1,085)	(683)
(Gain)/loss	26	(37)

Net periodic benefit cost (income)	$(57)	$250

Note 11 – Discontinued Operations

          During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. All requirements for classifying this business as “held for sale” were met during the first quarter of 2006. Accordingly, the Company recorded an impairment charge of $2,458 in order to reflect assets to be sold at net realizable value, which has been included in income (loss) from discontinued operations, related to property, plant and equipment and goodwill allocated to the business. This business was formerly reported as part of the manufacturing segment.

          During the second quarter of 2005, the Company ceased operations of its printing plate business. The business had become unprofitable as it had experienced severe competitive pressures over the last several years and had been hurt by a continued shift in technology in the printing plate market. This business was formerly reported as part of the communications segment, which is no longer a reportable segment.

          The businesses included in discontinued operations had revenues of $35,847 and $26,031 and pretax profit (loss) of $(1,491) and $(1,921) for the three months ended March 31, 2006 and 2005 respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
(Dollars in thousands, except per share data)
(unaudited)

The components of assets held for sale were as follows:

	March 31, 2006	December 31, 2005

Inventories	15,494	10,786

Property, plant and equipment	10,215	18,991

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

          During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. All requirements for classifying the business as “held for sale” were met during the first quarter of 2006. During the second quarter of 2005, the Company ceased operations of its printing plate business. Accordingly, these businesses have been classified as discontinued operations.

Results of Operations

          The following table sets forth certain line items from our Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,

	2006		2005

	(Dollars in millions)
Net revenues	$214.8	100%	$200.2	100%
Cost of sales	185.7	87	173.5	87
Selling, general and administrative expense	15.5	7	18.6	9
Restructuring and impairment charges	0.5	—	3.3	2

Operating profit	13.1	6	4.9	2
Interest expense	8.2	4	5.1	3
Interest income	0.2	—	0.1	—
Other (income) expense, net	(0.4)	—	0.3	—
Income tax provision (benefit)	1.1	—	(0.7)	—

Income from continuing operations	4.5	2	0.2	—
Loss from discontinued operations	(1.1)	—	(1.2)	(1)

Net income (loss)	$3.4	2%	$(1.0)	—%

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

          Net revenues were $215 million for the three-month period ended March 31, 2006 compared with $200 million for the comparable prior year period. The increase was primarily due to higher sales of $9 million in the performance chemicals segment and $6 million in the manufacturing segment. The increase in the performance chemicals segment is due to increased sales in the environmental and chemical processing markets and the pharmaceutical and personal care product lines. The increase in the manufacturing segment is the result of higher sales in the appliance and electronics market, partially offset by a decrease in sales in the automotive market. The decrease in sales in the automotive market was due to lower sales volumes to the Company’s North American automotive customer base.

          Gross profit was $29 million for the three-month period ended March 31, 2006 as compared with $27 million for the comparable prior year period. This reflects higher gross profit in performance chemicals of $2 million. The increase in the performance chemicals segment gross profit was primarily driven by higher sales volume.

          Selling, general and administrative expense was $15 million for the three-month period ended March 31, 2006 compared to $19 million in the comparable prior year period. The reduction is primarily attributable to the Company’s cost reduction efforts.

          Restructuring and impairment charges were $1 million for the three-month period ended March 31, 2006 compared to $3 million for the comparable period in the prior year. The charges recorded in 2006 were primarily for a manufacturing facility in Canada and the charges recorded for the comparable period in 2005 were primarily for severance costs.

          Operating profit was $13 million for the three-month period ended March 31, 2006 as compared with $5 million for the comparable prior year period. The higher operating profit in 2006 reflected a higher gross profit and lower selling, general and administrative expense in the first quarter of 2006 as well as significantly higher restructuring and impairment charges in the first quarter of 2005, primarily for severance.

          Interest expense was $8 million for the three-month period ended March 31, 2006 as compared with $5 million for the comparable prior year period. The principal difference in interest expense was attributable to the Company’s new credit facility, which was put in place mid-March 2005. The first quarter of 2005 also included a write off of $3 million of deferred financing costs.

          The effective income tax rate for the three-month period ended March 31, 2006 was approximately 19%. The effective tax rate was impacted by a one-time permanent tax benefit related to the payment of dividends on restricted stock. Without this benefit, the effective tax rate would have been approximately 35%, which is representative of the effective tax rate the Company expects to incur on income generated for the remainder of the 2006 year.

          Loss from discontinued operations for the three-month period ended March 31, 2006 reflects the impact of the Canadian cable and wire business, which was sold on April 3, 2006. For the comparable period in 2005, the loss from discontinued operations reflects the Canadian cable and wire business as well as the printing plate business.

Results of Operations by Segment

	Three Months Ended March 31,

	2006	2005

	(In millions)

Net Revenues
Manufacturing	$129.6	$124.1
Performance chemicals	85.2	76.1

Total	$214.8	$200.2

	Three Months Ended March 31,

	2006(1)	2005(2)

	(In millions)

Operating Profit (Loss)
Manufacturing	$4.4	$2.3
Performance chemicals	9.9	5.0
Corporate	(1.2)	(2.4)

Total	$13.1	$4.9

(1)	Includes restructuring and impairment charges of $0.4 million in the manufacturing segment and $0.1 million in the performance chemicals segment.

(2)	Includes restructuring and impairment charges of $0.9 million in the manufacturing segment, $0.8 million in the performance chemicals segment and $1.6 million in corporate.

Manufacturing Segment

          Net revenues for the manufacturing segment were $130 million for the three-month period ended March 31, 2006 as compared to $124 million for the comparable prior-year period. This increase was principally due to higher sales in the appliance and electronics market of $9 million, partially offset by lower sales volume in the Company’s North American automotive customer base of $3 million. The increase in revenues in the appliance and electronics market was principally a result of increased sales volume with Whirlpool and the increase in the pass through of copper prices. Gross profit of $13 million for the three-month period ended March 31, 2006 was essentially flat with the comparable prior year period. Increased gross profit in the automotive market was due to lower costs as a result of plant consolidations offset by a decrease in gross profit in the appliance and electronics market due to higher costs as a result of foreign currency exchange rate fluctuations. Selling, general and administrative expense was $8 million for the three-month period ended March 31, 2006 compared to $10 million for the comparable prior year period principally due to cost reduction efforts. Operating profit was $4 million for the three-month period ended March 31, 2006 compared to $2 million for the comparable prior year period primarily due to the reduction in selling, general and administrative expenses.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $85 million for the three-month period ended March 31, 2006 as compared to $76 million for the comparable prior year period. This was due to higher sales in the Company’s environmental and chemical processing markets, technology market, and pharmaceutical personal care product lines of $6 million, $2 million and $1 million, respectively. The increase in sales was primarily the result of the pass through of higher raw material prices. Gross profit was $16 million for the three-month period ended March 31, 2006 as compared to $14 million for the comparable prior year period. The increase in gross profit is primarily attributable to the increase in revenues. Selling, general and administrative expense was $6 million for the three-month period ended March 31, 2006 compared with $7 million for the comparable prior year period. This decrease was primarily due to cost reduction efforts. Operating profit was $10 million for the three-month period ended March 31, 2006 as compared to $5 million for the comparable prior year period. This increase is attributable to the increase in revenues, reduction in selling, general and administrative expenses and a $1 million restructuring charge in the first quarter of 2005 for the closure of the Delaware Valley Works North Plant.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $7 million at March 31, 2006, which is a decrease of $5 million from December 31, 2005. Significant cash flows during the first quarter of 2006 included cash used for operating activities of $5 million, capital expenditures of $3 million and debt payments of $2 million, offset by proceeds from sales of assets of $6 million.

          The Company had working capital of $156 million at March 31, 2006 as compared to working capital of $148 million at December 31, 2005. This increase in working capital principally reflects higher accounts receivable balances and inventories and lower accrued liabilities, partially offset by higher accounts payable principally due to typical seasonal variations.

          In April 2006, the Company entered into amendments of its first and second lien term loan agreements which reduced the interest rate margins by 50 and 150 basis points, respectively. In addition, the debt holders agreed to allow a redemption of the second lien term loan. On May 1, 2006, the Company repaid $22 million of its second lien term loan. This redemption was sourced from proceeds of the Company’s sale of its Canadian wire and cable business.

          Cash payments for employee termination costs and facility exit costs totaled $1 million in the three months ended March 31, 2006.

          The Company has not entered into any off-balance sheet financing arrangements.

          During the first three months of 2006, the Company made $3 million of capital expenditures and expects to make approximately $26-30 million during the remainder of the year.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements during the remainder of 2006.

Contractual Obligations

          On May 1, 2006, the Company repaid $22 million of its second lien term loan, which was included in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under long-term debt, with payments due after five years.

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

Interest rate risk

          At March 31, 2006, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s term loan credit facility. The Company had no borrowings under its revolving credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $356 million as of March 31, 2006, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at March 31, 2006	Scheduled Maturity

$ 135 million	$ 138 million	10.35%	February 28, 2012
$ 221 million	$ 222 million	7.52%	February 28, 2011

          In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that further interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $3 million at March 31, 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Richmond Litigation

          The period during which any class member could elect to opt out of the class and preliminarily approved class action settlement expired on March 30, 2006. It is the Company’s understanding that no claimant has opted out of the preliminarily approved settlement. The hearing on the parties’ joint motion for an order granting final approval to the class settlement is scheduled for May 25, 2006 in the Superior Court of the State of California, County of Contra Costa.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

3.1	Third Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of May 9, 2006.

3.2

Amended and Restated By-Laws of GenTek Inc., effective as of March 9, 2006 (incorporated by reference to the Registrant’s Form 8-K/A, dated March 9, 2006, as filed with the Securities and Exchange Commission).

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

10.8	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Form of Emergence Shares Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.10	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.13	Retention Agreement with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.14	Form of Letter Agreement and Term Sheet with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.15

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

10.17

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

10.18

Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.19

Employment agreement with Andrew Hines, dated September 21, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.20

Employment agreement with Maximo Vargas, dated September 22, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.21

Asset Purchase Agreement dated April 3, 2006 between Noma Company and Southwire Canada Company (incorporated by reference to the Registrant’s Form 8-K dated April 3, 2006, as filed with the Securities and Exchange Commission).

10.22

First Amendment to First Lien Credit and Guaranty Agreement and Pledge and Security Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.23

First Amendment to Second Lien Credit and Guaranty Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

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

GENTEK INC.

Registrant

Date	May 10, 2006	/s/	William E. Redmond, Jr.

William E. Redmond, Jr. President and Chief Executive Officer and Director (Principal Executive Officer)

Date	May 10, 2006	/s/	Andrew P. Hines

Andrew P. Hines Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)