Form 10-Q
period 2006-06-30
GENTEK INC
filed 2006-08-09
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒     No ☐

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2006 was 10,303,666.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net revenues	$223,002	$202,197	$437,843	$402,442
Cost of sales	189,878	170,340	375,565	343,891
Selling, general and administrative expense	15,367	18,393	30,856	36,943
Restructuring and impairment charges	1,593	1,130	2,130	4,394
Pension curtailment and settlement (gains) losses	(635)	—	(635)	—

Operating profit	16,799	12,334	29,927	17,214
Interest expense	11,304	7,667	19,497	12,815
Interest income	241	88	446	197
Other (income) expense, net	(903)	1,139	(1,320)	1,468

Income from continuing operations before income taxes	6,639	3,616	12,196	3,128
Income tax provision	2,394	2,311	3,456	1,626

Income from continuing operations	4,245	1,305	8,740	1,502
Loss from discontinued operations (net of tax provision (benefit) of $106, $(389), $(277) and $(1,086), respectively)	(92)	(329)	(1,200)	(1,553)

Net income (loss)	$4,153	$976	$7,540	$(51)

Income (loss) per common share – basic:
Income from continuing operations	$0.42	$0.13	$0.86	$0.15
Loss from discontinued operations	(0.01)	(0.03)	(0.12)	(0.16)

Net income (loss)	$0.41	$0.10	$0.74	$(0.01)

Income (loss) per common share – assuming dilution:
Income from continuing operations	$0.39	$0.13	$0.82	$0.15
Loss from discontinued operations	(0.01)	(0.03)	(0.11)	(0.16)

Net income (loss)	$0.38	$0.10	$0.71	$(0.01)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$11,884	$12,294
Receivables, net	136,271	124,848
Inventories	77,060	66,577
Deferred income taxes	31,768	32,623
Assets held for sale	2,200	29,777
Other current assets	5,863	10,723

Total current assets	265,046	276,842
Property, plant and equipment, net	240,602	249,459
Goodwill	153,420	154,406
Intangible assets, net	60,427	63,835
Deferred income taxes	242	220
Other assets	13,075	13,050

Total assets	$732,812	$757,812

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,732	$59,647
Accrued liabilities	61,018	64,539
Current portion of long-term debt	4,235	4,257

Total current liabilities	126,985	128,443
Long-term debt	332,804	357,475
Pension and postretirement obligations	104,480	107,887
Other liabilities	71,943	78,632

Total liabilities	636,212	672,437

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,314,247 and 10,194,571 shares at June 30, 2006 and December 31, 2005, respectively	81,879	81,395
Unearned compensation	—	(859)
Warrants	8,360	8,361
Accumulated other comprehensive loss	(1,390)	(3,861)
Retained earnings	7,965	425
Treasury stock, at cost: 10,581 and 5,191 shares at June 30, 2006 and December 31, 2005, respectively	(214)	(86)

Total equity	96,600	85,375

Total liabilities and equity	$732,812	$757,812

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$7,540	$(51)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Discontinued operations	1,200	1,553
Pension curtailment gains	(635)	—
Depreciation and amortization	19,926	21,830
Asset impairment charge	503	—
Net loss (gain) on disposition of long-term assets	89	(1,734)
Long-term incentive plan costs, net	734	815
Excess tax benefit from stock option exercises	(142)	—
Increase in receivables	(28,070)	(8,258)
Increase in inventories	(10,350)	(5,693)
(Increase) decrease in deferred tax assets	(836)	1,192
Increase (decrease) in accounts payable	8,389	(610)
Increase (decrease) in accrued liabilities	2,305	(3,777)
Decrease in other liabilities and assets, net	(6,362)	(30,887)

Net cash used for continuing operations	(5,709)	(25,620)
Net cash provided by (used for) discontinued operations	8,280	(776)

Net cash provided by (used for) operating activities	2,571	(26,396)

Cash flows from investing activities:
Capital expenditures	(8,620)	(13,658)
Proceeds from sales or disposals of long-term assets	2,109	1,136
Proceeds from (acquisition of) short-term investments	2,367	(2,229)

Net cash used for continuing operations	(4,144)	(14,751)
Net cash provided by discontinued operations	28,014	6

Net cash provided by (used for) investing activities	23,870	(14,745)

Cash flows from financing activities:
Proceeds from long-term debt	—	404,581
Repayment of long-term debt	(25,097)	(53,712)
Dividends	(2,367)	(310,742)
Exercise of stock options	517	—
Excess tax benefits from stock option exercises	142	—
Acquisition of treasury stock	(128)	(86)

Net cash provided by (used for) continuing operations	(26,933)	40,041
Net cash used for discontinued operations	—	—

Net cash provided by (used for) financing activities	(26,933)	40,041

Effect of exchange rate changes on cash	82	(223)

Decrease in cash and cash equivalents	(410)	(1,323)
Cash and cash equivalents at beginning of period	12,294	9,826

Cash and cash equivalents at end of period	$11,884	$8,503

Supplemental information:
Cash paid (refunded) for income taxes	$2,379	$(4,670)

Cash paid for interest	$15,539	$4,808

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2006
(In thousands)
(unaudited)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2005	$81,395	$(859)	$8,361	$(86)	$(3,861)	$425	$85,375
Components of comprehensive income:
Net income	—	—	—	—	—	7,540	7,540
Minimum pension liability adjustment (net of tax of $283)	—	—	—	—	432	—	432
Foreign currency translation adjustments (net of tax of $77)	—	—	—	—	118	—	118
Change in unrealized gain on derivative instruments (net of tax of $1,257)	—	—	—	—	1,921	—	1,921

Comprehensive income							10,011
Long-term incentive plan, net	(34)	859	—	—	—	—	825
Exercise of stock options	517	—	—	—	—	—	517
Purchase of treasury stock	—	—	—	(128)	—	—	(128)
Exercise of warrants	1	—	(1)	—	—	—	—

Balance at June 30, 2006	$81,879	$—	$8,360	$(214)	$(1,390)	$7,965	$96,600

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          During the second quarter of 2005, the Company ceased operations of its printing plate business. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. All requirements for classifying the business as “held for sale” were met during the first quarter of 2006. Accordingly, the results of these businesses have been classified as discontinued operations in the statements of operations and cash flows, and the assets to be sold have been classified as assets held for sale in the balance sheets. Assets retained relating to these businesses have not been reclassified. See Note 11.

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting FIN 48.

          Certain prior-period amounts have been reclassified to conform with the current presentation.

          The Company has changed the classification of cash flows associated with investing and financing activities of discontinued operations from operating activities to investing and financing activities. A summary of the effects of the change in classification from the amounts previously reported on the consolidated statements of cash flows for the period ended June 30, 2005 is as follows:

Net cash used for operating activities:
As previously reported	$(25,940)
Adjustment	(456)

As currently reported	$(26,396)

Net cash used for investing activities:
As previously reported	$(15,222)
Adjustment	477

As currently reported	$(14,745)

Net cash provided by financing activities:
As previously reported	$40,041
Adjustment	––

As currently reported	$40,041

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 2 – Summary of Significant Accounting Policies

          Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the Company’s results for the six months ended June 30, 2006 include incremental share-based compensation expense totaling $256.

          The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method to recognize stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income (loss) as reported	$976	$(51)
Add: Stock-based employee compensation expense included in net income determined under intrinsic value method, net of related tax effects	375	815
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(431)	(991)

Pro forma net income (loss)	$920	$(227)

Income (loss) per share:
Basic – as reported	$0.10	$(0.01)

Basic – pro forma	$0.09	$(0.02)

Diluted – as reported	$0.10	$(0.01)

Diluted – pro forma	$0.09	$(0.02)

          For purposes of this calculation, the fair market value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

2005

Dividend yield	—
Expected volatility	24%
Risk-free interest rate	3.75%
Expected holding period (in years)	4
Weighted average fair value	$2.78

Note 3 – Comprehensive Income (Loss)

          Total comprehensive income (loss) is comprised of net income (loss), minimum pension liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income for the three months ended June 30, 2006 and 2005 was $5,591 and $849, respectively. Total comprehensive income (loss) for the six months ended June 30, 2006 and 2005 was $10,011 and $(221), respectively.

Note 4 – Earnings Per Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted stock, using the treasury stock method.

          The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Basic earnings per common share:
Weighted average common shares outstanding	10,097,038	10,025,987	10,139,022	10,013,152

Diluted earnings per common share:
Weighted average common shares outstanding	10,097,038	10,025,987	10,139,022	10,013,152
Warrants, options and restricted stock	799,862	50,130	487,619	61,342

Total	10,896,900	10,076,117	10,626,641	10,074,494

          For the three months ended June 30, 2006 and 2005, potentially dilutive securities totaling 118,282 and 2,973,997, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the six months ended June 30, 2006 and 2005, potentially dilutive securities totaling 1,546,102 and 3,080,999, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 5 – Inventories

	June 30, 2006	December 31, 2005

Raw materials	$30,909	$28,240
Work in process	8,345	7,250
Finished products	35,830	29,340
Supplies and containers	1,976	1,747

	$77,060	$66,577

Note 6 – Long-Term Debt

	Maturities	June 30, 2006	December 31, 2005

$60,000 revolving credit facility – floating rates	2010	$—	$—
First lien term loan – floating rates	2011	220,168	221,283
Second lien term loan – floating rates	2012	113,000	135,000
Other debt – various rates	2006-2018	3,871	5,449

Total debt		337,039	361,732
Less: Current portion		4,235	4,257

Net long-term debt		$332,804	$357,475

          On February 28, 2005, the Company closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility. In connection with the closing of the financing, the Company recorded a charge in interest expense of $3,030 to write-off deferred financing costs of its then-existing debt facility which was terminated. On April 26, 2006, the Company entered into amendments of its first and second lien term loan agreements which reduced the interest rate margins by 50 and 150 basis points, respectively. In addition, the debt holders agreed to allow a redemption of the second lien term loan. On May 1, 2006, the Company repaid $22,000 of its second lien term loan. In connection with the amendments, the Company recorded charges of $3,572 for certain costs related to the amendment and to write-off certain deferred financing costs.

Note 7 – Long-Term Incentive Plans

          The Company has an incentive plan under which stock options, restricted stock and other stock–based awards may be granted to employees, officers, and directors. Grants under the plan generally vest over two to three years and options have a maximum term of ten years. Compensation cost recorded for stock-based compensation under this plan was $424 and $375 for the three months ended June 30, 2006 and 2005, respectively and compensation cost recorded was $734 and $815 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the total number of shares authorized for grant under this plan was 1,000,000 with 254,798 shares available for grant.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

          Information with respect to restricted stock is summarized below:

	Shares	Weighted Average Grant-Date Value

Outstanding at December 31, 2005	79,261	$21.20
Granted	73,359	26.64
Vested	25,564	27.97
Forfeited	632	24.48

Outstanding at June 30, 2006	126,424	$22.97

          Information with respect to stock options is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	388,783	$11.52
Granted	97,728	26.92
Exercised	46,906	11.03
Forfeited	11,268	11.16

Outstanding at June 30, 2006	428,337	$15.10	8.8	$5,042

Exercisable at June 30, 2006	101,805	$11.04	8.0	$1,609

          The fair value of each option grant was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The expected term of the options was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Expected volatility was calculated based on the historic volatility of the Company’s stock. The risk-free rate was based on U.S. Treasury issues with a remaining term equal to the expected term of the options at the grant date.

2006

Dividend yield	—
Expected volatility	31%
Risk-free interest rate	5.02%
Expected holding period (in years)	4
Weighted average fair value	$8.74

          The total intrinsic value of options exercised was $572 and $0 during the six months ended June 30, 2006 and 2005, respectively. The Company generally issues new shares upon the exercise of stock options. The total tax benefit realized as a result of stock option exercises was $226 during the six months ended June 30, 2006.

          As of June 30, 2006 there was $2,324 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.2 years.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 8 – Segment Information

          Industry segment information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net Revenues
Manufacturing	$131,356	$117,744	$260,960	$241,820
Performance chemicals	91,646	84,453	176,883	160,622

Consolidated	$223,002	$202,197	$437,843	$402,442

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Operating Profit
Manufacturing	$6,141	$4,809	$10,543	$7,135
Performance chemicals	11,296	10,426	21,183	15,442
Corporate	(638)	(2,901)	(1,799)	(5,363)

Consolidated	16,799	12,334	29,927	17,214
Interest expense	11,304	7,667	19,497	12,815
Other (income) expense, net	(1,144)	1,051	(1,766)	1,271

Consolidated income from continuing operations before income taxes	$6,639	$3,616	$12,196	$3,128

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Capital Expenditures
Manufacturing	$1,381	$2,668	$2,850	$5,752
Performance chemicals	4,024	3,480	5,770	7,906

Consolidated	$5,405	$6,148	$8,620	$13,658

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Depreciation and Amortization
Manufacturing	$5,136	$6,561	$10,125	$12,443
Performance chemicals	4,511	4,522	8,927	8,681
Corporate	404	432	874	706

Consolidated	$10,051	$11,515	$19,926	$21,830

	June 30, 2006	December 31, 2005

Identifiable Assets
Manufacturing	$431,862	$424,289
Performance chemicals(1)	279,449	268,428
Corporate	19,301	35,318
Assets held for sale	2,200	29,777

Consolidated	$732,812	$757,812

(1)          Includes equity method investments of $355 and $273, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 9 – Restructuring and Impairment Charges

          During 2006, the Company initiated actions to close a manufacturing facility in its manufacturing segment. The Company expects to substantially complete implementation of this restructuring action by the end of 2006. Restructuring actions initiated in prior years have been substantially completed. The following tables summarize the Company’s expected costs and accruals for these restructuring actions:

Restructuring Actions – 2006

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$—	$—	$—	$—
Costs incurred in current period	677	—	—	677
Costs anticipated to be incurred in the future	2,105	—	—	2,105

Total costs expected to be incurred	$2,782	$—	$—	$2,782

Accrual balance at December 31, 2005	$—	$—	$—	$—
Provisions	677	—	—	677
Amounts paid	(77)	—	—	(77)

Accrual balance at June 30, 2006	$600	$—	$—	$600

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$—	$—	$—	$—
Costs incurred in current period	65	—	—	65
Costs anticipated to be incurred in the future	570	—	—	570

Total costs expected to be incurred	$635	$—	$—	$635

Accrual balance at December 31, 2005	$—	$—	$—	$—
Provisions	65	—	—	65
Amounts paid	(65)	—	—	(65)

Accrual balance at June 30, 2006	$—	$—	$—	$—

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

Restructuring Actions – Years Prior to 2006

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$3,091	$8,584	$2,146	$13,821
Costs incurred in current period	351	—	—	351
Costs anticipated to be incurred in the future	—	—	—	—

Total costs expected to be incurred	$3,442	$8,584	$2,146	$14,172

Accrual balance at December 31, 2005	$527	$49	$—	$576
Provisions	351	—	—	351
Amounts paid	(474)	—	—	(474)

Accrual balance at June 30, 2006	$404	$49	$—	$453

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$2,029	$15,650	$—	$17,679
Costs incurred in current period	312	222	—	534
Costs anticipated to be incurred in the future	—	174	—	174

Total costs expected to be incurred	$2,341	$16,046	$—	$18,387

Accrual balance at December 31, 2005	$408	$—	$—	$408
Provisions	312	222	—	534
Amounts paid	(720)	(222)	—	(942)

Accrual balance at June 30, 2006	$—	$—	$—	$—

Impairment Charge

          During the second quarter of 2006, the Company recorded an impairment charge of $503 to reflect revised estimated fair values of fixed assets at its facilities in Waterdown, Ontario, Canada and Guelph, Ontario, Canada, which had previously been closed. The revised estimates of fair values were determined based upon sales of and offers to purchase these assets.

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Pension Benefits
Service cost	$420	$399	$838	$800
Interest cost	3,337	3,189	6,672	6,377
Expected return on plan assets	(3,721)	(3,468)	(7,439)	(6,936)
Amortization of net:
Prior service cost	16	19	33	37
Loss	23	—	46	—

Net periodic benefit cost	$75	$139	$150	$278

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Other Postretirement Benefits
Service cost	$336	$263	$671	$526
Interest cost	669	667	1,337	1,374
Expected return on plan assets	—	—	—	—
Amortization of net:
Prior service cost	(1,086)	(818)	(2,171)	(1,501)
(Gain)/loss	26	(27)	52	(64)

Net periodic benefit cost (income)	$(55)	$85	$(111)	$335

          During the second quarter of 2006, the Company notified certain hourly employees covered by certain collective bargaining agreements that their pension plan benefit accruals would be frozen effective July 1, 2006. These actions resulted in curtailment gains of $635.

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

          The businesses included in discontinued operations had revenues of $755 and $24,382 and pretax profit (loss) of $14 and $(718) for the three months ended June 30, 2006 and 2005, respectively, and revenues of $36,601 and $50,414 and pretax profit (loss) of $(1,476) and $(2,640) for the six months ended June 30, 2006 and 2005, respectively.

          The components of assets held for sale were as follows:

	June 30, 2006	December 31, 2005

Inventories	—	10,786
Property, plant and equipment	2,200	18,991

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
(Dollars in thousands, except per share data)
(unaudited)

Note 12 – Subsequent Events

          On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, N.J. and its 23 employees. Repauno Products manufactures sodium nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The purchase price of the transaction was $5,812, subject to adjustment based upon the final valuation of the acquired inventory.

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has approximately 230 employees primarily located in manufacturing facilities in Tallahassee, FL. and Curitiba, Brazil. The purchase price of the transaction was $24,756 in cash, plus a working capital adjustment and the potential of an earn out for Stanadyne of $10,000 twelve months later, based on certain performance metrics being achieved post closing.

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

Overview

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has approximately 230 employees primarily located in manufacturing facilities in Tallahassee, FL. and Curitiba, Brazil. The purchase price of the transaction was $25 million in cash, plus a working capital adjustment and the potential of an earn out for Stanadyne of $10 million, twelve months later, based on certain performance metrics being achieved post closing.

          On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, N.J. and its 23 employees. Repauno Products manufactures sodium nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The purchase price of the transaction was $4.5 million in cash, plus working capital, subject to adjustment based upon the final valuation of the acquired inventory.

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

Results of Operations

          The following table sets forth certain line items from our Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	(Dollars in millions)				(Dollars in millions)
Net revenues	$223.0	100%	$202.2	100%	$437.8	100%	$402.4	100%
Cost of sales	189.9	85	170.4	84	375.6	86	343.9	85
Selling, general and administrative expense	15.3	7	18.4	9	30.8	7	36.9	9
Restructuring and impairment charges	1.6	1	1.1	1	2.1	—	4.4	1
Pension curtailment and settlement (gains) losses	(0.6)	—	—	—	(0.6)	—	—	—

Operating profit	16.8	8	12.3	6	29.9	7	17.2	4
Interest expense	11.3	5	7.7	4	19.5	4	12.8	3
Interest income	0.2	—	0.1	—	0.4	—	0.2	—
Other (income) expense, net	(0.9)	—	1.1	1	(1.3)	—	1.5	—
Income tax provision	2.4	1	2.3	1	3.5	1	1.6	—

Income from continuing operations	4.2	2	1.3	—	8.7	2	1.5	—
Income (loss) from discontinued operations	(0.1)	—	(0.3)	—	(1.2)	—	(1.6)	—

Net income (loss)	$4.2	2%	$1.0	—%	$7.5	2%	$(0.1)	—%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

          Net revenues were $223 million for the three-month period ended June 30, 2006 compared with $202 million for the comparable prior year period. The increase was primarily due to higher sales of $7 million in the performance chemicals segment and $14 million in the manufacturing segment. The increase in the performance chemicals segment is due to increased sales in the environmental and chemical processing markets. The increase in the manufacturing segment is the result of higher sales in the appliance and electronics market and industrial market, partially offset by a decrease in sales in the automotive market. The decrease in sales in the automotive market was due to lower sales volumes to the Company’s North American automotive customer base.

          Gross profit was $33 million for the three-month period ended June 30, 2006 as compared with $32 million for the comparable prior year period. This reflects higher gross profit in the manufacturing segment of $2 million, partially offset by a decrease in the performance chemical market of $1 million. The increase in the manufacturing segment gross profit was primarily driven by higher sales volume and better plant efficiencies.

          Selling, general and administrative expense was $15 million for the three-month period ended June 30, 2006 compared to $18 million in the comparable prior year period. The reduction is primarily attributable to a $2 million charge included in 2005 relating to the former Chief Executive Officer’s separation from the Company and the Company’s cost reduction efforts.

          During the quarter, the Company notified certain hourly employees covered by certain collective bargaining agreements that benefit accruals in their defined benefit pension plans would be frozen. As a result, a curtailment gain of approximately $1 million was recognized.

          Restructuring and impairment charges were $2 million for the three-month period ended June 30, 2006 compared to $1 million for the comparable period in the prior year. The charges recorded in 2006 were $1 million for severance for the closure of a manufacturing facility in Canada and $1 million for continuing costs from activities initiated in prior years. The charges recorded for the comparable period in 2005 were primarily for severance costs.

          Operating profit was $17 million for the three-month period ended June 30, 2006 as compared with $12 million for the comparable prior year period. The higher operating profit in 2006 reflected a higher gross profit and lower selling, general and administrative expense and a pension curtailment gain in the second quarter of 2006.

          Interest expense was $11 million for the three-month period ended June 30, 2006 as compared with $8 million for the comparable prior year period. The principal difference in interest expense was attributable to the amendment of the Company’s credit facility, which resulted in a write-off of deferred financing costs and other fees of $4 million.

          The effective income tax rate for the three-month period ended June 30, 2006 was approximately 36 percent, which is representative of the effective tax rate the Company expects to record on book income generated for the remainder of the 2006 year.

          Loss from discontinued operations for the three-month period ended June 30, 2006 reflects the impact of the Canadian cable and wire business, which was sold on April 3, 2006 and losses on disposition of assets of the printing plate business. For the comparable period in 2005, the loss from discontinued operations reflects the Canadian cable and wire business as well as the printing plate business.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

          Net revenues for the six-month period ended June 30, 2006 were $438 million as compared with $402 million for the comparable prior year period. The increase was due to higher sales of $16 million in the performance chemicals segment and $19 million in the manufacturing segment. The increase in the performance chemicals segment is due to increased sales in the environmental and chemical processing market, the technology market and the pharmaceutical and personal care product lines. The increase in the manufacturing segment is the result of higher sales in the appliance and electronics market and industrial market, partially offset by a decrease in sales in the automotive market. The decrease in sales in the automotive market was due to lower sales volumes to the Company’s North American automotive customer base.

          Gross profit was $62 million for the six-month period ended June 30, 2006 as compared with $59 million for the prior year period. This reflects higher gross profit in both manufacturing of $2 million and performance chemicals of $1 million. The increase in the manufacturing segment and performance chemicals segment gross profit was primarily driven by higher sales volumes.

          Selling, general and administrative expense was $31 million for the six-month period ended June 30, 2006 as compared with $37 million in the prior year. This reduction is primarily attributable to the Company’s cost reduction efforts and a $2 million charge included in 2005 relating to the former Chief Executive Officer’s separation from the Company.

          During the second quarter, the Company notified certain hourly employees covered by certain collective bargaining agreements that benefit accruals in their defined benefit pension plan would be frozen. As a result, a curtailment gain of approximately $1 million was recognized.

          Restructuring and impairment charges were $2 million for the six-month period ended June 30, 2006 as compared with charges of $4 million for the six-month period ended June 30, 2005. The charges recorded in 2006 were for severance for the closure of a Canadian manufacturing facility and for continuing costs from activities initiated during prior years. The charges recorded in 2005 are associated with the closure of a production facility, headcount reductions and continuing costs from activities initiated during prior years.

          Operating income was $30 million for the six-month period ended June 30, 2006 as compared with an operating income of $17 million for the prior year period. The higher operating profit in 2006 reflected a higher gross profit and lower selling, general and administrative expense and a pension curtailment gain in 2006.

          Interest expense was $19 million for the six-month period ended June 30, 2006 as compared with $13 million for the prior year period. The difference in interest expense was attributable to borrowings under the Company’s new credit facility, which was put in place mid March 2005. The Company amended its credit facility in 2006, which resulted in a write-off of deferred financing costs and other fees of $4 million. The first half of 2005 also included a write-off of $3 million of deferred financing costs.

          The effective income tax rate for the six-month period ended June 30, 2006 was approximately 28 percent. The effective tax rate was impacted by a one-time permanent tax benefit related to the payment of dividends on restricted stock. Without this benefit, the effective tax rate would have been approximately 36 percent, which is representative of the effective tax rate the Company expects to record on book income generated for the remainder of the 2006 year. The Company expects to pay approximately $4 million in cash tax payments in 2006.

          Loss from discontinued operations for the six-month period ended June 30, 2006 reflects the impact of the Canadian cable and wire business and losses on disposition of assets of the printing plate business. For the comparable period in 2005, the loss from discontinued operations reflects the Canadian cable and wire business as well as the printing plate business.

Results of Operations by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In millions)		(In millions)

Net Revenues
Manufacturing	$131.4	$117.7	$260.9	$241.8
Performance chemicals	91.6	84.5	176.9	160.6

Total	$223.0	$202.2	$437.8	$402.4

	Three Months Ended June 30,		Six Months Ended June 30,

	2006(1)	2005(2)	2006(3)	2005(4)

	(In millions)		(In millions)

Operating Profit (Loss)
Manufacturing	$6.1	$4.8	$10.5	$7.1
Performance chemicals	11.3	10.4	21.2	15.4
Corporate	(0.6)	(2.9)	(1.8)	(5.3)

Total	$16.8	$12.3	$29.9	$17.2

(1)	Includes restructuring and impairment charges of $1.5 million in the manufacturing segment and $0.1 million in the performance chemicals segment.

(2)	Includes restructuring and impairment charges of $0.4 million in the manufacturing segment, $0.5 million in the performance chemicals segment and $0.2 million in corporate.

(3)	Includes restructuring and impairment charges of $1.9 million in the manufacturing segment and $0.2 million in the performance chemicals segment.

(4)	Includes restructuring and impairment charges of $1.3 million in the manufacturing segment, $1.3 million in the performance chemicals segment and $1.8 million in corporate.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Manufacturing Segment

          Net revenues for the manufacturing segment were $131 million for the three-month period ended June 30, 2006 as compared to $118 million for the comparable prior year period. This increase was principally due to higher sales in the appliance and electronics market of $15 million and the industrial market of $1 million, partially offset by lower sales volume in the Company’s North American automotive customer base of $3 million. The increase in revenues in the appliance and electronics market was principally a result of increased sales volume with Whirlpool and the increase in the pass through of copper prices. The pass through of copper prices represented approximately 70 percent of the total increase in the appliance and electronics and industrial markets. Gross profit was $16 million for the three-month period ended June 30, 2006 as compared to $13 million for the comparable prior year period. The increase in gross profit was primarily due to an increase in gross profit in the appliance and electronics market due to higher volume and better plant efficiencies. Selling, general and administrative expense of $8 million for the three-month period ended June 30, 2006 was essentially flat to the comparable prior year period. Operating profit was $6 million for the three-month period ended June 30, 2006 compared to $5 million for the comparable prior year period, primarily driven by revenue, pricing and efficiency improvements in the appliance and electronics market and the industrial market.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $92 million for the three-month period ended June 30, 2006 as compared to $85 million for the comparable prior year period. This was due to higher sales in the Company’s environmental and chemical processing markets and technology market of $6 million and $1 million, respectively. The increase in sales was primarily the result of the pass through of higher raw material prices. Gross profit was $17 million for the three-month period ended June 30, 2006 as compared to $19 million for the comparable prior year period. The decrease in gross profit is primarily attributable to an insurance recovery of $3 million in 2005 related to the Company’s closed Delaware Valley Works South Plant. Selling, general and administrative expense was $7 million for the three-month period ended June 30, 2006 compared with $8 million for the comparable prior year period. This decrease was primarily due to cost reduction efforts. Operating profit was $11 million for the three-month period ended June 30, 2006 compared to $10 million for the comparable prior year period. The increase in revenues and reduction in selling, general and administrative expenses in 2006, offset by the Company’s insurance recovery for the closed Delaware Valley Works South Plant in 2005, lead to the increase in operating profit.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Manufacturing Segment

          Net revenues were $261 million for the six-month period ended June 30, 2006 as compared with $242 million for the prior year period. This increase was principally due to higher sales in the appliance and electronics market of $22 million and the industrial market of $2 million, partially offset by lower sales volumes in the Company’s North American automotive customer base of $5 million. The increase in revenues in the appliance and electronics market was principally a result of increased sales volume with Whirlpool and the increase in the pass through of copper prices. The pass through of copper prices represented approximately 71 percent of the total increase in the appliance and electronics and industrial markets. Gross profit was $29 million for the six-month period ended June 30, 2006 as compared to $27 million for the comparable prior year period. The increase was primarily due to pricing improvements in the industrial market and higher sales volumes in the appliance and electronics market. This was slightly supplemented by better gross profits in the automotive market due to lower costs as a result of plant consolidation. Selling, general and administrative expense was $16 million for the six-month period ended June 30, 2006 as compared to $18 million for the comparable prior year period, principally due to cost reduction efforts. Operating profit was $11 million for the six-month period ended June 30, 2006 as compared to $7 million for the comparable prior year period, primarily driven by pricing improvements in the industrial market, volumes in the appliance and electronics market, and a reduction in selling, general and administrative expenses.

Performance Chemicals Segment

          Net revenues were $177 million for the six-month period ended June 30, 2007 as compared with $161 million for the comparable prior year period. This was due to higher sales in the Company’s environmental and chemical processing markets, technology market, and pharmaceutical and personal care product lines of $12 million, $2 million and $2 million, respectively. The increase in sales was primarily the result of the pass through of higher raw material prices. Gross profit was $33 million for the six-month period ended June 30, 2006 as compared to $32 million for the comparable prior year period. The increase in gross profit is primarily attributable to the increase in revenues, offset by an insurance recovery of $3 million in 2005 related to the Company’s closed Delaware Valley Works South Plant. Selling, general and administrative expense was $13 million for the six-month period ended June 30, 2006 as compared with $15 million for the comparable prior year period. This decrease was primarily due to cost reduction efforts. Operating profit was $21 million for the six-month period ended June 30, 2006 as compared to $15 million for the comparable prior year period. This increase is attributable to the increase in revenues, reduction in selling, general and administrative expense, offset by the insurance recovery in 2005 for the Company’s closed Delaware Valley Works South Plant.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $12 million at June 30, 2006, which was essentially the same level as at December 31, 2005. Significant cash flows during the period of 2006 included capital expenditures of $9 million and debt payments of $25 million, offset by proceeds from sales of assets of $30 million and cash provided by operations of $3 million.

          The Company had working capital of $138 million at June 30, 2006 as compared to working capital of $148 million at December 31, 2005. This decrease in working capital principally reflects a decrease in assets held for sale offset by increases in accounts receivable and inventory.

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

          Cash payments for employee termination costs and facility exit costs totaled $2 million in the six months ended June 30, 2006.

          The Company has not entered into any off-balance sheet financing arrangements.

          During the first six months of 2006, the Company made $9 million of capital expenditures and expects to make approximately $17-20 million of capital expenditures during the remainder of the year.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, announced acquisitions and working capital requirements during the remainder of 2006.

Contractual Obligations

          On May 1, 2006, the Company repaid $22 million of its second lien term loan, which was included in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under long-term debt, with payments due after five years.

Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting FIN 48.

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

Interest rate risk

          At June 30, 2006, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s term loan credit facility. The Company had no borrowings under its revolving credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $333 million as of June 30, 2006, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at June 30, 2006	Scheduled Maturity

$113 million	$115 million	9.32%	February 28, 2012
$220 million	$223 million	7.52%	February 28, 2011

          In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that further interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $4 million at June 30, 2006.

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

Richmond Litigation

          The period during which any class member could elect to opt out of the class and preliminarily approved class action settlement expired on March 30, 2006 and no claimant has opted out of the preliminarily approved settlement. On May 25, 2006 the Superior Court of the State of California, County of Contra Costa granted the parties’ joint motion for an order granting final approval to the class settlement.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.	Defaults Upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

          On May 9, 2006, the Company held its annual meeting of stockholders at the Sheraton Parsippany Hotel, 199 Smith Road, Parsippany, New Jersey.

          Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement. Immediately prior to the annual meeting, Board of Director member Dugald K. Campbell, who was also a director nominee resigned from the Board of Directors and did not stand for re-election. All of the remaining nominees were elected.

          The stockholders voted, in person or by proxy, on a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to provide for the annual election of directors, to eliminate the division of directors into classes thereby creating one class of directors, and to remove certain expired provisions that placed restrictions on the transfer of the Company’s capital stock.

          The results of the voting are shown below:

For	Against	Abstain	Broker Non-Vote

8,252,021	7,798	1,668	1,740,973

          The stockholders also voted, in person or by proxy, on a proposal to elect directors to serve until the 2007 annual meeting of stockholders or until their respective successors are elected and duly qualified.

          The results of the voting are shown below:

Name	For	Against	Abstain

William E. Redmond, Jr.	9,994,244	7,301	915
John G. Johnson, Jr.	7,050,328	2,951,228	904
Henry L. Druker	9,969,495	31,907	1,058
John F. McGovern	9,231,174	279,419	491,867
Kathleen R. Flaherty	6,011,665	3,989,888	907

Item 5. Other Information.

          At a meeting of the Board of Directors on May 9, 2006, the Board elected Richard A. Rubin as a director to serve for a one (1) year term until the 2007 Annual Meeting of Stockholders.

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

3.1

Third Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of May 9, 2006 (incorporated by reference to the Registrant’s Form 10-Q, dated March 31, 2006, as filed with the Securities and Exchange Commission).

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

10.24

Asset Purchase Agreement dated June 30, 2006 between Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (incorporated by reference to the Registrant’s Form 8-K dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.25	Second Amendment to First Lien Credit and Guaranty Agreement dated July 14, 2006.

10.26	Second Amendment to Second Lien Credit and Guaranty Agreement dated July 14, 2006.

10.27	Letter Agreement with James Imbriaco, dated July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K dated August 4, 2006, as filed with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.

Registrant

Date	August 9, 2006	/s/	William E. Redmond, Jr.

William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	August 9, 2006	/s/	Andrew P. Hines

Andrew P. Hines
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)