Form 10-Q
period 2006-09-30
GENTEK INC
filed 2006-11-09
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Yes ☐ No ☒

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                                                                         Yes ☒ No ☐

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2006 was 10,323,399.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenues	$224,956	$209,082	$662,799	$611,524
Cost of sales	195,505	180,818	571,070	524,709
Selling, general and administrative expense	15,259	17,129	46,115	54,072
Restructuring and impairment charges	1,642	3,133	3,772	7,527
Pension curtailment and settlement (gains) losses	—	626	(635)	626

Operating profit	12,550	7,376	42,477	24,590
Interest expense	7,827	7,952	27,324	20,767
Interest income	259	211	705	408
Other (income) expense, net	(352)	(3,749)	(1,672)	(2,281)

Income from continuing operations before income taxes	5,334	3,384	17,530	6,512
Income tax provision	2,188	1,868	5,644	3,495

Income from continuing operations	3,146	1,516	11,886	3,017
Loss from discontinued operations (net of tax provision (benefit) of $(39), $219, $(316) and $(867), respectively)	(264)	(181)	(1,464)	(1,733)

Net income	$2,882	$1,335	$10,422	$1,284

Income (loss) per common share – basic:
Income from continuing operations	$0.31	$0.15	$1.17	$0.30
Loss from discontinued operations	(0.03)	(0.02)	(0.14)	(0.17)

Net income	$0.28	$0.13	$1.03	$0.13

Income (loss) per common share – assuming dilution:
Income from continuing operations	$0.28	$0.15	$1.10	$0.30
Loss from discontinued operations	(0.02)	(0.02)	(0.14)	(0.17)

Net income	$0.26	$0.13	$0.96	$0.13

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,481	$12,294
Receivables, net	139,635	124,848
Inventories	92,847	66,577
Deferred income taxes	28,012	32,623
Assets held for sale	1,563	29,777
Other current assets	6,697	10,723

Total current assets	274,235	276,842
Property, plant and equipment, net	261,182	249,459
Goodwill	156,321	154,406
Intangible assets, net	63,591	63,835
Deferred income taxes	1,473	220
Other assets	10,102	13,050

Total assets	$766,904	$757,812

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,690	$59,647
Accrued liabilities	65,281	64,539
Current portion of long-term debt	4,473	4,257

Total current liabilities	144,444	128,443
Long-term debt	347,620	357,475
Pension and postretirement obligations	103,165	107,887
Other liabilities	73,163	78,632

Total liabilities	668,392	672,437

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,330,083 and 10,194,571 shares at September 30, 2006 and December 31, 2005, respectively	82,594	81,395
Unearned compensation	—	(859)
Warrants	8,355	8,361
Accumulated other comprehensive loss	(3,026)	(3,861)
Retained earnings	10,847	425
Treasury stock, at cost: 11,694 and 5,191 shares at September 30, 2006 and December 31, 2005, respectively	(258)	(86)

Total equity	98,512	85,375

Total liabilities and equity	$766,904	$757,812

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$10,422	$1,284
Adjustments to reconcile net income to net cash used for operating activities:
Discontinued operations	1,464	1,733
Pension curtailment gains	(635)	—
Depreciation and amortization	30,339	32,139
Asset impairment charge	503	1,400
Net gain on disposition of long-term assets	(81)	(1,381)
Long-term incentive plan costs, net	1,220	1,001
Excess tax benefit from stock option exercises	(192)	—
Increase in receivables	(21,319)	(17,350)
Increase in inventories	(17,325)	(3,420)
(Increase) decrease in deferred tax assets	3,930	(131)
Increase in accounts payable	13,446	7,802
Increase in accrued liabilities	4,453	1,281
Decrease in other liabilities and assets, net	(9,010)	(36,612)

Net cash provided by (used for) continuing operations	17,215	(12,254)
Net cash provided by discontinued operations	8,613	227

Net cash provided by (used for) operating activities	25,828	(12,027)

Cash flows from investing activities:
Capital expenditures	(14,664)	(19,934)
Proceeds from sales or disposals of long-term assets	2,360	2,445
Proceeds from (acquisition of) short-term investments	2,367	(2,229)
Acquisition of businesses, net of cash acquired*	(39,838)	—

Net cash used for continuing operations	(49,775)	(19,718)
Net cash provided by (used for) discontinued operations	28,768	(343)

Net cash used for investing activities	(21,007)	(20,061)

Cash flows from financing activities:
Proceeds from long-term debt	15,325	404,581
Repayment of long-term debt	(25,370)	(60,353)
Dividends	(2,367)	(310,742)
Exercise of stock options and warrants	660	307
Excess tax benefits from stock option exercises	192	—
Acquisition of treasury stock	(172)	(86)

Net cash provided by (used for) continuing operations	(11,732)	33,707
Net cash used for discontinued operations	—	—

Net cash provided by (used for) financing activities	(11,732)	33,707

Effect of exchange rate changes on cash	98	(140)

Increase (decrease) in cash and cash equivalents	(6,813)	1,479
Cash and cash equivalents at beginning of period	12,294	9,826

Cash and cash equivalents at end of period	$5,481	$11,305

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

Supplemental information:
Cash paid (refunded) for income taxes	$(394)	$(2,343)

Cash paid for interest	$22,678	$12,083

*Acqusition of businesses, net of cash acquired:
Working capital, other than cash	$(10,508)	$—
Property, plant and equipment	(22,666)	—
Other assets	(9,101)	—
Non-current liabilities	2,437	—

Total cash used to acquire businesses	$(39,838)	$—

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2006
(In thousands)
(unaudited)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2005	$81,395	$(859)	$8,361	$(86)	$(3,861)	$425	$85,375
Components of comprehensive income:
Net income	—	—	—	—	—	10,422	10,422
Minimum pension liability adjustment (net of tax of $283)	—	—	—	—	432	—	432
Foreign currency translation adjustments (net of tax of $88)	—	—	—	—	135	—	135
Change in unrealized gain on derivative instruments (net of tax of $175)	—	—	—	—	268	—	268

Comprehensive income							11,257
Long-term incentive plan, net	533	859	—	—	—	—	1,392
Exercise of stock options	618	—	—	—	—	—	618
Purchase of treasury stock	—	—	—	(172)	—	—	(172)
Exercise of warrants	48	—	(6)	—	—	—	42

Balance at September 30, 2006	$82,594	$—	$8,355	$(258)	$(3,026)	$10,847	$98,512

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS 158.

Note 2 – Summary of Significant Accounting Policies

          Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS 123R, the Company’s results for the nine months ended September 30, 2006 include incremental share-based compensation expense totaling $391.

          The following table illustrates the effect on net income and net income per share if the Company had applied the fair value based method to recognize stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$1,335	$1,284
Add: Stock-based employee compensation expense included in net income determined under intrinsic value method, net of related tax effects	186	1,001
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(243)	(1,236)

Pro forma net income	$1,278	$1,049

Income per share:
Basic – as reported	$0.13	$0.13

Basic – pro forma	$0.13	$0.10

Diluted – as reported	$0.13	$0.13

Diluted – pro forma	$0.13	$0.10

          For purposes of this calculation, the fair market value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

2005

Dividend yield	—
Expected volatility	22%
Risk-free interest rate	3.93%
Expected holding period (in years)	4
Weighted average fair value	$2.89

Note 3 – Comprehensive Income

          Total comprehensive income is comprised of net income, minimum pension liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income for the three months ended September 30, 2006 and 2005 was $1,246 and $1,955, respectively. Total comprehensive income for the nine months ended September 30, 2006 and 2005 was $11,257 and $1,734, respectively.

Note 4 – Earnings Per Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted stock, using the treasury stock method.

          The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Basic earnings per common share:
Weighted average common shares outstanding	10,182,961	10,048,193	10,153,829	10,024,771

Diluted earnings per common share:
Weighted average common shares outstanding	10,182,961	10,048,193	10,153,829	10,024,771
Warrants, options and restricted stock	1,019,310	60,462	664,849	61,049

Total	11,202,271	10,108,655	10,818,678	10,085,820

          For the three months ended September 30, 2006 and 2005, potentially dilutive securities totaling 112,096 and 2,993,210, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the nine months ended September 30, 2006 and 2005, potentially dilutive securities totaling 1,068,100 and 3,051,736, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 5 – Inventories

	September 30, 2006	December 31, 2005

Raw materials	$38,183	$28,240
Work in process	9,003	7,250
Finished products	43,624	29,340
Supplies and containers	2,037	1,747

	$92,847	$66,577

Note 6 – Long-Term Debt

	Maturities	September 30, 2006	December 31, 2005

Revolving credit facility – floating rates	2010	$15,000	$—
First lien term loan – floating rates	2011	219,610	221,283
Second lien term loan – floating rates	2012	113,000	135,000
Other debt – various rates	2006-2018	4,483	5,449

Total debt		352,093	361,732
Less: Current portion		4,473	4,257

Net long-term debt		$347,620	$357,475

          On February 28, 2005, the Company closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility. In connection with the closing of the financing, the Company recorded a charge in interest expense of $3,030 to write-off deferred financing costs of its then-existing debt facility, which was terminated. On April 26, 2006, the Company entered into amendments of its first and second lien term loan agreements, which reduced the interest rate margins by 50 and 150 basis points, respectively. In addition, the debt holders agreed to allow a redemption of the second lien term loan. On May 1, 2006, the Company repaid $22,000 of its second lien term loan. In connection with the amendments, the Company recorded charges of $3,572 for certain costs related to the amendment and to write-off certain deferred financing costs.

Note 7 – Long-Term Incentive Plans

          The Company has an incentive plan under which stock options, restricted stock and other stock–based awards may be granted to employees, officers, and directors. Grants under the plan generally vest over two to three years and options have a maximum term of ten years. Compensation cost recorded for stock-based compensation under this plan was $486 and $186 for the three months ended September 30, 2006 and 2005, respectively, and $1,220 and $1,001 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the total number of shares authorized for grant under this plan was 1,000,000 with 282,070 shares available for future grants.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          Information with respect to restricted stock is summarized below:

	Shares	Weighted Average Grant-Date Value

Outstanding at December 31, 2005	79,261	$21.20
Granted	85,784	27.12
Vested	30,674	25.85
Forfeited	7,945	23.61

Outstanding at September 30, 2006	126,426	$23.93

          Information with respect to stock options is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	388,783	$11.52
Granted	97,728	26.92
Exercised	55,636	11.11
Forfeited	40,919	14.73

Outstanding at September 30, 2006	389,956	$15.10	8.5	$4,815

Exercisable at September 30, 2006	126,108	$11.30	8.0	$2,056

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

          The total intrinsic value of options exercised was $732 and $72 during the nine months ended September 30, 2006 and 2005, respectively. The Company generally issues new shares upon the exercise of stock options. The total tax benefit realized as a result of stock option exercises was $290 and $28 during the nine months ended September 30, 2006 and 2005, respectively.

          As of September 30, 2006, there was $2,001 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.1 years.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 8 – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net Revenues
Manufacturing	$124,950	$118,826	$385,909	$360,646
Performance chemicals	100,006	90,256	276,890	250,878

Consolidated	$224,956	$209,082	$662,799	$611,524

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Operating Profit
Manufacturing	$387	$682	$10,931	$7,817
Performance chemicals	12,780	7,669	33,963	23,111
Corporate	(617)	(975)	(2,417)	(6,338)

Consolidated	12,550	7,376	42,477	24,590
Interest expense	7,827	7,952	27,324	20,767
Other (income) expense, net	(611)	(3,960)	(2,377)	(2,689)

Consolidated income from continuing operations before income taxes	$5,334	$3,384	$17,530	$6,512

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Capital Expenditures
Manufacturing	$2,211	$1,786	$5,061	$7,538
Performance chemicals	3,832	4,490	9,603	12,396

Consolidated	$6,043	$6,276	$14,664	$19,934

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Depreciation and Amortization
Manufacturing	$5,373	$5,485	$15,498	$17,928
Performance chemicals	4,669	4,395	13,596	13,076
Corporate	371	429	1,245	1,135

Consolidated	$10,413	$10,309	$30,339	$32,139

	September 30, 2006	December 31, 2005

Identifiable Assets
Manufacturing	$454,566	$424,289
Performance chemicals(1)	299,208	268,428
Corporate	11,567	35,318
Assets held for sale	1,563	29,777

Consolidated	$766,904	$757,812

(1)	Includes equity method investments of $375 and $273, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Restructuring Actions – 2006

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$—	$—	$—	$—
Costs incurred in current period	1,888	—	—	1,888
Costs anticipated to be incurred in the future	1,045	—	—	1,045

Total costs expected to be incurred	$2,933	$—	$—	$2,933

Accrual balance at December 31, 2005	$—	$—	$—	$—
Provisions	1,888	—	—	1,888
Amounts paid	(106)	—	—	(106)

Accrual balance at September 30, 2006	$1,782	$—	$—	$1,782

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$—	$—	$—	$—
Costs incurred in current period	250	—	—	250
Costs anticipated to be incurred in the future	427	—	—	427

Total costs expected to be incurred	$677	$—	$—	$677

Accrual balance at December 31, 2005	$—	$—	$—	$—
Provisions	250	—	—	250
Amounts paid	(250)	—	—	(250)

Accrual balance at September 30, 2006	$—	$—	$—	$—

Restructuring Actions – Years Prior to 2006

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$3,091	$8,584	$2,146	$13,821
Costs incurred in current period	366	—	—	366
Costs anticipated to be incurred in the future	—	—	—	—

Total costs expected to be incurred	$3,457	$8,584	$2,146	$14,187

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Accrual balance at December 31, 2005	$527	$49	$—	$576
Provisions	366	—	—	366
Amounts paid	(644)	—	—	(644)

Accrual balance at September 30, 2006	$249	$49	$—	$298

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$2,029	$15,650	$—	$17,679
Costs incurred in current period	471	294	—	765
Costs anticipated to be incurred in the future	—	102	—	102

Total costs expected to be incurred	$2,500	$16,046	$—	$18,546

Accrual balance at December 31, 2005	$408	$—	$—	$408
Provisions	471	294	—	765
Amounts paid	(879)	(294)	—	(1,173)

Accrual balance at September 30, 2006	$—	$—	$—	$—

Impairment Charge

          During the second quarter of 2006, the Company recorded an impairment charge of $503 to reflect revised estimated fair values of fixed assets at its facilities in Waterdown, Ontario, Canada and Guelph, Ontario, Canada, which had previously been closed. The revised estimates of fair values were determined based upon sales of and offers to purchase these assets.

Subsequent Event

          On October 31, 2006, the Company determined that it will be required to record restructuring charges for termination benefits of approximately $700 and other closure costs of approximately $900 due to its decision to close its Newark, New Jersey sulfuric acid production plant. It is anticipated that these charges will be recorded during the fourth quarter of 2006 and the first quarter of 2007.

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Pension Benefits
Service cost	$375	$400	$1,213	$1,201
Interest cost	3,359	3,191	10,031	9,568
Expected return on plan assets	(3,712)	(3,472)	(11,151)	(10,409)
Amortization of net:
Prior service cost	16	19	48	56
Loss	23	—	69	—

Net periodic benefit cost	$61	$138	$210	$416

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Other Postretirement Benefits
Service cost	$337	$262	$1,007	$788
Interest cost	669	588	2,006	1,962
Expected return on plan assets	—	—	—	—
Amortization of net:
Prior service cost	(1,086)	(1,085)	(3,257)	(2,586)
(Gain)/loss	26	(2)	78	(66)

Net periodic benefit cost (income)	$(54)	$(237)	$(166)	$98

          During the second quarter of 2006, the Company adopted plan amendments that froze pension plan benefit accruals effective July 1, 2006 for hourly employees covered by certain collective bargaining agreements. These actions resulted in curtailment gains of $635.

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

          The businesses included in discontinued operations had revenues of $0 and $28,438 and pretax profit (loss) of $(303) and $38 for the three months ended September 30, 2006 and 2005, respectively, and revenues of $36,585 and $78,852 and pretax profit (loss) of $(1,780) and $(2,601) for the nine months ended September 30, 2006 and 2005, respectively.

          The components of assets held for sale were as follows:

	September 30, 2006	December 31, 2005

Inventories	—	10,786

Property, plant and equipment	1,563	18,991

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(unaudited)

Note 12 – Acquisitions

          On September 21, 2006, the Company acquired the assets of GAC MidAmerica, Inc. The acquisition included manufacturing facilities in Toledo, Ohio, Indianapolis, Indiana, and Saukville, Wisconsin. GAC produces aluminum sulfate and bleach, as well as distributing specialty water treatment chemicals, sulfuric acid and caustic soda. The purchase price of the transaction was $8,230.

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has approximately 230 employees primarily located in manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The purchase price of the transaction was $25,762 in cash, plus the potential of an earn out for Stanadyne of $10,000 twelve months later, based on certain performance metrics being achieved post closing.

          On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, New Jersey and its 23 employees. Repauno Products manufactures sodium nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The purchase price of the transaction was $5,812.

          Operating results for the acquired entities have been reflected in the Company’s consolidated financial statements from date of acquisition. The allocation of the purchase price of the acquisitions is based on valuation information available to the Company which is subject to change as such information is finalized. The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions had taken place at the beginning of each fiscal year presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenues	$233,575	$231,814	$717,202	$684,339
Net (loss) income	2,436	(561)	8,448	(1,346)
Net (loss) income per share:
Basic	$0.24	$(0.06)	$0.83	$(0.13)
Diluted	0.22	(0.06)	0.78	(0.13)

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

Overview

          On September 22, 2006, the Company announced it was in discussions to sell its Noma Wire and Cable Assembly Business to Electrical Components International Holdings Company of St. Louis, Missouri. Noma provides high-quality wire and cable assemblies to large OEM customers in the automotive and household appliance industries and for electronic office equipment and other electronic products from its manufacturing facilities in Mexico, Canada and India. The proposed transaction does not include the Noma CableTech business located in Mineral Wells, Texas and is subject to negotiation and execution of definitive agreements, government review and other customary conditions.

          On September 21, 2006, the Company acquired the assets of GAC MidAmerica, Inc. The acquisition included manufacturing facilities in Toledo, Ohio, Indianapolis, Indiana, and Saukville, Wisconsin. GAC produces aluminum sulfate and bleach, as well as distributing specialty water treatment chemicals, sulfuric acid and caustic soda. The purchase price of the transaction was $8 million in cash.

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has approximately 230 employees primarily located in manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The purchase price of the transaction was $26 million in cash and the potential of an earn out for Stanadyne of $10 million, twelve months later, based on certain performance metrics being achieved post closing.

          On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, New Jersey and its 23 employees. Repauno Products manufactures sodium nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The purchase price of the transaction was $6 million in cash.

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

Results of Operations

          The following table sets forth certain line items from our Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

	(Dollars in millions)				(Dollars in millions)
Net revenues	$225.0	100%	$209.1	100%	$662.8	100%	$611.5	100%
Cost of sales	195.5	87	180.8	86	571.1	86	524.7	86
Selling, general and administrative expense	15.3	7	17.1	8	46.1	7	54.1	9
Restructuring and impairment charges	1.6	1	3.1	1	3.8	1	7.5	1
Pension curtailment and settlement (gains) losses	—	—	0.6	—	(0.6)	—	0.6	—

Operating profit	12.6	6	7.4	4	42.5	6	24.6	4
Interest expense	7.8	3	8.0	4	27.3	4	20.8	3
Interest income	0.3	—	0.2	—	0.7	—	0.4	—
Other (income) expense, net	(0.3)	—	(3.7)	(2)	(1.7)	—	(2.3)	—
Income tax provision	2.2	1	1.9	1	5.6	1	3.5	1

Income from continuing operations	3.1	1	1.5	1	11.9	2	3.0	—
Loss from discontinued operations	(0.3)	—	(0.2)	—	(1.5)	—	(1.7)	—

Net income	$2.9	1%	$1.3	1%	$10.4	2%	$1.3	—%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

          Net revenues were $225 million for the three-month period ended September 30, 2006 compared with $209 million for the comparable prior year period. The increase was primarily due to higher sales of $10 million in the performance chemicals segment and $6 million in the manufacturing segment. The increase in the performance chemicals segment is due to broad based strength across all end markets. The increase in the manufacturing segment is the result of higher sales in the appliance and electronics market, the industrial market and the automotive market. The increase in sales in the automotive market is due to the acquisition of Precision Engine Products in the third quarter.

          Gross profit was $29 million for the three-month period ended September 30, 2006 as compared with $28 million for the comparable prior year period. This reflects higher gross profit in the performance chemicals segment of $3 million, partially offset by a decrease in the manufacturing segment of $2 million. The increase in the performance chemicals market gross profit was primarily driven by the strong revenue performance.

          Selling, general and administrative expense was $15 million for the three-month period ended September 30, 2006 compared to $17 million in the comparable prior year period. The reduction is primarily attributable to the Company’s cost reduction efforts.

          Restructuring and impairment charges were $2 million for the three-month period ended September 30, 2006 compared to $3 million for the comparable period in the prior year. The charges recorded in 2006 were for the closure of a Canadian manufacturing facility. The charges recorded in 2005 are associated with the closure of a production facility and headcount reductions.

          Operating profit was $13 million for the three-month period ended September 30, 2006 as compared with $7 million for the comparable prior year period. The higher operating profit in 2006 reflected a higher gross profit by the performance chemicals segment, lower selling, general and administrative expense and a reduction in restructuring and impairment charges in the third quarter of 2006.

          Interest expense was $8 million for the three-month period ended September 30, 2006 as compared with $8 million for the comparable prior year period.

          The effective income tax rate for the three-month period ended September 30, 2006 was approximately 41 percent, which is higher than the effective tax rate the Company expects to record on book income generated for the remainder of 2006, due to a revision in the projected annual effective tax rate.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

          Net revenues for the nine-month period ended September 30, 2006 were $663 million as compared with $612 million for the comparable prior year period. The increase was due to higher sales of $26 million in the performance chemicals segment and $25 million in the manufacturing segment. The increase in the performance chemicals segment is due to increased sales in the environmental and chemical processing market, the technology market and the pharmaceutical and personal care product lines. The increase in the manufacturing segment is the result of higher sales in the appliance and electronics market and the industrial market, partially offset by a decrease in sales in the automotive market. The decrease in sales in the automotive market is due to lower sales volumes to the Company’s North American automotive customer base.

          Gross profit was $92 million for the nine-month period ended September 30, 2006 as compared with $87 million for the prior year period. This reflects higher gross profit in performance chemicals of $5 million, primarily driven by the strong revenue performance.

          Selling, general and administrative expense was $46 million for the nine-month period ended September 30, 2006 as compared with $54 million in the prior year. This reduction is primarily attributable to the Company’s cost reduction efforts and a $2 million charge included in 2005 relating to the former Chief Executive Officer’s separation from the Company.

          During the second quarter, the Company notified certain hourly employees covered by certain collective bargaining agreements that benefit accruals in their defined benefit pension plan would be frozen. As a result, a curtailment gain of approximately $1 million was recognized.

          Restructuring and impairment charges were $4 million for the nine-month period ended September 30, 2006 as compared with charges of $8 million for the nine-month period ended September 30, 2005. The charges recorded in 2006 were for the closure of a Canadian manufacturing facility and for continuing costs from activities initiated during prior years. The charges recorded in 2005 are associated with the closure of a production facility, headcount reductions and continuing costs from activities initiated during prior years.

          Operating income was $42 million for the nine-month period ended September 30, 2006 as compared with an operating income of $25 million for the prior year period. The higher operating profit in 2006 reflected a higher gross profit in the performance chemicals segment, lower selling, general and administrative expense, a pension curtailment gain in 2006 and lower restructuring and impairment charges in 2006.

          Interest expense was $27 million for the nine-month period ended September 30, 2006 as compared with $21 million for the prior year period. The difference in interest expense was attributable to borrowings under the Company’s new credit facility, which was put in place mid-March 2005. The Company amended its credit facility in 2006, which resulted in a write-off of deferred financing costs and other fees of $4 million. The first half of 2005 also included a write-off of $3 million of deferred financing costs.

          The effective income tax rate for the nine-month period ended September 30, 2006 was approximately 32 percent. The effective tax rate was impacted by a one-time permanent tax benefit related to the payment of dividends on restricted stock. Without this benefit, the effective tax rate would have been approximately 37 percent, which is representative of the effective tax rate the Company expects to record on book income generated for the remainder of the 2006 year. The Company expects to pay approximately $4 million in cash tax payments in 2006.

          Loss from discontinued operations for the nine-month period ended September 30, 2006 reflects the impact of the Canadian cable and wire business and losses on disposition of assets of the printing plate business. For the comparable period in 2005, the loss from discontinued operations reflects the Canadian cable and wire business as well as the printing plate business.

Results of Operations by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(In millions)		(In millions)

Net Revenues
Manufacturing	$125.0	$118.8	$385.9	$360.6
Performance chemicals	100.0	90.3	276.9	250.9

Total	$225.0	$209.1	$662.8	$611.5

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006(1)	2005(2)	2006(3)	2005(4)

	(In millions)		(In millions)

Operating Profit (Loss)
Manufacturing	$0.4	$0.7	$10.9	$7.8
Performance chemicals	12.8	7.7	34.0	23.1
Corporate	(0.6)	(1.0)	(2.4)	(6.3)

Total	$12.6	$7.4	$42.5	$24.6

(1)	Includes restructuring and impairment charges of $1.5 million in the manufacturing segment and $0.1 million in the performance chemicals segment.

(2)	Includes restructuring and impairment charges of $2.0 million in the manufacturing segment, $1.0 million in the performance chemicals segment and $0.2 million in corporate.

(3)	Includes restructuring and impairment charges of $3.5 million in the manufacturing segment and $0.3 million in the performance chemicals segment.

(4)	Includes restructuring and impairment charges of $3.3 million in the manufacturing segment, $2.4 million in the performance chemicals segment and $1.8 million in corporate.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Manufacturing Segment

          Net revenues for the manufacturing segment were $125 million for the three-month period ended September 30, 2006 as compared to $119 million for the comparable prior year period. This increase was principally due to higher sales in the appliance and electronics market of $3 million, the industrial market of $1 million and the automotive market of $2 million. The increase in revenues in the appliance and electronics market and the industrial market was a result of the increase in the pass through of higher copper prices. The results of the automotive business reflect reduced sales volumes in the base business more than offset by the acquisition of Precision Engine Products in the third quarter of 2006. Gross profit was $10 million for the three-month period ended September 30, 2006 as compared to $12 million for the comparable prior year period. The decrease in gross profit was primarily due to reduced volumes in the automotive market base business. Selling, general and administrative expense was $8 million for the three-month period ended September 30, 2006 as compared to $9 million in the comparable prior year period. Operating profit was break even for the three-month period ended September 30, 2006 compared to $1 million for the comparable prior year period. The shortfall in gross profit was offset by a reduction in selling, general and administrative expenses and reduced restructuring and impairment charges.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $100 million for the three-month period ended September 30, 2006 as compared to $90 million for the comparable prior year period. This was due to higher sales in the Company’s environmental and chemical processing markets, personal care products market and technology market of $6 million, $2 million and $2 million, respectively. The increase in sales was primarily the result of the higher average pricing. Gross profit was $20 million for the three-month period ended September 30, 2006 as compared to $16 million for the comparable prior year period. The increase in gross profits is primarily attributable to strong revenue performance, partially offset by higher raw material costs. Selling, general and administrative expense was $7 million for the three-month period ended September 30, 2006 compared with $7 million for the comparable prior year period. Operating profit was $13 million for the three-month period ended September 30, 2006 compared to $8 million for the comparable prior year period. The increase in revenues led to the increase in operating profit.

Nine Months Ended September 30, 2006 Compared with nine Months Ended September 30, 2005

Manufacturing Segment

          Net revenues were $386 million for the nine-month period ended September 30, 2006 as compared with $361 million for the prior year period. This increase was principally due to higher sales in the appliance and electronics market of $26 million and the industrial market of $2 million, partially offset by lower sales volumes in the Company’s North American automotive customer base of $3 million. The increase in revenues in the appliance and electronics market and industrial market was principally a result of the pass through of higher copper prices. Gross profit was $39 million for the nine-month period ended September 30, 2006 as compared to $39 million for the comparable prior year period. Pricing improvements in the industrial market and higher sales volumes in the appliance and electronics market were offset by a reduction in the automotive market due to lower sales volumes. Selling, general and administrative expense was $24 million for the nine-month period ended September 30, 2006 as compared to $28 million for the comparable prior year period, principally due to cost reduction efforts. Operating profit was $11 million for the nine-month period ended September 30, 2006 as compared to $8 million for the comparable prior year period, primarily driven by the reduction in selling, general and administrative expense.

Performance Chemicals Segment

          Net revenues were $277 million for the nine-month period ended September 30, 2006 as compared with $251 million for the comparable prior year period. This was due to higher sales in the

Company’s environmental and chemical processing markets, technology market, and pharmaceutical and personal care product lines of $18 million, $4 million and $4 million, respectively. The increase in sales was primarily the result of the higher average pricing. Gross profit was $53 million for the nine-month period ended September 30, 2006 as compared to $48 million for the comparable prior year period. The increase in gross profit is primarily attributable to the increase in revenues, offset by higher raw material costs and by a gain on an insurance recovery of $3 million in 2005 related to the Company’s closed Delaware Valley Works South Plant. Selling, general and administrative expense was $19 million for the nine-month period ended September 30, 2006 as compared with $22 million for the comparable prior year period. This decrease was primarily due to cost reduction efforts. Operating profit was $34 million for the nine-month period ended September 30, 2006 as compared to $23 million for the comparable prior year period. This increase is attributable to the increase in revenues, reduction in selling, general and administrative expense, offset by the insurance recovery in 2005 for the Company’s closed Delaware Valley Works South Plant.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $5 million at September 30, 2006, compared to $12 million at December 31, 2005. Significant cash flows during the period of 2006 included capital expenditures of $15 million, debt payments of $25 million and acquisitions of $40 million, offset by proceeds from sales of assets of $30 million, cash provided by operations of $26 million, proceeds from the exercise of stock options of $1 million and borrowings under the revolver of $15 million.

          The Company had working capital of $130 million at September 30, 2006 as compared to working capital of $148 million at December 31, 2005. This decrease in working capital principally reflects a decrease in assets held for sale and an increase in accounts payable, partially offset by increases in accounts receivable and inventory.

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

          Cash payments for employee termination costs and facility exit costs totaled $2 million in the nine months ended September 30, 2006.

          The Company has not entered into any off-balance sheet financing arrangements.

          During the first nine months of 2006, the Company made $15 million of capital expenditures and expects to make approximately $9-12 million of capital expenditures during the remainder of the year.

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

Subsequent Event

          On October 31, 2006, the Company determined that it will be required to record a restructuring charge of $2 million due to its decision to close its Newark, New Jersey sulfuric acid production plant. The action was taken by the Company as a result primarily of required infrastructure investment and increasingly adverse market conditions. It is anticipated that production will cease during December 2006 and closure activities are expected to be completed by the end of April 2007. The restructuring charges include termination benefits of approximately $1 million and other closure costs totaling approximately $1 million, substantially all of which are expected to be paid during 2007.

Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting FIN 48.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS 158.

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

Interest rate risk

          At September 30, 2006, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $348 million as of September 30, 2006, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at September 30, 2006	Scheduled Maturity

$113 million	$115 million	9.76%	February 28, 2012
$220 million	$221 million	7.40%	February 28, 2011
$ 15 million	$ 15 million	7.99%	February 28, 2010

          In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $2 million at September 30, 2006.

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

10.25

Second Amendment to First Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.26

Second Amendment to Second Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

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

GENTEK INC.

Registrant

Date	November 9, 2006	/s/	William E. Redmond, Jr.

William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	November 9, 2006	/s/	Thomas B. Testa

Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)