Form 10-K
period 2006-12-31
GENTEK INC
filed 2007-03-20
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☒      No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐      Accelerated Filer ☒      Non-accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ 257,598,497.

          Applicable to issuers involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒      No ☐

          The number of outstanding shares of the Registrant’s Common Stock as of February 28, 2007 was 10,362,748.

Documents Incorporated by Reference:

          Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2007, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

          GenTek Inc. (the “Company” or “GenTek”) is a holding company whose subsidiaries manufacture industrial components and performance chemicals. GenTek’s subsidiaries operate through two primary business segments: manufacturing and performance chemicals. The manufacturing segment provides a broad range of engineered components and services to two principal markets: automotive and industrial. The performance chemicals segment provides value-added chemical products and services to four principal markets: water treatment, chemical processing, pharmaceutical and personal care, and technology. The Company’s products are frequently highly engineered and are important components of, or provide critical attributes to, its customers’ end products or operations. The Company operates over 50 manufacturing and production facilities located primarily in the U.S. and Canada. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

Acquisitions

          On February 6, 2007, the Company acquired the assets of Chalum, Inc. The acquisition included the manufacturing facility in Sacaton, Arizona. Chalum produces aluminum sulfate for the greater Phoenix, Arizona municipal water treatment market. The purchase price was $3 million.

          On September 21, 2006, the Company acquired the assets of GAC MidAmerica, Inc. The acquisition included manufacturing facilities in Toledo, Ohio, Indianapolis, Indiana, and Saukville, Wisconsin. GAC produces aluminum sulfate and bleach, as well as distributing specialty water treatment chemicals, sulfuric acid and caustic soda. The purchase price of the transaction was $8 million.

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The purchase price of the transaction was $26 million in cash, plus the potential of an earn out for Stanadyne of up to $10 million, payable, if at all, based on certain performance metrics being achieved during the twelve months following the closing date.

          On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, New Jersey. Repauno Products manufactures sodium nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The purchase price of the transaction was $6 million.

Discontinued Operations

          On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. The net proceeds from the transaction were used to repay outstanding debt. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. Proceeds from the transaction were used to repay $22 million of the Company’s second lien term loan. Accordingly, these businesses have been classified as discontinued operations.

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

Products and Services by Segment

          The following table sets forth the Company’s sales by segment:

	Years Ended December 31,

	2006	2005	2004

	(In millions)
Manufacturing	$238,021	$222,384	$214,550
Performance Chemicals	373,347	334,113	316,573

	$611,368	$556,497	$531,123

Manufacturing Segment

          The manufacturing segment provides a broad range of engineered components, wiring products and services to two principal markets: automotive and industrial.The Company’s products for these markets are described below:

          Automotive. For the automotive market, the Company provides:

•

precision-engineered components for valve-train systems, including stamped and machined rocker and roller-rocker arms, cam follower rollers, cam follower roller axles, antifriction needle roller bearings, hydraulic lash adjusters, hydraulic flat and roller lifters, mechanical roller tappets and other hardened/machined components;

•	computer-aided and mechanical vehicle and component testing services for the transportation industry; and

•	fluid transport and handling equipment for automotive service applications.

          The Company’s precision-engineered stamped and machined engine components for valve-train systems improve engine efficiency by reducing engine friction and component mass. These components are used both in traditional overhead valve and in the increasingly popular single and double overhead cam engines which power cars, light trucks and sport utility vehicles. Over the last several years, the Company has benefited from the design transition of overhead valve engines to overhead cam engines providing a strong position with which to participate in the industry’s latest efforts to improve fuel efficiency and power. Increased design use of additional valves per cylinder to improve fuel/air throughput have resulted in volume growth on specific engine applications. The majority of the Company’s valve-train production is sold to U.S. automobile and diesel engine manufacturers and their Tier 1 suppliers.

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

          Automotive and diesel engine manufacturers generally award business to their suppliers by individual engine line for the life of the engine. The loss of any single engine line contract would not be material to the Company. However, an economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of DaimlerChrysler or Ford could have a material adverse impact on the results of the Company’s manufacturing segment. Neither of these customers accounted for 10 percent or more of the Company’s revenues in 2006.

          Industrial. For the industrial market, the Company manufactures wire and cable for a broad range of applications in the electronic, appliance, automotive and consumer electrical markets. These products are sold to OEM’s throughout North America.

          The Company produces a broad product line of single and multi conductor wire and cable. The Company’s wire jacketing expertise includes the use of polyvinyl chloride (PVC), thermoplastic elastomer (TPE) and ethylene vinyl acetate (EVA) engineered materials.

Performance Chemicals Segment

          The Company’s performance chemicals segment provides value-added products and services to four principal markets: (i)water treatment; (ii)chemical processing; (iii)pharmaceutical and personal care; and (iv)technology. The Company’s products and services for these markets are described below.

          Water Treatment. With a network of 35 water treatment chemical plants located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or “alum”, which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of ferric sulfate and other specialty flocculents (polymer-based materials used for settling and/or separating solids from liquids) and sodium nitrate. The Company’s water treatment products are designed to address the important environmental issues confronting its customers. These value-added products provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water.

          Chemical Processing. The Company operates three sulfuric acid production facilities which produce various grades of sulfuric acid which is used in the manufacture of titanium pigments, fertilizers, synthetic fibers, steel, petroleum and paper, as well as many other products. In addition, the Company provides sulfuric acid regeneration services to the refining and chemical industries, and pollution abatement and sulfur recovery services to selected refinery customers. Refineries use sulfuric acid as a catalyst in the production of alkylate, a gasoline blending component with favorable performance and environmental properties. The alkylation process contaminates and dilutes the sulfuric acid, thereby creating the need to dispose of or regenerate the contaminated acid. The Company transports the contaminated acid back to the Company’s facilities for recycling and redelivers the fresh, recycled acid back to customers. This “closed loop” process offers customers significant savings versus alternative disposal methods and also benefits the environment by significantly reducing refineries’ waste streams.

          Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of antiperspirants, and also supplies ingredients used in prescription pharmaceuticals, nutritional supplements, veterinary health products and other personal care products. The customer base includes many of the world’s leading personal care companies, and the Company is favorably positioned with both North American and European sourcing capabilities.

          Technology. The Company provides ultrahigh-purity electronic chemicals for the semiconductor and disk drive industries. The Company’s electronic chemicals include ultrahigh-purity acids, caustics, solvents, etchants and formulated photo ancillaries for use in the manufacture of semiconductor processing chips and computer disk drives.

Competition

          Competition in the manufacturing segment’s markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. In the automotive market, the Company competes with, among others, Delphi, Eaton, INA, Timken, and captive OEMs. In the industrial markets, the Company competes with Copperfield, General Cable and Southwire, among others.

          Although the Company’s performance chemicals segment generally has significant market share positions in the product areas in which it competes, most of its end markets are highly competitive. In the pharmaceuticals and personal care market, the Company’s major competitors include BK Giulini Corp. and Summit Research Labs as well as the captive production facilities of certain personal care companies. The Company’s competitors in the chemical processing market include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Chemtrade Logistics, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In water treatment the Company competes with Geo Specialty Chemicals, Kemiron Companies Inc., U.S. Aluminates and other regional players. Competitors in the technology market include Air Products, Honeywell Electronic Materials and Tyco/Mallinckrodt-Baker.

Suppliers; Availability of Raw Materials

          The Company purchases a variety of raw materials for its businesses. The primary raw materials used by the manufacturing segment are copper and steel. The Company’s performance chemicals segment’s competitive cost position is, in part, attributable to its sourcing relationships for certain raw materials that serve as the feedstock for many of its products. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, bauxite and aluminum tri-hydrate (for the manufacture of alum), zirconium based products (for the manufacture of antiperspirant active ingredients), sulfur (for the manufacture of sulfuric acid), and soda ash (for the manufacture of sodium nitrite).

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

Sales and Distribution

          The Company’s manufacturing segment has approximately 50 sales, marketing, engineering and customer service personnel. Generally, the Company markets its products directly to its customers, but in certain industrial markets a distribution network is used. The manufacturing segment’s technical and engineering staff is an integral part of the segment’s sales and distribution effort. Since many of the Company’s products are precision-engineered and custom-designed to customer specifications, the Company’s sales force and engineers work closely with its customers in designing, producing, testing and improving its products.

          In the Company’s performance chemicals segment, the Company employs approximately 70 sales, marketing, distribution and customer service personnel. The sales force is divided into several specialized groups which focus on specific products, end-users and geographic regions. This targeted approach provides the Company with insight into emerging industry trends and creates opportunities for product development.

Seasonality; Backlog

          The business of the manufacturing segment is generally not seasonal. Within the performance chemicals segment, the water treatment and sulfur products businesses have higher volumes in the second and third quarters of the year, owing to (i) higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and (ii) higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The other markets that the performance chemicals segment serves are generally not seasonal. Due to the nature of the Company’s businesses, there are no significant backlogs.

Environmental Matters

          The Company’s various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or the discovery of additional or unknown environmental contamination of any of the Company’s current or former facilities, could require the Company to make expenditures which may be material or otherwise adversely impact the Company’s operations.

          The Company maintains a program to manage its facilities’ compliance with environmental laws and regulations. Expenditures for 2006 approximated $8 million (of which approximately $1 million represented capital expenditures and approximately $7 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2005 approximated $9 million (of which approximately $2 million represented capital expenditures and approximately $7 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects expenditures similar to 2006 levels in 2007. In addition, if environmental laws and regulations affecting the Company’s operations become more stringent, costs for environmental compliance may increase above historical levels.

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

          Delaware Valley Facility. On September 7, 2000, the EPA issued to the Company an Initial Administrative Order (an “IAO”) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act (“RCRA”), which requires that the Company conduct an environmental investigation of the Company’s Delaware Valley facility (the “Facility”) and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. Over the past six years, the Company has been working cooperatively with the EPA and Honeywell, a prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The Company conducted the first investigatory steps required by the IAO, the evaluation of potential soil and groundwater contamination, in both the North Plant (the area of the facility north of US Route 18) and the South Plant (the area south of US Route 18) that borders the Delaware River. As a result of the Company’s bankruptcy filing, the Company entered into an agreement with Honeywell dated April 30, 2004 in which Honeywell agreed to take back all environmental liability at the North Plant, past, present and future, as well as ownership of the North Plant. In addition, Honeywell took responsibility for the cost to address groundwater contamination at the South Plant. The Company remains responsible only for soil contamination at the South Plant. Although the EPA refused to formally drop the Company from the IAO, the EPA signed a letter acknowledging Honeywell’s agreement to be responsible for all liability at the North Plant and for groundwater contamination at the South Plant and to seek recourse against Honeywell for those liabilities and only look to the Company in the event of a default by Honeywell. The remaining requirements of the IAO will be performed over the course of the next several years. The Company closed the South Plant operations of its Delaware Valley facility on November 10, 2003. This closure resulted in an expansion of the investigation to be performed under the IAO. Depending on the results of that additional investigation, additional remedial activity may be required for soils in the South Plant. The Company has provided for the estimated costs of $2 million for compliance with the IAO in its accrual for environmental liabilities. As such, the Company believes that compliance with the IAO will not have a material effect on its results of operations or financial condition.

Employees/Labor Relations

          At December 31, 2006, the Company had approximately 1,525 employees, of whom approximately 560 were full-time salaried employees, approximately 590 were full-time hourly employees (represented by 8 different unions) and approximately 375 were hourly employees working in nonunion facilities.

          The Company’s union contracts have durations which vary from two to four years. The Company’s relationships with its unions are generally good.

Executive Officers and Key Employees

          Set forth below is information with respect to each of the Company’s executive officers and/or key employees.

          William E. Redmond, Jr., 47, President and Chief Executive Officer of the Company since May, 2005 and a Director of the Company since November 2003. Since 2005, Mr. Redmond has served as Chairman and a Director of Maxim Crane Works and as Chairman and a Director of Citation Corporation. From 1996 until 2003, Mr. Redmond held the position of Chairman, President and Chief Executive Officer of Garden Way Incorporated.

          George G. Gilbert, 58, Vice President and General Manager – Valve Train Group since 2001. From 1997 to 2001, Mr. Gilbert held the position of Vice President Technical Services/Strategic Development, for Simpson Industries.

          Douglas J. Grierson, 42, Vice President and Controller since April 2005. Mr. Grierson served as Director of Accounting and Assistant Controller from June 1999 to April 2005.

          James Imbriaco, 54, Vice President, General Counsel and Secretary since July 2005. From May 2004 to June 2005, Mr. Imbriaco held the position of Consulting Corporate Counsel with Bowne & Co., Inc. From October 2000 to August 2003, Mr. Imbriaco held the position of Vice President, General Counsel and Secretary with Agency.com, Ltd.

          Robert D. Novo, 49, Vice President of Human Resources and Environmental Health and Safety since August 2004. Mr. Novo served as the Vice President of Human Resources from July 2003 to August 2004. Prior to July 2003, Mr. Novo held various senior level human resource positions with Honeywell International since 1995.

          Vincent J. Opalewski, 44, Vice President and General Manager – Performance Chemicals Group since September 2006. Mr. Opalewski served as Vice President - Sales and Marketing, for the Performance Chemicals Group from July 2005 to September 2006. He previously served as General Manager of the Sulfur Products Group from January 2000 to July 2005.

          Thomas B. Testa, 45, Vice President and Chief Financial Officer since September 2006. Mr. Testa served as Vice President and General Manager – Performance Chemicals Group since August 2004. From April 2002 to August 2004, Mr. Testa served as Vice President – Operations for the Performance Chemicals Group. He previously served as General Manager of the Electronic Chemicals business group from October 1997 to April 2002.

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

Risks Related to the Company’s Capital Structure

The Company’s ability to make payments on its debt will be contingent on GenTek’s future operating performance, which will depend on a number of factors that are outside of its control.

          The Company’s debt service obligations are estimated to be approximately $28 million to $30 million in 2007, including approximately $5 million of principal repayments. This debt service may have an adverse impact on the Company’s earnings and cash flow, which could in turn negatively impact GenTek’s stock price.

          The Company’s ability to make principal and interest payments on its debt is contingent on its future operating performance, which will depend on a number of factors, many of which are outside of its control. The degree to which GenTek is leveraged could have other important negative consequences, including the following:

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

          The Company’s indebtedness contains covenants that, among other things, significantly restricts and, in some cases, effectively eliminates the Company’s ability and the ability of most of its subsidiaries to:

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

          In addition, the Company and its subsidiaries must comply with certain financial covenants. In the event the Company was to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, the Company’s lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of its assets. The material financial covenants with which the Company must comply include total leverage, total interest coverage, and maximum capital expenditures.

          The covenants contained in the Company’s indebtedness and any credit agreement governing future debt may significantly restrict its future operations. Furthermore, upon the occurrence of any event of default, the Company’s lenders could elect to declare all amounts outstanding under such agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, the Company cannot assure you that its assets and the assets of its subsidiaries would be sufficient to repay those amounts in full.

          The Company is also subject to interest rate risk due to its indebtedness at variable interest rates, based on a base rate or LIBOR plus an applicable margin. The Company cannot assure you that shifts in interest rates will not have a material adverse effect on it.

The Company may be required to prepay its indebtedness prior to its stated maturity, which may limit its ability to pursue business opportunities.

          Pursuant to the terms of certain of the Company’s indebtedness, in certain instances it is required to prepay outstanding indebtedness prior to its stated maturity date. Specifically, if certain tests are not met, a portion of excess cash flow, as defined in the credit agreement, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. These prepayment provisions may limit the Company’s ability to utilize this excess cash flow to pursue business opportunities.

The Company’s business is capital intensive. It cannot assure you that it will have sufficient liquidity to fund its working capital and capital expenditures and to meet its obligations under existing debt instruments.

          The Company’s business is capital intensive and it cannot be certain that it will achieve sufficient cash flow in the future. Failure to maintain profitability and generate sufficient cash flow could diminish its ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness it may have incurred or may incur in the future. If the Company does not comply with the covenants in its credit agreements or otherwise default under them, it may not have access to borrowings under its $60 million revolving credit facility or the funds necessary to pay amounts that become due.

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

          The Company is a holding company with no independent operations or significant operating assets other than its investments in, and advances to, its subsidiaries. The Company depends upon the receipt of sufficient funds from its subsidiaries through its centralized cash management system from its domestic subsidiaries and through dividends, loans or other distributions from its foreign subsidiaries to meet its financial obligations. In addition, the terms of the Company and its subsidiaries’ existing indebtedness, and the laws of the jurisdictions under which it and its subsidiaries are organized, limit the payment of dividends, loan repayments and other distributions by its subsidiaries to the Company under some circumstances. Any indebtedness that it, or its subsidiaries, may incur in the future may contain similar restrictions.

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

          An economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations at DaimlerChrysler or Ford, or at certain of its manufacturing plants, could have a material adverse impact on the results of its manufacturing segment. In addition, in the industrial markets, risks include loss of market share by its major customers and continued price pressure from major customers. For the Company’s performance chemicals business, weakness in the pulp and paper, electronics or petroleum refining industries could have an adverse effect on its results of operations.

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

          The Company derives and is expected to continue to derive significant portions of its revenues and operating income in its manufacturing segment from sales of products to Ford and DaimlerChrysler. As a result, the loss of, or reduced demand from these customers could adversely effect the Company’s revenues and operating income.

Material changes in pension and other post-retirement benefit costs may occur in the future. In addition, investment returns on pension assets may be lower than assumed, which could result in larger cash funding requirements for the Company’s pension plans, which could have an adverse impact on it.

          The Company maintains several defined benefit pension plans covering certain employees in Canada and the United States. It records pension and post-retirement benefit costs in amounts developed from actuarial valuations. Inherent in these valuations are key assumptions including the discount rate and expected long-term rate of return on plan assets. Material changes in pension and other post-retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used, and changes in the benefit plans. Amounts required to be funded are also dependent upon interest rates. Due to current interest rates and investment returns, some of the plans are underfunded. The Company is required to rectify this underfunding in accordance with federal guidelines. The Company expects to be required to make substantial cash contributions beginning in 2008 and continuing beyond such time. Moreover, if investment returns on pension assets are lower than assumed, it may have substantially larger cash funding requirements for its pension plans, which may have a material adverse impact on its liquidity.

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

          For example, the Company’s various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, from time to time it is involved in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available to it at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications to existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require it to make expenditures which may be material or may otherwise adversely impact its operations.

The production of chemicals is associated with a variety of hazards, which could create significant liabilities or cause the Company’s facilities to suspend its operations.

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

          The Company’s facilities have been operated for many years by it or prior owners and operators, and adverse environmental conditions of which it is not aware may exist. The discovery of additional or unknown environmental contamination at any of its current or former facilities could have a material adverse effect on its financial condition, cash flows and/or results of operations.

The seasonal nature of the water treatment and chemical processing businesses could increase the Company’s costs or have other negative effects.

          Within its performance chemicals segment, the water treatment and chemical processing businesses have higher volumes in the second and third quarters of the year, owing to higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The degree of seasonal peaks and declines in the volumes of its business could increase its costs, negatively impact its manufacturing efficiency, or have other negative effects on its operations or financial performance.

The Company may not be able to obtain insurance at its historical rates and its insurance coverage may not cover all claims and losses.

          The Company maintains insurance coverage on its properties, machines, supplies and other elements integral to its business and against certain third party litigation, environmental matters and similar events. Due to recent changes in market conditions in the insurance industry and other factors, the Company may not be able to secure insurance at a similar cost to what it may have previously paid, if at all. In addition, there are certain types of losses, such as earthquakes, floods, hurricanes, terrorism, acts of war or product warranty, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also may make insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed.

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

The Company cannot predict the impact of any asset or business disposition.

          From time to time the Company considers dispositions of assets or businesses. The Company cannot predict the types of dispositions that may be undertaken in the future or the financial impact of such actions. For example, after-tax cash proceeds received in connection with any disposition would be dependent on levels of interest from potential purchasers and the tax and other structuring elements of such transaction. As a result, there can be no assurance as to the terms of any such disposition, the level of any disruption to the operations of the Company caused by such transaction, or the long-term effect of such transaction on the Company’s financial condition.

The Company has recently completed several acquisitions and may continue to pursue new acquisitions or joint ventures, and any such transaction could adversely affect operating results or result in increased costs or other operating or management problems. The Company remains subject to the ongoing risks of successfully integrating and managing the acquisitions and joint ventures that have been completed.

          The Company has recently completed several acquisitions. These transactions expose the Company to the risk of successfully integrating those acquisitions. Such integration could impact various areas of the Company’s business, including, but not limited to, its workforce, management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm the Company’s financial condition or results of operations.

          The Company may continue to pursue new acquisitions or joint ventures in the future, a pursuit which could consume substantial time and resources. The successful implementation of the Company’s operating strategy in current and future acquisitions and joint ventures may require substantial attention from its management team, which could divert management attention from existing businesses. The businesses acquired, or the joint ventures entered into, may not generate the cash flow and earnings, or yield the other benefits anticipated at the time of their acquisition or formation. The risks inherent in any such strategy could have an adverse impact on the Company’s results of operation or financial condition.

The Company may be unable to identify liabilities associated with the properties that may be acquired or obtain protection from sellers against them.

          The acquisition of properties requires assessment of a number of factors, including physical condition and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. The assessments made result from a due diligence review of the subject properties, but such a review will not reveal all existing or potential problems. The Company may not be able to obtain contractual indemnities from the seller for liabilities that it created or that were created by any predecessor of the seller. The Company may be required to assume the risk of the physical or environmental condition of the properties in addition to the risk that the properties may not perform in accordance with expectations.

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

Item 1B. Unresolved Staff Comments.

          None

Item 2. Properties.

          The Company operates over 50 manufacturing and production facilities located primarily in the United States and Canada. The Company’s headquarters are located in Parsippany, New Jersey.

          Set forth below are the locations and uses of the Company’s major properties:

Location	Use

Manufacturing Segment
Tallahassee, Florida	Production Facility
Troy, Michigan(1)	Production Facility and Offices
Westland, Michigan(1)	Production Facility, R&D Center and Offices
Weaverville, North Carolina(2)	Production Facility and Offices
Toledo, Ohio	Production Facility
Defiance, Ohio(2)	Production Facility
Perrysburg, Ohio(2)	Production Facility
Mineral Wells, Texas	Production Facility and Offices
Curitiba, Brazil	Production Facility

Performance Chemicals Segment
Hollister, California(2)	Production Facility and Offices
Pittsburg, California(2)	Production Facility
Richmond, California(2)	Production Facility
Augusta, Georgia	Production Facility

East St. Louis, Illinois	Production Facility
Berkeley Heights, New Jersey(2)	Production Facility, Offices and Warehouse
Solvay, New York	Production Facility
Celina, Texas	Production Facility
Midlothian, Texas	Production Facility
Anacortes, Washington	Production Facility
Thorold, Ontario	Production Facility
Valleyfield, Quebec	Production Facility

Offices
Parsippany, New Jersey(1)	Headquarters

(1)	Leased.

(2)	Mortgaged as security under the Company’s debt facilities.

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

          The first case was filed in 2001 and subsequent cases were filed from March through July 2002. On May 1, 2002, a class action lawsuit arising out of the same facts was also filed. The lawsuits claim various damages for alleged injuries, including, without limitation, claims for personal injury, emotional distress, medical monitoring, nuisance, loss of consortium and punitive damages. The Company filed a petition for coordination to consolidate the state court cases before a single judge. The petition for coordination was granted and follow-on petitions to add additional cases to the coordinated proceedings were also granted. The state court cases were stayed as a result of the Company’s bankruptcy filing. Approximately 73,000 proofs of claim were submitted in the bankruptcy proceedings on behalf of the Richmond claimants, seeking damages for the May 1, 2001 and/or November 29, 2001 releases. A preliminary review of the claimant list indicated that the claimants included most of the plaintiffs in the state court cases, plus several thousand duplicates and some additional claimants. In addition, one class proof of claim was submitted. A motion for class certification was filed but the motion was later withdrawn subject to being re-filed in state court. The Company filed a motion to lift the automatic stay and discharge injunction to allow liquidation of the claims to proceed in California State Court. That motion was granted upon stipulation of the parties, and the action is proceeding in California State Court.

          On April 20, 2005 an order was entered substantially granting the Company’s motion to dismiss approximately 36,000 of the original 73,000 proofs of claim. As a result of further stipulations and orders dismissing an additional 6,000 proofs of claim, there were approximately 30,000 claims remaining at the time that the litigation was stayed for settlement purposes (see below). There were approximately an additional 6,000 claims as to which further dismissal motions were contemplated at the time the stay went into effect. In addition to the claims against the Company and others seeking damages allegedly arising from chemical releases from the Company’s Richmond facility in 2001, certain Richmond claimants also commenced a class action in California State Court against third parties that the Richmond claimants alleged to have received fraudulent transfers of the Company’s assets or aided in such transfers. The Company believed that the fraudulent transfer claims and causes of action asserted in the state law complaint were foreclosed by the Company’s plan of reorganization and certain bankruptcy court orders, including the order confirming the plan of reorganization. Accordingly, the Company filed a motion with the bankruptcy court, which was heard May 18, 2005, seeking to enforce the plan of reorganization and bankruptcy court orders to preclude the continued prosecution of the asserted fraudulent transfer claims. That motion was granted in significant part in August 2005. On December 16, 2005, the California State Court granted preliminary approval to the proposed class action settlement agreement totaling $6,250,000 and resolving all claims asserted in the litigation and granted final approval of the settlement agreement on May 25, 2006. On October 26, 2006, in accordance with the terms and conditions of the finally approved settlement agreement, the Court entered an Order of Dismissal with prejudice dismissing the entire action. The portion of the settlement that will be the Company’s responsibility has been fully accrued for.

Item 4. Submission of Matters to a Vote of Security Holders.

          No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

          The common stock is quoted on the NASDAQ National Market under the symbol “GETI”. The following table sets forth, for the period indicated, the high and low sale prices in dollars as quoted on the NASDAQ National Market for its common stock.

	High	Low

2005
First Quarter	$51.44	$15.30
Second Quarter	$16.50	$9.51
Third Quarter	$15.60	$9.63
Fourth Quarter	$18.43	$12.05

2006
First Quarter	$20.96	$17.77
Second Quarter	$29.04	$22.60
Third Quarter	$30.47	$26.57
Fourth Quarter	$36.15	$27.46

          As of March 13, 2007, there were 2,953 stockholders of record of the Company’s common stock.

Dividends

          The Company paid a special dividend of $31.00 per share on March 16, 2005. The Company currently intends to retain its earnings for use in the operation and expansion of its business and for debt service and, therefore, it does not anticipate paying regular cash dividends in the foreseeable future. Additionally, the Company’s credit facilities directly limit the ability of the Company to pay cash dividends.

Equity Compensation Plan Information

          The following table gives information about its existing Common Stock that may be issued upon the exercise of options, warrants and rights under its 2003 Management and Directors Incentive Plan as of December 31, 2006.

	Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	366,848	$15.28	283,960	(1)

Total	366,848	$15.28	283,960

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

Performance Graph

          In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

The following graph illustrates the cumulative total stockholder return that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on November 11, 2003 (the first trading day of the Company’s Common Stock following the Effective Date) in each of: (i) GenTek Inc. Common Stock, (ii) the Russell 2000 Index, (iii) the Standard & Poor’s MidCap Auto Components Index, and (iv) the Standard & Poor’s SmallCap Chemicals Index.

GenTek Indexed Performance

	11/11/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006

GenTek (GETI)	100.00	99.72	147.02	159.94	309.41
Russell 2000 Index	100.00	105.57	125.03	130.81	154.94
S&P MidCap Auto Components Index	100.00	111.27	112.82	95.30	92.47
S&P SmallCap Chemicals Index	100.00	114.69	138.00	108.48	132.10

Item 6. Selected Financial Data.

          The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company’s Consolidated Financial Statements. In connection with its emergence from bankruptcy on November 10, 2003, the Company has adopted fresh-start reporting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Accordingly, the Company’s post-emergence financial statements (“Successor”) will not be comparable with its pre-emergence financial statements (“Predecessor”).

	Successor				Predecessor

	Years Ended December 31,			Period Ended	Period Ended	Year Ended
				December 31,	November 10,	December 31,
	2006	2005	2004	2003	2003	2002

	(In thousands, except per share data)

Statement of Operations Data:
Net revenues	$611,368	$556,497	$531,123	$65,310	$475,693	$664,608
Restructuring and impairment charges	2,974	6,989	8,934	293	24,597	—
Operating profit (loss)	53,709	39,231	32,058	3,395	11,494	45,937
Interest expense	29,137	24,736	7,938	2,430	865	52,364
Income (loss) from continuing operations(1)(2)	15,449	9,123	16,097	1,564	441,607	(106,019)
Income (loss) from discontinued operations	(17,552)	(9,945)	179,221	(472)	52,785	(93,505)
Net income (loss)(1)(2)	$(2,103)	$(822)	$195,318	$1,092	$494,392	$(360,649	)(3)

Per Share:
Income (loss) from continuing operations— basic(1)(2)	$1.52	$0.91	$1.61	$0.16	$17.27	$(4.15)
Income (loss) from continuing operations— diluted(1)(2)	1.41	0.90	1.61	0.16	17.27	(4.15)
Income (loss) from discontinued operations— basic	(1.73)	(0.99)	17.92	(0.05)	2.06	(3.66)
Income (loss) from discontinued operations— diluted	(1.60)	(0.98)	17.87	(0.05)	2.06	(3.66)
Net income (loss)—basic(1)(2)	(0.21)	(0.08)	19.53	0.11	19.34	(14.13	)(3)
Net income (loss)—diluted(1)(2)	(0.19)	(0.08)	19.48	0.11	19.34	(14.13	)(3)
Dividends(4)	—	31.00	7.00	—	—	—

Balance Sheet Data (at end of period):
Total assets	$730,206	$761,075	$755,519	$1,067,534		$959,391
Long-term debt (including current portion)	345,299	360,269	11,793	251,188		922,683

Total equity (deficit)	95,933	85,375	400,427	278,787		(510,321)

(1)

Includes a decrease to the deferred tax asset valuation allowance of $98.5 million ($3.85 per share) in 2003, and an increase to the deferred tax asset valuation allowance of $97.7 million ($3.83 per share) in 2002 to record a valuation allowance for the Company’s net domestic deferred tax assets.

(2)	Includes reorganization items of $397.0 million ($15.53 per share) of income for the period ended November 10, 2003 and $11.7 million ($0.46 per share) of expense in 2002.

(3)	Includes the cumulative effect of a change in accounting principle of $161.1 million ($6.31 per share).

(4)	During 2005 and 2004, the Company paid special dividends of $31.00 and $7.00 per share, respectively.

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

Acquisitions

          On September 21, 2006, the Company acquired the assets of GAC MidAmerica, Inc. The acquisition included manufacturing facilities in Toledo, Ohio, Indianapolis, Indiana, and Saukville, Wisconsin. GAC produces aluminum sulfate and bleach, as well as distributing specialty water treatment chemicals, sulfuric acid and caustic soda. The purchase price of the transaction was $8 million.

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The purchase price of the transaction was $26 million in cash, plus the potential of an earn out for Stanadyne of up to $10 million, payable, if at all, based on certain performance metrics being achieved during the twelve months following the closing date.

          On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, New Jersey. Repauno Products manufactures sodium nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The purchase price of the transaction was $6 million.

Discontinued Operations

          On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. The net proceeds from the transaction were used to repay outstanding debt. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. Proceeds from the transaction were used to repay $22 million of the Company’s second lien term loan. Accordingly, these businesses have been classified as discontinued operations.

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

Overview

          The Company is a holding company whose subsidiaries manufacture industrial components and performance chemicals. It operates through two primary business segments: manufacturing and performance chemicals. Its products are frequently highly engineered and are important components of, or provide critical attributes to, its customers’ end products or operations. The Company operates over 50 manufacturing and production facilities located primarily in the U.S. and Canada. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations.

Manufacturing

          The manufacturing segment provides a broad range of engineered components and services to two principal markets: automotive and industrial. Over the last several years the Company’s automotive sales and operating profits have been adversely impacted by industry conditions affecting its major customers’ operations. Volume reductions and pricing pressure by auto manufacturers and Tier 1 suppliers has resulted in lower volumes and selling prices. Sales to the automotive market, which accounted for approximately 74 percent of the manufacturing segment’s revenue in 2006, declined approximately 2 percent during the past year, due in large part to industry issues discussed above. The Company expects that revenues from the full year impact of the Precison Engine Products acquisition will more than offset weakness in the Company’s historic North American customer base in 2007. In response to competitive pressures from offshore suppliers in the automotive markets, the manufacturing segment has taken aggressive action to improve its cost position. The Company has closed certain facilities, reduced headcount and other operating expenses, and outsourced production of certain less complex components to lower cost, third party manufacturers in Asia. Sales to the industrial market, which accounted for approximately 26 percent of the manufacturing segment’s revenues in 2006, have increased from 22 percent last year principally due to the impact of the pass through of higher raw material prices for copper.

          Due to the Company’s dependence on the North American automotive market, production levels of the automotive OEMs influence the manufacturing segment’s sales and profitability. The North

American automobile and light truck “build rate” is one commonly used indicator of such production levels. More specifically, though, the production levels of the individual engine programs that it supplies impact its sales and profitability in the automotive market. The Company’s revenues in this market are also influenced, to a lesser degree, by the North American “class 8” heavy duty diesel truck build rate.

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

Performance Chemicals

          The performance chemicals segment provides a broad range of value-added chemical products and services to four principal markets: water treatment, chemical processing, pharmaceutical and personal care, and technology. Sales to the water treatment and chemical processing markets, which account for approximately 65 percent of the performance chemicals segment’s revenues, have increased approximately 14 percent over the last year. This increase is principally due to price increases as well as the impact of the acquisitions of GAC and Repauno. The Company anticipates that sales to the water treatment market will grow in 2007 primarily due to the full year impact of the acquisitions. Sales to the pharmaceutical and personal care market, which account for approximately 20 percent of the performance chemicals segment’s revenue, increased by approximately 8 percent over the last year primarily due to price increases. The Company anticipates sales to this market in the year 2007 will be flat year over year. Sales to the technology market, which account for approximately 15 percent of the performance chemicals segment’s revenues, have increased 12 percent over the last year. The Company anticipates that sales into this market will be flat year over year. Operating efficiency and price improvement offsetting raw material and other cost increases are expected to maintain the performance chemicals segment’s profitability in 2007.

          In the chemical processing market, its revenues are derived principally from the sale of sulfuric acid regeneration services to large oil refineries on the West Coast of the United States and from the sale of sulfuric acid which is used in the manufacture of synthetic fibers, paper, fertilizers as well as many other products. In the water treatment chemicals market its revenues are derived from the sale of water treatment chemicals to large municipal treatment facilities and pulp and paper operations. In the pharmaceutical and personal care market, GenTek’s revenues and profitability are driven by sales of active ingredients to manufacturers of antiperspirants, with such manufacturers’ production levels influenced by antiperspirant market share trends and new product introductions. The Company’s sales in the technology market are influenced by North American production levels of semiconductor devices.

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

Results of Operations

          The following table sets forth certain line items from its Consolidated Statements of Operations for the three years ended December 31, 2006 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Years Ended December 31,

	2006		2005		2004

	(In millions)
Net revenues	$611.4	100%	$556.5	100%	$531.1	100%
Cost of sales	503.8	82	452.8	81	438.8	83
Selling, general and administrative expense	51.5	8	56.8	10	64.8	12
Restructuring and impairment charges	3.0	—	7.0	1	8.9	2
Pension curtailment and settlement (gains) losses	(0.6)	—	0.6	—	(13.4)	(3)

Operating profit	53.7	9	39.2	7	32.1	6
Interest expense	29.1	5	24.7	4	7.9	1
Interest income	0.6	—	0.6	—	0.6	—
Other (income) expense, net	0.3	—	(2.3)	—	(3.1)	(1)
Income tax provision (benefit)	9.4	2	8.2	1	11.8	2

Income from continuing operations	$15.4	2%	$9.1	2%	$16.1	3%

2006 Compared with 2005

          Net revenues were $611 million for the year 2006 compared with $557 million for the prior year. This increase was due to higher sales of $39 million in the performance chemicals segment and $16 million in the manufacturing segment. The increase in the performance chemicals segment is due to broad based strength across all market segments as well as the impact of the acquisitions of GAC and Repauno. The increase in the manufacturing segment is primarily the result of higher sales revenues in the industrial market. Reduced sales in the automotive base business were offset by the favorable impact of the acquisition of Precision Engine Products.

          Gross profit was $108 million for the year 2006 as compared with $104 million for 2005. This reflects higher gross profit in performance chemicals and lower gross profit in manufacturing of $10 million and $6 million, respectively. The increase in the performance chemicals segment gross profit was driven primarily by the strong revenue performance. The decrease in gross profit in the manufacturing segment is principally due to reduced volumes and unfavorable product mix in the automotive market.

          Selling, general and administrative expense was $52 million for the year ended December 31, 2006 as compared with $57 million in the prior year. This reduction is primarily attributable to the Company’s cost reduction efforts. In addition, 2005 was adversely impacted by a $2 million charge relating to the former Chief Executive Officer’s separation from the Company.

          Restructuring and impairment charges were $3 million for the year ended December 31, 2006 as compared with charges of $7 million for the prior year ended December 31, 2005. During 2006, impairment charges of $1 million were recorded relating to machinery and equipment for a discontinued product line. Restructuring charges recorded in 2006 included $1 million associated with the closure of two production facilities and $1 million for continuing costs from activities initiated during prior years. The Company expects that the reduction in costs from the current year restructuring actions will be approximately offset by the resulting reductions in revenues. Revenues from the affected products were approximately $6 million in 2006, and were discontinued in December, 2006. The Company expects to substantially complete implementation of the current year restructuring actions during 2007. Restructuring actions initiated in prior years have been substantially completed. The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions.

          During 2006, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, and announced the closure of one of its manufacturing facilities. These actions resulted in a net curtailment gain of $0.6 million. During 2005, the Company terminated its two defined benefit pension plans relating to former employees of the Company’s personal care chemicals manufacturing operations in Ireland, which were closed in 2004. As a result of this action, a settlement loss of $0.6 million was recorded.

          Operating profit was $54 million for the year 2006 as compared with $39 million for the prior year. The higher operating profit is the result of higher gross margin and lower selling, general and administrative expense plus the reduction in restructuring costs as compared with 2005.

          Interest expense was $29 million for the year 2006 as compared to $25 million for the prior year. The increase in interest expense is the result of higher average principal balances and higher interest rates during 2006 as compared to the prior year.

          Income tax expense for the year 2006 was $9 million as compared to $8 million for the year 2005. In both years, the effective tax rate was negatively affected by the impact of the Company’s foreign operations. During 2006, this impact was partially offset by a one-time benefit related to the payment of dividends on restricted stock.

          Loss from discontinued operations was $18 million versus $10 million in 2005. Included in loss from discontinued operations in 2006 are impairment charges of $2 million related to the Canadian wire and cable business and $12 million related to the Noma wire and cable harness assembly business. Included in loss from discontinued operations in 2005 is an impairment charge of $7 million relating to the Canadian wire and cable business.

2005 Compared with 2004

          Net revenues were $556 million for the year 2005 compared with $531 million for the prior year. This increase was due to higher sales of $18 million in the performance chemicals segment and $7 million in the manufacturing segment. The increase in the performance chemicals segment is due to increased sales across the water treatment, chemical processing and the company’s pharmaceutical and personal care product lines partially offset by lost revenues attributable to closed facilities. The increase in the manufacturing segment is the result of higher sales to the industrial market partially offset by a decrease in sales in the automotive market. The increase in revenues in the industrial market is primarily due to strong volumes in the industrial wire market compounded by the impact of the pass through of higher raw material prices for copper. The decrease in sales in the automotive market is due to lower sales volumes to the Company’s North American automotive customer base.

          Gross profit was $104 million for the year 2005 as compared with $92 million for 2004. This reflects higher gross profit in performance chemicals and manufacturing of $11 million and $1 million, respectively. The increase in the performance chemicals segment gross profit includes an insurance recovery related to the Company’s closed Delaware Valley Works South Plant, the increased volumes discussed above, as well as plant cost savings net of lost revenue due to the closure of the North Plant of the Delaware Valley Works in January 2005. The increase in gross profit in the manufacturing segment is principally due to the performance of the industrial wire business.

          Selling, general and administrative expense was $57 million for the year ended December 31, 2005 as compared with $65 million in the prior year. This reduction is primarily attributable to the Company’s cost reduction efforts and lower pension and other postretirement benefits expense, partially offset by a $2 million charge relating to the former Chief Executive Officer’s separation from the Company.

          Restructuring and impairment charges were $7 million for the year ended December 31, 2005 as compared with charges of $9 million for the prior year ended December 31, 2004. During 2005, impairment charges of $2 million were recorded relating to closed facilities. Restructuring charges recorded in 2005 included $3 million associated with the closure of three production facilities and headcount reductions and $2 million for continuing costs from activities initiated during prior years. The charges recorded in the prior year were associated with the closure of four production facilities.

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

           Operating profit was $39 million for the year 2005 as compared with $32 million for the prior year. The improvement in operating profit in 2005 reflects higher gross margin and lower selling, general and administrative expense in 2005 partly offset by a pension curtailment gain in 2004.

          Interest expense was $25 million for the year 2005 as compared to $8 million for the prior year. Interest expense for the year 2005 consisted principally of interest expense on the Company’s new credit facilities and a charge of $3 million to write-off deferred financing costs as a result of the recapitalization.

          Income tax expense for the year 2005 was $8 million as compared to $12 million for the year 2004. The principal reason that income tax expense was significantly higher than the US federal statutory rate was due to the impact of the Company’s foreign operations and state and local taxes.

          Loss from discontinued operations was $10 million in 2005 as compared with income from discontinued operations of $179 million in 2004. Included in loss from discontinued operations in 2005 is an impairment charge of $7 million relating to the Canadian wire and cable business. Included in income from discontinued operations in 2004 is a gain on the sale of the KRONE communications business of $185 million.

Results of Operations by Segment

2006 Compared with 2005

	Years Ended December 31,

	2006	2005	Change

	(In millions)

Net Revenues:
Manufacturing	$238.0	$222.4	$15.6
Performance chemicals	373.4	334.1	39.3

Total	$611.4	$556.5	$54.9

Operating Profit (Loss):
Manufacturing	$15.1	$20.7	$(5.6)
Performance chemicals	44.7	29.3	15.4
Corporate	(6.1)	(10.8)	4.7

Total	$53.7	$39.2	$14.5

Manufacturing Segment

          Net revenues for the manufacturing segment were $238 million for the year 2006 as compared to $222 million for 2005. This increase is the result of higher sales in the both the industrial and automotive markets of $13 million and $3 million, respectively. The increase in the revenues in the industrial market is primarily due to the impact of the pass through of higher raw material prices for copper. The increase in sales in the automotive market is due to lower sales volumes to the Company’s existing North American automotive customer base of $17 million which were more than offset by revenue resulting from the acquisition of Precision Engine Products of $20 million. Gross profit was $37 million for the year 2006 as compared to $42 million for 2005. This decrease is principally due to reduced volumes and unfavorable product mix in the automotive market. Selling, general and administrative expense was $19 million for 2006 which was flat with 2005. Restructuring and impairment charges were $2 million for 2006 and $3 million for 2005. Operating profit for 2006 was $15 million as compared with $21 million for 2005. This decrease is the result of the above-mentioned lower gross profit and the slightly higher restructuring charges.

Performance Chemicals Segment

          Net revenues were $373 million for the year 2006 as compared with $334 million for the comparable prior year period. This was due to higher sales in the Company’s water treatment, chemical processing, technology, and pharmaceutical and personal care product lines of $22 million, $6 million, $5 million, and $5 million, respectively. The increase in sales was due to increased pricing of $24 million which was primarily the result of the pass through of higher raw material costs, increased volumes in the sulfur products and technology markets of $8 million as well $7 million attributable to the acquisition of the assets of Repauno and GAC during 2006. Gross profit was $71 million as compared with $61 million for the prior year. The increase in gross profit is primarily attributable to the increase in revenues. Reduced environmental remediation costs of $3 million vs. the prior period were offset by an insurance recovery of $3 million in 2005 related to the Company’s closed Delaware Valley Works South Plant. Selling, general and administrative expense was $26 million for the year 2006 as compared with $29 million for 2005. This decrease was primarily due to cost reduction efforts. There were no net restructuring and pension curtailment charges in 2006 as compared with $3 million of charges recorded during 2005. Operating profit for 2006 was $45 million as compared with $29 million for 2004. The increase is principally due to the increased gross profit, lower selling, general and administrative expense and increased operating efficiencies.

2005 Compared with 2004

	Years Ended December 31,

	2005	2004	Change

	(In millions)

Net Revenues:
Manufacturing	$222.4	$214.5	$7.9

Performance chemicals	334.1	316.6	17.5

Total	$556.5	$531.1	$25.4

Operating Profit (Loss):
Manufacturing	$20.7	$22.2	$(1.5)
Performance chemicals	29.3	21.3	8.0
Corporate	(10.8)	(11.4)	0.6

Total	$39.2	$32.1	$7.1

Manufacturing Segment

          Net revenues for the manufacturing segment were $222 million for the year 2005 as compared to $215 million for 2004. This increase is primarily the result of higher sales to the industrial markets of $8 million partly offset by lower sales to the automotive markets of $1 million. The increase in revenues in the industrial market is primarily due to strong wire sales volumes compounded by the impact of the pass through of higher raw material prices for copper. The decrease in sales in the automotive market is due to lower sales to the Company’s North American automotive testing customer base. Gross profit was $42 million for the year 2005 which was flat with 2004. Selling, general and administrative expense was $19 million for 2005 as compared with $22 million for 2004. This decrease was principally due to cost reduction programs, and lower sales commissions. Restructuring and impairment charges were $3 million for 2005, there were no restructuring charges for 2004. Operating profit for 2005 was $21 million as compared with $22 million for 2004, primarily as a result of the restructuring charges incurred in 2005, partially offset by the reduction in selling, general and administrative spending.

Performance Chemicals Segment

           Net revenues were $334 million for the year 2005 as compared with $317 million for the prior year. This increase was principally the result of higher sales in the Company’s water treatment, chemical processing and pharmaceutical personal care product line of $19 million, $4 million and $7 million, respectively, partially offset by lost revenues of $11 million attributable to closed facilities. The increase was primarily the result of the pass through of higher raw material prices and freight costs as well as higher volumes in the environmental and personal care product lines. Gross profit for 2005 was $61 million as compared to $50 million for the prior year. The increase was principally the result of the increased volumes and the pass through of previously incurred raw material price increases discussed above, an insurance recovery of $3 million related to the Company’s closed Delaware Valley Works South Plant, and plant cost savings net of lost revenue of $2 million due to the closure of the North Plant of the Delaware Valley Works in January 2005. Selling, general and administrative expense was $29 million for the year 2005 as compared with $31 million for 2004. The decrease was principally due to lower pension expense and lower salaries and other cost reductions. Restructuring and impairment charges were $3 million for the year 2005 as compared with a $9 million charge recorded during 2004. Operating income for 2005 was $29 million as compared with $21 million for 2004. The increase is principally due to the increased gross profit, lower selling, general and administrative expense and increased operating efficiencies.

Liquidity and Capital Resources

          Cash and cash equivalents were $6 million at December 31, 2006, compared with $12 million at December 31, 2005. Significant cash flows during 2006 included acquisitions of $40 million, capital expenditures of $22 million, and net debt payments of $14 million offset by proceeds from asset sales of $29 million and cash provided by operations of $42 million. The Company had working capital (current assets minus current liabilities) of $148 million at December 31, 2006 as compared with working capital of $193 million at December 31, 2005. This decrease is primarily a result of a decrease in receivables and assets held for sale, in connection with the sale of the Company’s Canadian wire and cable manufacturing business, partially offset by an increase in inventory.

          Cash payments for employee termination costs and facility exit costs totaled $1 million in the year ended December 31, 2006. Management expects that cash outlays of approximately $2 million related to these actions will be substantially completed by the end of 2007. Management intends to fund these cash outlays from existing cash balances and cash flow generated by operations.

           In February, 2005, the Company closed on a secured financing consisting of $370 million of term loans and a $60 million revolving credit facility (the “Credit Facilities”). The term loans included a $235 million first lien loan due on February 28, 2011 and a $135 million second lien loan due on February 28, 2012. The first lien term loan is subject to amortization of $2 million per year for five years, with the remainder payable in the sixth year. There is no amortization over the term of the second lien loan. The $60 million revolving credit facility matures on February 28, 2010 and carries an interest rate of LIBOR plus 2.50 percent subject to rate changes under a pricing grid if the Company’s leverage ratio changes. In April, 2006, the Company entered into amendments to its first and second term loan agreements which reduced the interest rate margins to LIBOR plus 2.25 percent or base rate plus 1.25 pecent on the first lien loan and LIBOR plus 4.25 percent on the second lien loan. In addition, the debt holders agreed to allow a partial redemption of the second lien term loan. On May 1, 2006, the Company repaid $22 million of its second lien term loan. This redemption was sourced from proceeds of the Company’s sale of its Canadian wire and cable business. In September, 2006, the first lien interest rate margin was reduced by an additional 0.25 percent when Moody’s Investor Services upgraded the rating on that loan to B1. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, if certain tests are not met, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures. At December 31, 2006, the Company was in compliance with the covenants in the Credit Facilities.

          On March 19, 2007, the Company completed an amendment to its credit facilities which enabled it to increase borrowings under the first lien term loan by $50 million and to use these borrowings and the net proceeds from the Noma wire and cable harness assembly business sale to redeem the entire second lien term loan.

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

          During 2006, the Company made $22 million of capital expenditures. Capital expenditures are expected to be approximately $35 to $40 million in 2007. Contributions to pension plan trusts are expected to be approximately $1 million in 2007.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover debt service requirements, capital expenditures, and working capital requirements during 2007.

Off-Balance Sheet Agreements

          The Company has approximately $10 million of standby letters of credit outstanding as of December 31, 2006.

Contractual Obligations

	Payments Due by Period

	(In thousands)
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long-term debt(1)	$4,612	$5,025	$222,501	$113,161	$345,299
Interest on outstanding debt(2)	27,854	54,998	35,208	1,812	119,872
Operating leases	3,882	5,717	2,815	403	12,817
Purchase obligations	4,827	—	—	—	4,827

Total contractual obligations	$41,175	$65,740	$260,524	$115,376	$482,815

(1)	On March 19, 2007, the Company repaid the entire second lien term loan balance of $113 million, which is included in this table with payments due after five years, and borrowed $50 million of additional first lien term loan debt, with payments due of $0.4 million in less than one year, $1 million in one to three years, and $48.6 million in four to five years.
(2)	Reflects interest on debt balances outstanding at year end using interest rates in effect at December 31, 2006. Interest is calculated based on contractual maturity dates and does not reflect any prepayments.

Environmental Matters

          The Company’s various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require the Company to make expenditures which may be material or otherwise adversely impact the Company’s operations. See also Item 1. “Business - Environmental Matters.”

          The Company’s accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2006, accruals for environmental matters were $25 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company generally does not maintain insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

          The Company maintains a program to manage its facilities’ compliance with environmental laws and regulations. Expenditures for 2006 approximated $8 million (of which approximately $1 million represented capital expenditures and approximately $7 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 2005 approximated $9 million (of which approximately $2 million represented capital expenditures and approximately $7 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects expenditures similar to 2006 levels in 2007. In addition, if environmental laws and regulations affecting the Company’s operations become more stringent, costs for environmental compliance may increase above historical levels.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated.

          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting FIN 48.

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

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Employers are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. The net impact on the December 31, 2006 balance sheet is to decrease prepaid pension costs by $1.7 million, decrease other current liabilities by $0.9 million, reduce accrued pension and and postretirement benefit costs by $15.9 million and increase deferred tax liabilities by $6.0 million, with the offset increasing stockholders’ equity by $9.1 million. Additionally, for fiscal years ending after December 15, 2008, SFAS 158 will require employers to measure the plan assets and obligations as of the date of the employer’s fiscal year end. The Company currently utilizes a measurement date of October 31. The Company does not anticipate the change in the fiscal year end measurement date to have a material impact on the Company’s results of operations or financial condition.

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting the opening retained earnings rather than including the adjustment in the current year income statement. The Company has adopted the provisions of SAB 108 and there was no effect on its consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.

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

          Revenue Recognition – GenTek recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized from product sales when title and risk of loss has passed to the customer consistent with the related shipping terms, generally at the time products are shipped. The Company records a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition. Provisions for sales returns and other allowances are determined using management’s judgments of required amounts, based upon the Company’s historical experience. Actual returns could differ from these estimates. However, if the total actual level of sales returns differed from management’s estimates by 10 percent, the effect would not be material.

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

          Purchase Accounting – GenTek applies the purchase method of accounting for acquisitions. Under this method, the purchase price, including any capitalized acquisition costs is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. The Company determines the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives. The initial fair values assigned to certain of these acquisitions are preliminiary and may be revised prior to finalization, which is to be completed within a reasonable period, generally within one year of acquisition. Different assumptions and estimates that underlie the fair value assessments could materially affect its results.

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

          Pension and Other Post Retirement Benefits – GenTek records pension and other post retirement benefit costs based on amounts developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. For example, holding all other components of the calculations constant, a change in the assumed discount rate by ¼ percent would change 2006 pension and other post retirement benefit costs by approximately $0.1 million and the projected pension and other post retirement benefit obligations by approximately $7 million. A change in the expected long-term rate of return on plan assets of 1 percent would change 2006 pension cost by approximately $2 million. Material changes in pension and other post retirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used and changes in the benefit plans.

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

Interest rate risk

          At December 31, 2006, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $342 million as of December 31, 2006, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at December 31, 2006	Scheduled Maturity

$219 million	$221 million	7.36%	February 28, 2011
$113 million	$115 million	9.62%	February 28, 2012
$10 million	$10 million	7.85%	February 28, 2010

          The Company has two interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid is based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $2 million at December 31, 2006.

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
Parsippany, New Jersey

          We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

          As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

          As discussed in Note 16 to the consolidated financial statements, in December 2006 the Company entered into an agreement to sell its Noma wire and cable assembly business. The Company has classified the related operations as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 20, 2007

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2006	2005	2004

Net revenues	$611,368	$556,497	$531,123
Cost of sales	503,806	452,835	438,775
Selling, general and administrative expense	51,523	56,816	64,770
Restructuring and impairment charges	2,974	6,989	8,934
Pension curtailment and settlement (gains) losses	(644)	626	(13,414)

Operating profit	53,709	39,231	32,058
Interest expense	29,137	24,736	7,938
Interest income	645	579	592
Other (income) expense, net	343	(2,274)	(3,120)

Income from continuing operations before income taxes	24,874	17,348	27,832
Income tax provision	9,425	8,225	11,735

Income from continuing operations	15,449	9,123	16,097
Income (loss) from discontinued operations (net of tax for the years ended December 31, 2006, 2005 and 2004 of $(8,121), $(5,356) and $89,745)	(17,552)	(9,945)	179,221

Net income (loss)	$(2,103)	$(822)	$195,318

Earnings per common share – basic:
Income from continuing operations	$1.52	$0.91	$1.61
Income (loss) from discontinued operations	(1.73)	(0.99)	17.92

Net income (loss)	$(0.21)	$(0.08)	$19.53

Earnings per common share – assuming dilution:
Income from continuing operations	$1.41	$0.90	$1.61
Income (loss) from discontinued operations	(1.60)	(0.98)	17.87

Net income (loss)	$(0.19)	$(0.08)	$19.48

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$5,715	$11,645
Receivables, net	80,413	91,960
Inventories	46,885	35,843
Deferred income taxes	31,578	32,623
Assets held for sale	111,544	143,779
Other current assets	6,811	9,672

Total current assets	282,946	325,522
Property, plant and equipment, net	232,180	221,346
Goodwill	150,253	147,369
Intangible assets	56,703	53,664
Deferred income taxes	611	220
Other assets	7,513	12,954

Total assets	$730,206	$761,075

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,026	$36,017
Accrued liabilities	57,021	54,675
Current portion of long-term debt	4,612	3,840
Liabilities of businesses held for sale	30,516	38,220

Total current liabilities	135,175	132,752
Long-term debt	340,687	356,429
Pension and postretirement obligations	85,501	107,887
Other liabilities	72,910	78,632

Total liabilities	634,273	675,700

Equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized: 100,000,000 shares; issued: 10,359,716 and 10,194,571 shares at December 31, 2006 and 2005, respectively	83,516	81,395
Unearned compensation	—	(859)
Warrants	8,355	8,361
Accumulated other comprehensive income (loss)	6,004	(3,861)
Retained earnings (deficit)	(1,678)	425
Treasury stock, at cost: 12,198 and 5,191 shares at December 31, 2006 and 2005, respectively	(264)	(86)

Total equity	95,933	85,375

Total liabilities and equity	$730,206	$761,075

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(2,103)	$(822)	$195,318
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	15,423	9,945	(179,221)
Pension curtailment gain	(644)	—	(13,414)
Depreciation and amortization	36,314	37,224	40,175
Asset impairment charges	1,231	1,852	—
Net (gain) loss on disposition of long-term assets	476	(1,622)	(4,823)
Long-term incentive plan costs, net	1,793	1,176	1,483
Excess tax benefit from stock option exercises	(318)	—	—
(Increase) decrease in receivables	3,381	(7,328)	(416)
(Increase) decrease in inventories	(2,230)	21	(2,248)
(Increase) decrease in deferred tax assets	(5,055)	(14,828)	6,693
Increase (decrease) in accounts payable	5,549	(2,149)	11,127
Increase (decrease) in accrued liabilities	3,899	(6,531)	(38,883)
Increase (decrease) in other liabilities and assets, net	3,750	(16,377)	(5,171)

Net cash provided by continuing operations	61,466	561	10,620
Net cash provided by (used for) discontinued operations	(19,434)	3,164	37,543

Net cash provided by operating activities	42,032	3,725	48,163

Cash flows from investing activities:
Capital expenditures	(22,409)	(21,605)	(25,040)
Proceeds from sales or disposals of long-term assets	849	2,499	10,127
Purchase of short-term investments	2,367	(2,229)	—
Acquisition of businesses net of cash acquired*	(40,119)	—	(1,451)
Other investing activities	—	—	(75)

Net cash used for continuing operations	(59,312)	(21,335)	(16,439)
Net cash provided by (used for) discontinued operations	28,489	(6,582)	285,488

Net cash provided by (used for) investing activities	(30,823)	(27,917)	269,049

Cash flows from financing activities:
Proceeds from long-term debt	15,533	400,767	18,131
Repayment of long-term debt	(29,589)	(56,061)	(268,336)
Redemption of tranche A warrants	—	—	(8,365)
Dividends	(2,367)	(310,742)	(70,690)
Exercise of stock options and warrants	872	708	—
Excess tax benefit from stock option exercises	318	—	—
Payments to acquire treasury stock	(178)	(86)	—

Net cash provided by (used for) continuing operations	(15,411)	34,586	(329,260)
Net cash used for discontinued operations	(1,738)	(7,319)	(5,663)

Net cash provided by (used for) financing activities	(17,149)	27,267	(334,923)

Effect of exchange rate changes on cash	10	(151)	246

Increase (decrease) in cash and cash equivalents	(5,930)	2,924	(17,465)
Cash and cash equivalents at beginning of period	11,645	8,721	26,186

Cash and cash equivalents at end of period	$5,715	$11,645	$8,721

Supplemental information:
Cash paid (refunded) for income taxes	$(287)	$(283)	$13,282

Cash paid for interest	$29,358	$19,079	$8,505

*Acquisition of businesses, net of cash acquired:
Working capital, other than cash	$(10,771)	$—	$(29)
Property, plant and equipment	(21,647)	—	(968)
Other assets	(13,438)	—	(454)
Non-current laibilities	5,737	—	—

Total cash used to acquire businesses	$(40,119)	$—	$(1,451)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Years Ended December 31, 2006
(In thousands, except per share data)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total

Balance at January 1, 2004	$268,084	$—	$8,361	$—	$1,250	$1,092	$278,787
Components of comprehensive income:
Net income	—	—	—	—	—	195,318	195,318
Minimum pension liability adjustments (net of tax of $(1,010))	—	—	—	—	(1,543)	—	(1,543)
Foreign currency translation adjustments (net of tax of $(420))	—	—	—	—	(644)	—	(644)
Change in unrealized gain on derivative instruments (net of tax of $34)	—	—	—	—	51	—	51

Comprehensive income							193,182
Long-term incentive plan grants, net	3,606	(2,123)	—	—	—	—	1,483
Tranche A warrant payment	—	—	—	—	—	(2,335)	(2,335)
Dividends ($7.00 per share)	—	—	—	—	—	(70,690)	(70,690)

Balance at December 31, 2004	271,690	(2,123)	8,361	—	(886)	123,385	400,427
Components of comprehensive loss:
Net loss	—	—	—	—	—	(822)	(822)
Minimum pension liability adjustments (net of tax of $(2,197))	—	—	—	—	(3,357)	—	(3,357)
Foreign currency translation adjustments (net of tax of $(95))	—	—	—	—	(145)	—	(145)
Change in unrealized gain on derivative instruments (net of tax of $345)	—	—	—	—	527	—	527

Comprehensive loss							(3,797)
Long-term incentive plan grants, net	(88)	1,264	—	—	—	—	1,176
Exercise of warrants	2	—	—	—	—	—	2
Dividends ($31.00 per share)	(190,917)	—	—	—	—	(122,138)	(313,055)
Exercise of stock options	708	—	—	—	—	—	708
Acquisition of treasury stock	—	—	—	(86)	—	—	(86)

Balance at December 31, 2005	81,395	(859)	8,361	(86)	(3,861)	425	85,375
Components of comprehensive income:
Net (loss)	—	—	—	—	—	(2,103)	(2,103)
Minimum pension liability adjustment (net of tax $(283))	—	—	—	—	432	—	432
Adjustment to initially apply FASB Statement No. 158 (net of tax of $(5,956))	—	—	—	—	9,102	—	9,102
Foreign currency translation adjustments (net of tax of $59)	—	—	—	—	92	—	92
Change in unrealized gain on derivative instruments (net of tax of $157)	—	—	—	—	239	—	239

Comprehensive income							7,762
Long-term incentive plan grants, net	1,243	859	—	—	—	—	2,102
Exercise of warrants	48	—	(6)	—	—	—	42
Exercise of stock options	830	—	—	—	—	—	830
Acquisition of treasury stock	—	—	—	(178)	—	—	(178)

Balance at December 31, 2006	$83,516	$—	$8,355	$(264)	$6,004	$(1.678)	$95,933

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 – Basis of Presentation

          GenTek Inc. (“GenTek” or the “Company”) is a holding company with no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet obligations. GenTek’s subsidiaries operate through two primary business segments: manufacturing and performance chemicals. The manufacturing segment provides a broad range of engineered components and services to two principal markets: automotive and industrial. The performance chemicals segment provides a broad range of value-added products and services to four principal markets: water treatment, chemical processing, pharmaceutical and personal care and technology. The Company operates over 50 manufacturing and production facilities located primarily in the U.S. and Canada.

          On May 18, 2004, the Company sold its KRONE communications business to ADC Telecommunications, Inc. During the second quarter of 2005, the Company ceased operations of its printing plate business. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. Accordingly, these businesses have been classified as discontinued operations. See Note 16.

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

          Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

December 31, 2005 over the related vesting period. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed in APB Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS 123R, the Company’s results for the year ended December 31, 2006 include incremental share-based compensation expense totaling $599.

          The following table illustrates the effect on net income and net income per share if the Company had applied the fair value based method to recognize stock-based employee compensation for the years ended December 31, 2005 and 2004:

	Years Ended December 31,

	2005	2004

Net income (loss) as reported	$(822)	$195,318
Add: Stock-based employee compensation expense included in net income determined under intrinsic value method, net of related tax effects	1,176	1,483
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,430)	(1,776)

Pro forma net income (loss)	$(1,076)	$195,025

Earnings (loss) per share:
Basic – as reported	$(0.08)	$19.53

Basic – pro forma	$(0.11)	$19.50

Diluted – as reported	$(0.08)	$19.48

Diluted – pro forma	$(0.11)	$19.45

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

          The components of accumulated other comprehensive income (loss) are as follows:

	December 31,

	2006	2005

Foreign currency translation	$552	$460
Minimum pension liability adjustments	—	(4,900)
Unrecognized pension and post retirement (costs) credits	4,634	—
Net unrealized gain on derivative instruments	818	579

Accumulated other comprehensive income (loss)	$6,004	$(3,861)

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

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Employers are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. The net impact on the December 31, 2006 balance sheet is to decrease prepaid pension costs by $1,749, decrease other current liabilities by $862, reduce accrued pension and postretirement benefit costs by $15,947 and increase deferred tax liabilities by $5,956, with the offset increasing stockholders’ equity by $9,102. Additionally, for fiscal years ending after December 15, 2008, SFAS 158 will require employers to measure the plan assets and obligations as of the date of the employer’s fiscal year end. The Company currently utilizes a measurement date of October 31. The Company does not anticipate the change in the fiscal year end measurement date to have a material

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

impact on the Company’s results of operations or financial condition.

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting the opening retained earnings rather than including the adjustment in the current year income statement. The Company has adopted the provisions of SAB 108 and there was no effect on its consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.

Note 3 – Acquisitions

          On September 21, 2006, the Company acquired the assets of GAC MidAmerica, Inc. (“GAC”). The acquisition included manufacturing facilities in Toledo, Ohio, Indianapolis, Indiana, and Saukville, Wisconsin. GAC produces aluminum sulfate and bleach, as well as distributing specialty water treatment chemicals, sulfuric acid and caustic soda. The total cost of the acquisition was $8,266.

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The total cost of the acquisition was $26,262, plus the potential of an earn out for Stanadyne of up to $10,000, payable, if at all based on certain performance metrics being achieved during the twelve months following the closing date. Because of this contingent payment, the purchase price allocation includes a liability of $4,090, representing the excess of the values assigned to the assets purchased over the preliminary purchase price, which is subject to change based on the determination of the contingent consideration, if any. This determination is expected to be completed during the third quarter of 2007.

          On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, New Jersey. Repauno Products manufactures sodium

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The total cost of the acquisition was $6,057.

          The allocation of the purchase price of the acquisitions is based on valuation information available to the Company which is subject to change as such information is finalized. The Company expects to finalize the purchase price allocations for these acquisitions by the third quarter of 2007. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	GAC MidAmerica, Inc. Purchase Price Allocation	Precision Engine Products Corp. Purchase Price Allocation	Repauno Products, LLC Purchase Price Allocation

Current assets	$2,400	$16,219	$1,736
Propery, plant and equipment	4,407	15,990	1,250
Intangible assets	750	4,100	4,191
Goodwill	2,879	—	—
Other	—	1,518	—

Total assets acquired	10,436	37,827	7,177

Current liabilities	2,170	6,078	1,120
Other	—	5,487	—

Total liabilities assumed	2,170	11,565	1,120

Net assets acquired	$8,266	$26,262	$6,057

          The acquired intangibles for GAC and Repauno Products were assigned to covenant not-to-compete and have a weighted-average useful life of 5 years. The acquired intangible in the Precision Engine Products acquisition was assigned to technology and has a useful life of 7 years.

          The $2,879 of goodwill was assigned to the performance chemicals segment, all of which is expected to be deductible for tax purposes. The GAC acquisition resulted in goodwill due to the synergies and cost reductions expected to be realized as GAC’s facilities and business are assimilated into the Company’s network of water treatment chemical production facilities.

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31,

	2006	2005

Net revenues	$665,771	$649,780
Net (loss) income	(4,077)	(8,227)
Net (loss) income per share:
Basic	$(0.40)	$(0.82)
Diluted	(0.37)	(0.81)

Note 4 – Restructuring and Impairment Charges

Restructuring Actions – 2006

          During 2006, the Company initiated actions to close two manufacturing facilities in its performance chemicals segment. The Company expects to substantially complete implementation of these restructuring actions during 2007. The following tables summarize the Company’s expected costs and accruals for these restructuring actions:

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in current period	$—	$390	$—	$390
Costs anticipated to be incurred in the future	—	208	—	208

Total costs expected to be incurred	$—	$598	$—	$598

Provisions	$—	$390	$—	$390
Amounts paid	—	—	—	—

Accrual balance at December 31, 2006	$—	$390	$—	$390

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in current period	$—	$212	$—	$212
Costs anticipated to be incurred in the future	—	1,219	—	1,219

Total costs expected to be incurred	$—	$1,431	$—	$1,431

Provisions	$—	$212	$—	$212
Amounts paid	—	—	—	—

Accrual balance at December 31, 2006	$—	$212	$—	$212

Restructuring Actions – Prior to 2006

          During 2005, the Company initiated actions to close three manufacturing facilities in its manufacturing segment. In addition, the Company initiated a workforce reduction affecting corporate and performance chemicals employees. During 2004, the Company initiated actions to close two facilities in its performance chemicals segment. In addition, the Company initiated a workforce reduction affecting

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

corporate employees. The Company’s restructuring actions during 2003 consist of two plant closures in its performance chemicals segment. These restructuring actions have been completed. The following tables summarize the Company’s costs and accruals for these restructuring actions:

	Manufacturing	Performance Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$675	$8,584	$2,145	$11,404
Costs anticipated to be incurred in the future	—	—	—	—

Total costs incurred	$675	$8,584	$2,145	$11,404

Accrual balance at December 31, 2003	$—	$2,697	$—	$2,697
Provisions	—	1,381	132	1,513
Amounts paid	—	(3,134)	(132)	(3,266)

Accrual balance at December 31, 2004	—	944	—	944
Provisions	338	219	2,013	2,570
Amounts paid	(249)	(1,114)	(2,013)	(3,376)

Accrual balance at December 31, 2005	89	49	—	138
Provisions	337	—	—	337
Amounts paid	(426)	(49)	—	(475)

Accrual balance of December 31, 2006	$—	$—	$—	$—

          In the performance chemicals segment, included in costs incurred during 2004, but not in provisions in the accrual roll forward, is $1,130 of contractual termination pension benefits, which have been recorded in the pension liability.

	Manufacturing	Performance Chemicals	Corporate	Total

Facility Exit Costs
Cumulative costs incurred	$1,671	$15,952	$—	$17,623
Costs anticipated to be incurred in the future	—	—	—	—

Total costs incurred	$1,671	$15,952	$—	$17,623

Accrual balance at December 31, 2003	$—	$5,651	$—	$5,651
Provisions	—	6,113	—	6,113
Amounts paid	—	(10,921)	—	(10,921)

Accrual balance at December 31, 2004	—	843	—	843
Provisions	1,169	1,397	—	2,566
Amounts paid	(1,035)	(2,240)	—	(3,275)

Accrual balance at December 31, 2005	134	—	—	134
Provisions	502	302	—	804
Amounts paid	(636)	(302)	—	(938)

Accrual balance at December 31, 2006	$—	$—	$—	$—

Impairment Charges

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          During the fourth quarter of 2006, the Company recorded an impairment charge of $728 to reflect revised fair values of machinery and equipment used for a discontinued product line in the manufacturing segment, based on its estimated salvage value.

          During the second quarter of 2006, the Company recorded an impairment charge of $503 to reflect revised estimated fair values of fixed assets at its facilities in Waterdown, Ontario, Canada and Guelph, Ontario, Canada, which were included in the manufacturing segment and had previously been closed. The revised estimates of fair values were determined based upon sales of and offers to purchase these assets.

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

          The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31,

	2006	2005	2004

Basic earnings per common share:
Weighted average common shares outstanding	10,166,614	10,040,709	10,000,000

Diluted earnings per common share:
Weighted average common shares outstanding	10,166,614	10,040,709	10,000,000
Options and restricted stock	808,566	72,243	27,500

Total	10,975,180	10,112,952	10,027,500

          For the year ended December 31, 2006, 2005 and 2004, there were potentially dilutive securities totaling 819,615, 3,035,877 and 1,067,973, respectively, which were not included in the computation of diluted earnings per common share due to their anti-dilutive effect.

Note 6 – Income Taxes

          Income from continuing operations before income taxes is as follows:

	Years Ended December 31,

	2006	2005	2004

United States	$22,217	$13,874	$16,975
Foreign	2,657	3,474	10,858

Total	$24,874	$17,348	$27,833

          The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,

	2006	2005	2004

United States:
Current	$689	$1,461	$(163)
Deferred	7,016	5,395	9,940
Foreign:
Current	771	(7)	858
Deferred	(461)	357	(70)
State:
Current	2,418	1,741	(797)
Deferred	(1,008)	(718)	1,968

Total	$9,425	$8,229	$11,736

          A summary of the components of deferred tax assets and liabilities is as follows:

	December 31,

	2006	2005

Net operating loss carry forwards	$19,149	$23,589
Postretirement benefits	37,161	35,983
Other accruals not currently deductible	33,018	30,199
Goodwill	19,291	21,956

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Foreign tax credits	19,705	19,705

Deferred tax assets	128,324	131,432

Intangibles	20,056	22,599
Property, plant and equipment	61,439	70,801
Basis differences in partnerships	8,592	8,592
Taxes on unremitted foreign earnings	5,657	3,178
Other	6,082	524

Deferred tax liabilities	101,826	105,694
Valuation allowance	20,694	20,112

Net deferred tax assets (liabilities)	$5,804	$5,626

          At December 31, 2006 and 2005, the Company had deferred tax assets of $19,705 and $19,705 related to foreign tax credits, for which a full valuation allowance had been provided. The increase to the valuation allowance during 2006 is primarily due to certain foreign operating loss carry forwards generated during the year for which the Company has concluded that it is more likely than not that the carry forwards will not be realized. Net operating loss carryforwards in the United States will expire in future years through 2025 and carryforwards in foreign countries expire in future years through 2015. The Company has an unrecognized deferred tax liability for a temporary difference related to an investment in a foreign subsidiary that is essentially permanent in duration. It is not currently practicable to determine the tax effect of this temporary difference. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. The Company took advantage of the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 for certain foreign earnings repatriated during 2004. The effect on tax expense of applying this provision to eligible dividends is approximately $771.

          Included in other liabilities on the balance sheet are deferred tax liabilities of $26,480 and 27,217 as of December 31, 2006 and 2005, respectively.

          The difference between the Company’s effective income tax rate and the United States statutory rate is reconciled below:

	Years Ended December 31,

	2006	2005	2004

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	3.8	2.7
Tax effect of foreign operations	3.2	5.4	5.8
Benefit on restricted stock dividend payment	(3.2)	—	—
Other	(0.8)	3.2	(1.3)

Total	37.9%	47.4%	42.2%

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

          The Company also sponsors several defined contribution pension plans covering certain employees in the United States. The Company’s contributions are based upon a formula utilizing an employee’s credited service and annual salary. Vesting requirements are from two to five years. The Company’s cost to provide this benefit was $0, $1,108 and $1,307 for the years ended December 31, 2006, 2005 and 2004, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The Company also maintains several plans providing postretirement benefits other than pensions covering certain hourly and salaried employees in Canada and the United States. The Company funds these benefits on a pay-as-you-go basis.

          Accruals for pension and other post-retirement benefit costs utilize a number of accounting mechanisms that reduce the volatility of reported costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, the impact of asset performance on pension expense is recognized over a five-year phase-in period though a ‘market-related’ value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

	Pension Benefits			Other Postretirement Benefits

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$1,613	$1,540	$2,636	$1,343	$1,164	$1,189
Interest cost	13,417	13,094	13,869	2,674	2,551	3,587
Expected return on plan assets	(14,867)	(14,226)	(12,375)	—	—	—
Amortization of net:
Prior service cost	135	74	56	(4,342)	(3,672)	(1,366)
(Gain)/loss	92	5	—	105	(68)	(163)

Net periodic benefit cost (income)	$390	$487	$4,186	$(220)	$(25)	$3,247

          During 2006, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, and announced the closure of one of its manufacturing facilities. These actions resulted in a net curtailment gain of $644.

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

	Pension Benefits December 31,		Other Postretirement Benefits December 31,

	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at prior measurement date	$240,045	$240,609	$48,281	$50,916
Service cost	1,613	1,540	1,343	1,164
Interest cost	13,417	13,094	2,674	2,551
Actuarial (gain)/loss	418	10,947	3,552	6,179

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Foreign currency translation	17	(776)	10	160
Benefits paid	(15,754)	(15,053)	(5,239)	(4,959)
Plan amendments	949	(102)	—	(7,730)
Settlements and curtailments	(466)	(10,214)	—	—

Benefit obligation at measurement date	$240,239	$240,045	$50,621	$48,281

Change in plan assets:
Fair value of assets at prior measurement date	$191,608	$168,108	$—	$—
Actual return on plan assets	25,260	11,764	—	—
Employer contributions	355	37,522	5,239	4,959
Foreign currency translation	88	(519)	—	—
Benefits paid	(15,754)	(15,053)	(5,239)	(4,959)
Settlements	—	(10,214)	—	—

Fair value of assets at measurement date	$201,557	$191,608	$—	$—

Funded status:
Funded status	$(38,682)	$(48,437)	$(50,621)	$(48,281)
Amounts recognized in the balance sheet:
Noncurrent assets	$45	$1,417	$—	$—
Current liabilities	—	—	(3,492)	(4,338)
Noncurrent liabilities	(38,727)	(45,013)	(47,110)	(63,176)

Net amount recognized	$(38,682)	$(43,596)	$(50,602)	$(67,514)

Amounts recognized in accumulated other comprehensive income:
Prior service cost (credit)	$1,584	N/A	$(16,515)	N/A
Net actuarial loss	2,211	N/A	5,055	N/A

Net amount recognized	$3,795	N/A	$(11,460)	N/A

Amounts expected to be recognized during the next fiscal year:
Prior service cost (credit)	$137	N/A	$(4,342)	N/A
Actuarial loss	115	N/A	127	N/A

Total	$252		$(4,215)

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

          The accumulated benefit obligations for the defined benefit pension plans were $237,758 and $236,185 at December 31, 2006 and 2005, respectively. For pension plans included above with aggregate benefit obligations and accumulated benefit obligations in excess of plan assets, at December 31, 2006 and 2005, the projected benefit obligations were $236,639 and $236,828, respectively, the accumulated benefit obligations were $234,410 and $233,181, respectively, and the fair values of plan assets for these plans were $197,912 and $188,057, respectively.

          Gross benefits expected to be paid from the plans and Medicare Part D federal subsidy payments expected to be received are as follows:

	Pension Benefits	Other Postretirement Benefits	Federal Subsidies

2007	$15,900	$3,500	$400
2008	15,700	3,500	500
2009	15,900	3,500	600
2010	16,000	3,600	600
2011	16,200	3,600	600
2012-2016	84,500	18,700	2,900

          The weighted-average assumptions used to determine benefit obligations for the plans were:

	2006		2005		2004

Discount rate	5¾	%	5¾	%	5¾	%
Average rate of increase in employee compensation	4%		4%		4%

          The weighted-average assumptions used to determine net periodic benefit cost for the plans were:

	2006	2005	2004

Discount rate	5¾ %	5¾ %	6%
Long-term rate of return on assets	8%	8%	8%
Average rate of increase in employee compensation	4%	4%	5%

          The health care cost trend rate used in accounting for the medical plans was eight percent in 2006 (decreasing to six percent in the year 2009 and beyond) and nine percent in 2005 (decreasing to six percent in the year 2009 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $3,587 at year-end 2006 and the net periodic cost by $428 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $2,963 at year-end 2006 and the net periodic cost by $371 for the year.

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

          The dates used to measure plan assets and liabilities were October 31, 2006 and 2005 for all plans.

          The pension trusts’ weighted-average asset allocations at October 31, 2006 and 2005 were:

	2006	2005

Asset Category
Cash and short-term investments	4%	1%
Debt securities	37%	44%
Equity securities	58%	54%
Real estate	1%	1%

	100%	100%

          The Company’s investment policy for its pension trusts is to balance risk and return through a diversified portfolio of fixed income securities, equity securities and private equity investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. In 2007, the Company expects to contribute approximately $1,312 to its pension plan trusts.

Note 8 – Commitments and Contingencies

          Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006 are as follows:

Years Ending December 31,

2007	$3,882
2008	3,317
2009	2,400
2010	2,206
2011	609
thereafter	403

$12,817

          Rental expense for the years ended December 31, 2006, 2005 and 2004 was $7,892, $7,703 and $8,334, respectively.

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

	2006	2005

Balance at beginning of period	$27,325	$34,532
Accruals, net	495	2,117
Payments	(2,808)	(6,570)
Transfer of liability	—	(2,765)
Foreign exchange and other	2	11

Balance at end of period	$25,014	$27,325

          On April 30, 2004, the Company and Honeywell International Inc. entered into a settlement agreement relating to the Company’s proposed rejection in the Company’s bankruptcy proceedings of certain executory contracts dealing with environmental issues at sites formerly owned by Honeywell’s predecessor, along with certain other claims made by Honeywell. The settlement agreement provides, among other things, that the Company will transfer ownership of two sites to Honeywell in exchange for Honeywell assuming all environmental liabilities at these sites, along with any groundwater contamination at another site. In addition, Honeywell agreed to share with the Company the costs of certain environmental remediation at two other sites that will continue to be owned by GenTek. Accordingly, the Company recorded a receivable of $6,000, which represents amounts expected to be received over the next several years from Honeywell in accordance with the cost sharing provisions of the agreement. The balance remaining to be received at December 31, 2006 was $426.

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Note 9 – Additional Financial Information

	December 31,

	2006	2005

Receivables
Trade	$82,430	$88,678
Other	2,436	7,330
Allowance for doubtful accounts	(4,453)	(4,048)

	$80,413	$91,960

	December 31,

	2006	2005

Inventories
Raw materials	$24,888	$14,832
Work in process	6,389	6,341
Finished products	14,430	12,923
Supplies and containers	1,178	1,747

	$46,885	$35,843

          Inventories valued at LIFO amounted to $14,376 and $11,247 at December 31, 2006 and 2005, respectively, which were below estimated replacement cost by $2,550 and $1,689, respectively. The impact of LIFO liquidations in 2006, 2005 and 2004 was not significant.

	December 31,

	2006	2005

Property, Plant and Equipment
Land and improvements	$46,225	$44,167
Machinery and equipment	217,303	189,361
Buildings and leasehold improvements	40,716	41,244
Construction in progress	18,985	15,103

	323,229	289,875
Less: accumulated depreciation and amortization	(91,049)	(68,529)

	$232,180	$221,346

	Performance Chemicals	Manufacturing	Total

Goodwill
Balance at January 1, 2005	12,127	135,201	147,328
Foreign currency translation	—	41	41

Balance at December 31, 2005	12,127	135,242	147,369
Foreign currency translation	—	5	5
Acquisitions	2,879	—	2,879

Balance at December 31, 2006	$15,006	$135,247	$150,253

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	December 31,		Weighted Average Life

	2006	2005

Intangible Assets

Patents – gross	$12,997	$13,055	13 ½ years
Accumulated amortization	(3,003)	(2,040)

Patents – net	9,994	11,015

Customer related – gross	35,000	35,000	9 years
Accumulated amortization	(13,770)	(9,351)

Customer related – net	21,230	25,649

Technology – gross	4,100	—	7 years
Accumulated amortization	(240)	—

Technology – net	3,860	—

Non-compete agreements – gross	4,941	—	5 years
Accumulated amortization	(322)	—

Non-compete agreements – net	4,619	—

Trademarks – indefinite life	17,000	17,000

	$56,703	$53,664

          During the years ended December 31, 2006, 2005 and 2004, the Company recognized $5,942, $5,382 and $5,372 of amortization expense, respectively. The estimated amortization expense for each of the next 5 years is $6,935, $6,239, $5,967, $4,819 and $4,560.

	December 31,

	2006	2005

Accrued Liabilities
Wages, salaries and benefits	$20,818	$21,058
Interest	4,559	4,760
Environmental	4,291	5,104
Dividends	—	2,354
Taxes, other than income taxes	3,558	4,433
Other	23,795	16,966

	$57,021	$54,675

Note 10 – Long-Term Debt

		December 31,

		2006	2005

Revolving credit facility – floating rates	2010	$10,000	$—
First lien term loan – floating rates	2011	219,053	221,283
Second lien term loan – floating rates	2012	113,000	135,000
Other debt – various rates	2006-2018	3,246	3,986

Total debt		345,299	360,269
Less: current portion		4,612	3,840

Net long-term debt		$340,687	$356,429

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Aggregate maturities of long-term debt are as follows: 2007, $4,612; 2008, $2,538; 2009, $2,487; 2010, $169,483; 2011, $53,018; thereafter, $113,161.

          On February 28, 2005, the Company closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility (the “Credit Facilities”). In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-outstanding revolving credit facility were repaid and the underlying credit agreement was terminated, and the Company recorded a charge in interest expense of $3,030 to write-off the related deferred financing costs. The term loans include a $235,000 first lien loan due on February 28, 2011 with an initial interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135,000 second lien loan due on February 28, 2012 with an initial interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. On April 26, 2006, the Company entered into amendments of its first and second lien term loan agreements, which reduced the interest rate margins by 50 and 150 basis points, respectively. In addition, the debt holders agreed to allow a redemption of the second lien term loan. On May 1, 2006, the Company repaid $22,000 of its second lien term loan. In connection with the amendments, the Company recorded charges of $3,572 for certain costs related to the amendment and to write-off certain deferred financing costs. In September, 2006, Moody’s Investor Services upgraded the first lien loan to B1, which resulted in a 0.25 percent rate reduction. The interest rates in effect at December 31, 2005 were 7.1 percent and 9.9 percent on the first lien and second lien loans, respectively. The interest rates in effect at December 31, 2006 were 7.38 percent and 9.62 percent on the first and second lien loans, respectively. The first lien term loan is subject to amortization of $2,230 per year for five years, with the remainder payable over the sixth year. There is no amortization over the term of the second lien loan. The $60,000 revolving credit facility matures on February 28, 2010 and carried an initial interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. In October, 2006, the interest rate on the revolving credit facility decreased 0.25 percent as a result of the Company’s improved leverage ratio. The interest rate in effect on the revolving credit facility at December 31, 2006 was 7.85 percent. There were no borrowings outstanding under the revolving credit facility at December 31, 2005. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, if certain tests are not met, a portion of excess cash flow, as defined in the Credit Facilities, and certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings must be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures.

          Commitment fees paid for the Company’s credit facilities were $212, $249 and $319 for the years ended December 31, 2006, 2005 and 2004, respectively. The unused letter of credit balance available under the Company’s credit facilities was $29,634 and $23,672 at December 31, 2006 and 2005, respectively.

Note 11 – Warrants

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The Company has the following warrants outstanding:

		December 31, 2006		December 31, 2005

	Expiration Date	Number of shares covered	Strike Price	Number of shares covered	Strike Price

Tranche B	November 10, 2008	1,996,735	$19.98	1,998,091	$19.98
Tranche C	November 10, 2010	975,147	$22.03	975,831	$22.03

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

          During 2006 and 2005, 2,037 and 91 shares of common stock were issued upon exercise of warrants.

Note 12 – Stock Incentive Plans

          The Company has an incentive plan under which stock options, restricted stock and other stock–based awards may be granted to employees, officers and directors. Grants under the plan generally vest over three years and options have a maximum term of ten years. Exercise prices for stock option grants are set at market value on the grant date. Compensation cost recorded for stock-based compensation under this plan was $1,793, $1,176 and $1,483 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the total number of shares authorized for grant under this plan was 1,000,000 with 283,960 shares available for future grant.

          Information with respect to restricted stock is summarized below:

	Shares	Weighted Average Grant-Date Value

Outstanding at December 31, 2005	79,261	$21.20
Granted	97,904	27.90
Vested	39,758	26.76
Forfeited	8,815	23.85

Outstanding at December 31, 2006	128,592	$24.40

          Information with respect to stock options is summarized below:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	388,783	$11.52
Granted	97,728	26.92
Exercised	74,019	11.23
Forfeited	45,644	14.71

Outstanding at December 31, 2006	366,848	$15.28	8.3	$6,388

Vested or expected to vest at December 31, 2006	329,193	$15.04	8.3	$5,842

Exercisable at December 31, 2006	110,252	$11.31	7.8	$2,566

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

          As a result of the special dividends of $31.00 per share and $7.00 per share in March 2005 and December 2004, respectively, outstanding stock options were modified pursuant to equitable adjustment calculations to maintain the aggregate amount of intrinsic value for the options and to ensure that the ratio of the exercise price per share to the market value per share was not reduced. The effect of this modification was to increase the number of options outstanding by 223,605 and 20,589 and reduce the exercise price of the options from $31.14 to $11.03 and from $36.00 to $31.14 in 2005 and 2004, respectively.

          The total intrinsic value of options exercised was $1,126, $241 and $0 during the years ended December 31, 2006, 2005 and 2004, respectively. The Company generally issues new shares upon the exercise of stock options. The total tax benefit realized as a result of stock option exercises was $445, $95 and $0 during the years ended December 31, 2006, 2005 and 2004, respectively.

          As of December 31, 2006, there was $2,061 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.9 years.

Note 13 – Financial Instruments

Interest Rate Collar Agreements

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

Fair Value of Financial Instruments

	December 31,

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Held to maturity securities	$—	$—	$2,254	$2,252
Long-term debt	$345,299	$348,236	$360,269	$361,810
Derivative instruments	$1,614	$1,614	$1,160	$1,160

          The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. Held to maturity securities represents U.S. Treasury securities maturing on February 28, 2006, whose fair value was based on quoted market prices. The fair value of the Company’s long-term debt was based on quoted market prices for traded debt and discounted cash flow analyses on its nontraded debt. The fair value of the Company’s interest rate collar agreements is the estimated amount the Company would pay or receive to terminate the collar agreements based upon quoted market prices as provided by financial institutions which are counterparties to the collar agreements.

Note 14 – Geographic and Industry Segment Information

          GenTek operates through two primary business segments: manufacturing and performance chemicals. The business segments were determined based on several factors including products and services provided and markets served. The manufacturing segment provides a broad range of engineered components and services to the automotive and industrial markets. The performance chemicals segment provides products and services to four principal markets: water treatment, chemical processing, pharmaceutical and personal care and technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Industry segment information is summarized as follows:

	Net Revenues			Operating Profit (Loss)

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

Manufacturing	$238,021	$222,384	$214,550	$15,112	$20,693	$22,214
Performance chemicals	373,347	334,113	316,573	44,710	29,377	21,257
Corporate	—	—	—	(6,113)	(10,839)	(11,413)

Consolidated	$611,368	$556,497	$531,123	53,709	39,231	32,058

Interest expense				29,137	24,736	7,938
Other (income), expense net				(302)	(2,853)	(3,712)

Consolidated income (loss) from continuing operations before income taxes				$24,874	$17,348	$27,832

	Capital Expenditures			Depreciation and Amortization

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

Manufacturing	$4,606	$4,696	$4,984	$16,240	$17,774	$20,165
Performance chemicals	17,684	16,909	20,056	18,466	17,648	19,292
Corporate	119	—	—	1,608	1,802	718

Consolidated	$22,409	$21,605	$25,040	$36,314	$37,224	$40,175

					Identifiable Assets

					December 31,

					2006	2005

Manufacturing					$315,428	$313,550
Performance chemicals(1)					289,978	268,428
Corporate					13,256	35,318
Assets held for sale					111,544	143,779

Consolidated					$730,206	$761,075

(1)	Includes equity method investments of $288 and $273, respectively.

Geographic area information is summarized as follows:

	External Revenues(1)			Long-Lived Assets(2)

	Year Ended December 31,			December 31,

	2006	2005	2004	2006	2005

United States	$505,648	$456,590	$438,831	$231,203	$223,568
Canada	50,240	55,296	51,713	6,603	10,299
Other foreign	55,480	44,611	40,579	1,887	433

Consolidated	$611,368	$556,497	$531,123	$239,693	$234,300

(1)	Revenues are attributed to geographic areas based on the locations of customers.

(2)	Represents all non-current assets except deferred tax assets, goodwill and other intangible assets.

Note 15 – Related Party Transactions

Management Agreement

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The Company was party to a management agreement with Latona Associates Inc., which is controlled by a former stockholder of the Company, under which the Company received corporate supervisory and administrative services and strategic guidance. The management agreement expired in November 2004. Pursuant to this agreement, the Company was charged $3,000 for the year ended December 31, 2004.

Other Transactions

          GenTek provides The General Chemical Group Inc. (“GCG”) with certain administrative services pursuant to a transition support agreement entered into in connection with the spinoff of GenTek from GCG in 1999. For the years ended December 31, 2006, 2005 and 2004, GenTek charged GCG $561, $842 and $1,214, respectively, related to this agreement. GCG supplies soda ash to GenTek. For the years ended December 31, 2006, 2005 and 2004, purchases from GCG amounted to $2,934, $2,386, and $2,675, respectively.

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

          On December 22, 2006, the Company announced that it had signed a definitive agreement to sell its Noma wire and cable assembly business to Electrical Components International, Inc. Accordingly, the Company recorded an impairment charge of $11,907 in order to reflect the net assets to be sold at net realizable value, which has been included in income (loss) from discontinued operations, related to property, plant and equipment, goodwill and other intangible assets. This business was formerly reported as part of the manufacturing segment. GenTek’s wire and cable manufacturing business has and will continue to supply the Noma wire and cable assembly business with wire used as a raw material. These sales are expected to continue through 2007, after which time any future sales will be subject to open market bidding. The principal factors used to conclude that the expected continuing cash flows are not direct cash flows were the length of time the transactions are expected to continue and the magnitude of

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

the expected transactions versus the expected amount of revenue for the Noma wire and cable assembly business. Based on the factors, the expected continuing cash flows are not expected to be significant. Revenues between the wire and cable manufacturing business and the Noma wire and cable assembly business that were previously eliminated in consolidation were $37,578, $28,886 and $16,282 for the years ended December 31, 2006, 2005 and 2004, respectively.

          Because the net proceeds of the Noma wire and cable assembly business sale are required to be used to repay certain outstanding indebtedness, interest expense of $5,380 and $3,660 for the years ending December 31, 2006 and 2005, respectively, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the periods on the debt that requires the repayment.

         The components of assets held for sale were as follows:

	December 31,

	2006	2005

Accounts receivable	$37,965	$36,151
Inventories	40,686	41,520
Other current assets	2,389	1,699
Property, plant and equipment	23,008	47,103
Other assets	7,496	17,306

	$111,544	$143,779

          The components of liabilities of businesses held for sale were as follows:

	December 31,

	2006	2005

Accounts payable	$20,002	$26,893
Accrued liabilities	9,468	9,863
Current portion of long-term debt	457	417
Long-term debt	589	1,047

	$30,516	$38,220

          The businesses included in discontinued operations had revenues of $299,164, $367,471 and $443,754 and pretax profit (loss) of $(25,672), $(15,301) and $2,807 for the years ended December 31, 2006, 2005 and 2004, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Dollars in thousands, except per share data)

Note 17 – Unaudited Quarterly Information

	2006

	First		Second		Third		Fourth

Net revenues(1)	$143,413		$153,434		$163,122		$151,399
Gross profit	26,874		29,887		28,425		22,376
Net income (loss)	3,387	(2)	4,153	(3)	2,882	(4)	(12,525	)(5)

Earnings (loss) per common share – basic:
Net income (loss)	$0.33		$0.41		$0.28		$(1.23)

Earnings (loss) per common share – diluted:
Net income (loss)	$0.33		$0.38		$0.26		$(1.09)

(1)	Excludes revenues relating to discontinued operations of $107,274, $70,323, $61,822, and $59,745, respectively.

(2)	Includes restructuring charges of $501.

(3)	Includes restructuring charges of $851 and a pension curtailment gain of $635.

(4)	Includes restructuring charges of $246.

(5)	Includes restructuring and impairment charges of $1,376 and a pension curtailment gain of $9.

	2005

	First		Second		Third		Fourth

Net revenues(1)	$133,873		$141,864		$143,540		$137,220
Gross profit	23,351		29,320		25,621		25,370
Net income (loss)	(1,027	)(2)	976	(3)	1,335	(4)	(2,106	)(5)

Earnings (loss) per common share – basic:
Net income (loss)	$(0.10)		$0.10		$0.13		$(0.21)

Earnings (loss) per common share – diluted:
Net income (loss)	$(0.10)		$0.10		$0.13		$(0.21)

(1)	Excludes revenues relating to discontinued operations of $92,402, $84,716, $93,980 and $96,373, respectively.

(2)	Includes restructuring charges of $2,901.

(3)	Includes restructuring charges of $914.

(4)	Includes restructuring and impairment charges of $2,433 and a pension settlement loss of $626.

(5)	Includes restructuring and impairment charges of $741.

Note 18 – Subsequent Events

          On February 6, 2007, the Company acquired the assets of Chalum, Inc. for approximately $3,200. The acquisition included the manufacturing facility in Sacaton, Arizona. Chalum produces aluminum sulfate for the greater Phoenix, Arizona municipal water treatment market.

          On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business for $75,000, plus a working capital adjustment.

          On March 19, 2007, the Company completed an amendment to its credit facilities which enabled it to increase borrowings under the first lien term loan by $50,000 and to use these borrowings and the net proceeds from the Noma wire and cable harness assembly business sale to redeem the entire second lien term loan.

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

          Under the supervision of its principal executive and principal financial officer and with the participation of its management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control – Integrated Framework issued by COSO, its management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2006.

          GenTek Inc. acquired the assets of Precision Engine Products Corp. on July 31, 2006, and management’s conclusions about the effectiveness of its internal control over financial reporting does not extend to the internal controls of this business. This business had total assets of $37 million as of December 31, 2006 and total revenues of approximately $20 million for the five months ended December 31, 2006, which are included in our consolidated financial statements.

          GenTek’s independent registered public accounting firm, Deloitte & Touche LLP, has audited GenTek’s financial statements for the year ended December 31, 2006 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GenTek Inc.
Parsippany, New Jersey

          We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that GenTek Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Precision Engine Products, which was acquired on July 31, 2006 and whose financial statements constitute 5 percent of total assets and 3 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Precision Engine Products. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 20, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs which indicate that (1) the Company changed its method of accounting for stock based compensations to adopt the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (2) changed its method of accounting for pension and other postretirement benefits to adopt the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and (3) classified the operations of the Noma wire and cable assembly business as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 20, 2007

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

          Directors. For information relating to the Company’s Directors, see the information under the caption “Election of Directors” in the Company’s definitive 2006 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2006 (the “Proxy Statement”), which is hereby incorporated by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

See Item 8.

Financial Statement Schedules

See Index to Financial Statement Schedule on page 79.

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

10.28

Asset Purchase Agreement dated December 22, 2006 between Electrical Components International, Inc., Noma Holding Inc. and GenTek Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 22, 2006, as filed with the Securities and Exchange Commission).

10.29	Third Amendment to First Lien Credit and Guaranty Agreement and Waiver dated March 19, 2007.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	GenTek Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2006.

GENTEK INC.

By:	/s/ William E. Redmond, Jr.

Name: William E. Redmond, Jr. Title: President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal executive officer:

/s/ William E. Redmond, Jr.	President and Chief Executive Officer	March 20, 2007

William E. Redmond, Jr.

Principal financial and accounting officer:

/s/ Thomas B. Testa	Vice President and Chief Financial Officer	March 20, 2007

Thomas B. Testa

Directors:

/s/ John G. Johnson, Jr.	Chairman and Director	March 20, 2007

John G. Johnson, Jr.

/s/ Henry L. Druker	Director	March 20, 2007

Henry L. Druker

/s/ Kathleen R. Flaherty	Director	March 20, 2007

Kathleen R. Flaherty

/s/ John F. McGovern	Director	March 20, 2007

John F. McGovern

/s/ William E. Redmond, Jr.	Director	March 20, 2007

William E. Redmond, Jr.

Director

Richard A. Rubin

GENTEK INC.
INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts	80

Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

GENTEK INC.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged To Income	Deductions From Reserves	Other*	Balance at End of Period

	(In thousands)
Year ended December 31, 2006 Allowance for doubtful accounts	$4,048	$412	$(692)	$685	$4,453
Year ended December 31, 2005 Allowance for doubtful accounts	$6,109	$720	$(2,505)	$(276)	$4,048
Year ended December 31, 2004 Allowance for doubtful accounts	$6,550	$1,244	$(1,829)	$144	$6,109

*	Primarily foreign exchange and acquisitions