Form 10-K/A
period 2006-12-31
GENTEK INC
filed 2007-04-12
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

(Mark One)	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
_______X_______	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
________________	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ____________             No ______X______

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ____________             No ______X______

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______X______           No ____________

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

Large Accelerated Filer ____________             Accelerated Filer ______X______             Non-accelerated Filer ____________

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____________             No ______X______

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

Yes ______X______           No ____________

          The number of outstanding shares of the Registrant’s Common Stock as of February 28, 2007 was 10,362,748.

Documents Incorporated by Reference:

          Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2007, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

GenTek Inc. is filing this Amendment No. 1 to its annual report on Form 10-K filed on March 20, 2007 to include Exhibit 23, which was referenced in the exhibit listing but inadvertently omitted from the original filing. The remainder of the information contained in the originally filed Form 10-K is not amended hereby and shall remain as set forth in the original filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of Exhibits

Exhibit No.	Description

2.1	Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated August 28, 2003, as filed with the United States Bankruptcy Court for the District of Delaware on August 28, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.2	First Modification to Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated October 3, 2003 as filed with the United States Bankruptcy Court for the District of Delaware on October 3, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.3	Order confirming Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, as Modified, as entered by the United States Bankruptcy Court for the District of Delaware on October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

3.1	Third Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of May 9, 2006 (incorporated by reference to the Registrant’s Form 10-Q, dated March 31, 2006, as filed with the Securities and Exchange Commission).

3.2	Amended and Restated By-Laws of GenTek Inc., effective as of March 9, 2006 (incorporated by reference to the Registrant’s Form 8-K/A, dated March 9, 2006, as filed with the Securities and Exchange Commission).

4.1	GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.2	GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.1	Form of Registration Rights Agreement by and among the Company and the holders named therein dated as of November 10, 2003 (incorporated by reference to the Registrant’s Form 8- A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.2	GenTek Inc. 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.3	GenTek Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission).

10.4	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.5	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.6	Tax Sharing Agreement between GenTek Inc. and the General Chemical Group Inc. (incorporated by reference to the Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.7	Share Purchase Agreement by and among ADC Telecommunications Inc., Krone International Holding Inc., Krone Digital Communications Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission).

10.8	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Form of Emergence Shares Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.10	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.13	Retention Agreement with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.14	Form of Letter Agreement and Term Sheet with Matthew R. Friel (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.15	Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.16	First Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2005, as filed with the Securities and Exchange Commission).

10.17	Second Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2005, as filed with the Securities and Exchange Commission).

10.18	Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.19	Employment agreement with Andrew Hines, dated September 21, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.20	Employment agreement with Maximo Vargas, dated September 22, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.21	Asset Purchase Agreement dated April 3, 2006 between Noma Company and Southwire Canada Company (incorporated by reference to the Registrant’s Form 8-K dated April 3, 2006, as filed with the Securities and Exchange Commission).

10.22	First Amendment to First Lien Credit and Guaranty Agreement and Pledge and Security Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.23	First Amendment to Second Lien Credit and Guaranty Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.24	Asset Purchase Agreement dated June 30, 2006 between Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (incorporated by reference to the Registrant’s Form 8-K dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.25	Second Amendment to First Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.26	Second Amendment to Second Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.27	Letter Agreement with James Imbriaco, dated July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K dated August 4, 2006, as filed with the Securities and Exchange Commission).

10.28	Asset Purchase Agreement dated December 22, 2006 between Electrical Components International, Inc., Noma Holding Inc. and GenTek Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 22, 2006, as filed with the Securities and Exchange Commission).

10.29	Third Amendment to First Lien Credit and Guaranty Agreement and waiver dated March 19, 2007. (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2006, as filed with the Securities and Exchange Commission).

21	Subsidiaries of the Registrant. (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2006, as filed with the Securities and Exchange Commission).

23	Consent of Independent Registered Public Accounting Firm.

31.1	GenTek Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April, 2007.

GENTEK INC.

By:	/s/ Thomas B. Testa

	Name:	Thomas B. Testa
	Title:	Vice President and Chief Financial Officer