Form 10-Q
period 2007-03-31
GENTEK INC
filed 2007-05-15
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007 OR
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

Large Accelerated Filer	Accelerated Filer __X__	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No     X

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      X       No

The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2007 was 10,394,341.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2007

INDEX

		Page No.
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Statements of Operations – Three Months Ended March 31, 2007 and 2006	1
	Consolidated Balance Sheets – March 31, 2007 and December 31, 2006	2
	Consolidated Statements of Cash Flows – Three Months Ended March 31, 2007 and 2006	3-4
	Consolidated Statement of Changes in Equity – Three Months Ended March 31, 2007	5
	Notes to the Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16-17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18-21
SIGNATURES		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2007	2006

Net revenues	$158,856	$143,413
Cost of sales	131,488	116,539
Selling, general and administrative expense	12,612	12,580
Restructuring and impairment charges	7,432	501
Pension curtailment and settlement (gains) losses	(555)	--

Operating profit	7,879	13,793
Interest expense	6,801	6,753
Interest income	321	167
Other (income) expense, net	(84)	130

Income from continuing operations before income taxes	1,483	7,077
Income tax provision	3,193	2,328

Income (loss) from continuing operations	(1,710)	4,749
Loss from discontinued operations (net of tax benefit of $1,166 and $1,649, respectively)	(1,551)	(1,362)

Net income (loss)	$(3,261)	$3,387

Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.17)	$0.47
Loss from discontinued operations	(0.15)	(0.13)

Net income (loss)	$(0.32)	$0.33

Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(0.17)	$0.46
Loss from discontinued operations	(0.15)	(0.13)

Net income (loss)	$(0.32)	$0.33

See the accompanying notes to the consolidated financial statements.

GENTEK INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$7,295	$5,715
Receivables, net	90,679	80,413
Inventories	49,269	46,885
Deferred income taxes	31,675	31,578
Assets held for sale	7,291	111,544
Other current assets	5,234	6,811

Total current assets	191,443	282,946
Property, plant and equipment, net	229,531	232,180
Goodwill	147,013	150,253
Intangible assets, net	55,962	56,703
Other assets	7,584	8,124

Total assets	$631,533	$730,206

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,114	$43,026
Accrued liabilities	55,007	57,021
Current portion of long-term debt	5,136	4,612
Liabilities of businesses held for sale	--	30,516

Total current liabilities	103,257	135,175
Long-term debt	278,673	340,687
Pension and postretirement obligations	78,821	85,501
Other liabilities	71,703	72,910

Total liabilities	532,454	634,273

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	--	--
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,396,576 and 10,359,716 shares at March 31, 2007 and
December 31, 2006, respectively	84,842	83,516
Warrants	8,298	8,355
Accumulated other comprehensive income	8,508	6,004
Retained deficit	(2,138)	(1,678)
Treasury stock, at cost: 16,659 and 12,198 shares at March 31, 2007 and December 31, 2006, respectively	(431)	(264)

Total equity	99,079	95,933

Total liabilities and equity	$631,533	$730,206

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,

	2007	2006

Cash flows from operating activities:
Net income (loss)	$(3,261)	$3,387
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Discontinued operations	1,551	1,362
Pension curtailment gains	(555)	--
Depreciation and amortization	9,457	8,748
Asset impairment charge	6,150	--
Net (gain) loss on disposition of long-term assets	41	(6)
Long-term incentive plan costs, net	539	310
Excess tax benefit from stock option exercises	(318)	(35)
Increase in receivables	(8,667)	(4,570)
Increase in inventories	(1,934)	(4,961)
(Increase) decrease in deferred tax assets	(1,803)	169
Increase in accounts payable	547	4,363
Decrease in accrued liabilities	(356)	(5,244)
Increase in other liabilities and assets, net	4,376	2,092

Net cash provided by continuing operations	5,767	5,615
Net cash used for discontinued operations	(11,215)	(11,241)

Net cash used for operating activities	(5,448)	(5,626)

Cash flows from investing activities:
Capital expenditures	(4,181)	(2,790)
Proceeds from sales or disposals of long-term assets	1,126	70
Proceeds from (acquisition of) short-term investments	--	2,367
Acquisition of businesses, net of cash acquired*	(3,203)	--

Net cash used for continuing operations	(6,258)	(353)
Net cash provided by discontinued operations	74,954	5,088

Net cash provided by investing activities	68,696	4,735

Cash flows from financing activities:
Proceeds from long-term debt	51,698	--
Repayment of long-term debt	(113,634)	(588)
Dividends	--	(2,367)
Exercise of stock options and warrants	173	191
Excess tax benefits from stock option exercises	318	35
Acquisition of treasury stock	(167)	(54)

Net cash used for continuing operations	(61,612)	(2,783)

Net cash used for discontinued operations	(73)	(1,421)

Net cash used for financing activities	(61,685)	(4,204)

Effect of exchange rate changes on cash	17	21

Increase (decrease) in cash and cash equivalents	1,580	(5,074)
Cash and cash equivalents at beginning of period	5,715	11,644

Cash and cash equivalents at end of period	$7,295	$6,570

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

Supplemental information:
Cash paid for income taxes	$481	$95

Cash paid for interest	$8,549	$7,181

*Acquisition of businesses, net of cash acquired:
Working capital, other than cash	$(215)	$--
Property, plant and equipment	(87)	--
Other assets	(2,901)	--

Total cash used to acquire businesses	$(3,203)	$--

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2007
(In thousands)
(unaudited)

				Accumulated
				Other
	Common		Treasury	Comprehensive	Retained
	Stock	Warrants	Stock	Income	Deficit	Total

Balance at December 31, 2006	$83,516	$8,355	$(264)	$6,004	$(1,678)	$95,933
Cumulative effect of change in accounting for
uncertain tax positions	--	--	--	--	2,801	2,801
Components of comprehensive income:
Net loss	--	--	--	--	(3,261)	(3,261)
Pension liability adjustment
(net of tax of $1,827)	--	--	--	2,793	--	2,793
Foreign currency translation adjustments
(net of tax of $61)	--	--	--	92	--	92
Change in unrealized gain on derivative
instruments (net of tax of $(248))	--	--	--	(381)	--	(381)

Comprehensive income						(757)
Long-term incentive plan, net	1,096	--	--	--	--	1,096
Exercise of stock options	173	--	--	--	--	173
Purchase of treasury stock	--	--	(167)	--	--	(167)
Exercise of warrants	57	(57)	--	--	--	--

Balance at March 31, 2007	$84,842	$8,298	$(431)	$8,508	$(2,138)	$99,079

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 – Summary of Significant Accounting Policies

      In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption, which was accounted for as a cumulative effect adjustment, resulted in an increase to the January 1, 2007 balance of retained deficit of $2,801. The total amount of unrecognized tax benefits as of January 1, 2007 was $13,546, of which $11,484 would, if recognized, affect the effective tax rate.

     The Company and its affiliates are subject to tax in various jurisdictions, including the United States, various states, Canada and several other foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for tax years before 2002. The Company recognizes interests and penalties related to uncertain tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company had $1,683 accrued for interest and penalties. There were no significant changes to any of these amounts during the three months ended March 31, 2007. During the next twelve months it is reasonably possible that the total amount of unrecognized tax benefits will significantly change due to the expiration of statute of limitations or the settlement of examinations. An estimate of the range of possible change cannot be made at this time.

     Included in selling, general and administrative expense for the three months ended March 31, 2007 is a gain of $736 for a settlement related to prior insurance costs.

Note 3 – Comprehensive Income (Loss)

     Total comprehensive income (loss) is comprised of net income (loss), pension liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was $(757) and $4,420, respectively.

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

     The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,

	2007	2006

Basic earnings per common share:
Weighted average common shares outstanding	10,240,929	10,114,788

Diluted earnings per common share:
Weighted average common shares outstanding	10,240,929	10,114,788
Warrants, options and restricted stock	--	131,719

Total	10,240,929	10,246,507

     For the three months ended March 31, 2007 and 2006, potentially dilutive securities totaling 3,386,612 and 2,973,922, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Inventories

	March 31,	December 31,
	2007	2006

Raw materials	$23,946	$24,888
Work in process	6,571	6,389
Finished products	16,643	14,430
Supplies and containers	2,109	1,178

	$49,269	$46,885

Note 6 – Long-Term Debt

		March 31,	December 31,
	Maturities	2007	2006

Revolving credit facility – floating rates	2010	$12,000	$10,000
First lien term loans – floating rates	2011	268,496	219,053
Second lien term loan – floating rates	2012	--	113,000
Other debt – various rates	2007-2018	3,313	3,246

Total debt		283,809	345,299
Less: current portion		5,136	4,612

Net long-term debt		$278,673	$340,687

      As of March 31, 2007, the weighted-average interest rates in effect for the first lien term loan and the revolving credit facility were 7.35% and 8.95%, respectively.

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 7 – Stock Incentive Plans

      Compensation cost recorded for stock-based compensation under the long-term incentive plan was $539 and $310 for the three months ended March 31, 2007 and 2006, respectively. There were no stock-based awards granted during the three months ended March 31, 2007.

Note 8 – Segment Information

	Three Months Ended
	March 31,

	2007	2006

Net Revenues
Manufacturing	$65,407	$58,175
Performance chemicals	93,449	85,238

Consolidated	$158,856	$143,413

	Three Months Ended
	March 31,

	2007	2006

Operating Profit
Manufacturing	$(2,038)	$5,580
Performance chemicals	10,765	9,887
Corporate	(848)	(1,674)

Consolidated	7,879	13,793
Interest expense	6,801	6,753
Other (income) expense, net	(405)	(37)

Consolidated income from continuing operations before income taxes	$1,483	$7,077

	Three Months Ended
	March 31,

	2007	2006

Capital Expenditures
Manufacturing	$865	$1,043
Performance chemicals	3,316	1,747

Consolidated	$4,181	$2,790

	Three Months Ended
	March 31,

	2007	2006

Depreciation and Amortization
Manufacturing	$4,376	$3,862
Performance chemicals	4,687	4,416
Corporate	394	470

Consolidated	$9,457	$8,748

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2007	2006

Identifiable Assets
Manufacturing	$312,469	$315,428
Performance chemicals(1)	291,002	289,978
Corporate	20,771	13,256
Assets held for sale	7,291	111,544

Consolidated	$631,533	$730,206

(1) Includes equity method investments of $330 and $288, respectively.

Note 9 – Restructuring and Impairment Charges

     During 2007, the Company initiated actions to close its Perrysburg, Ohio facility, which is included in its manufacturing segment. During 2006, the Company initiated actions to close its Newark, New Jersey sulfuric acid production facility and its Cleveland, Ohio aluminum sulfate production facility, both of which are included in the performance chemicals segment. The Company expects to substantially complete implementation of these restructuring actions by the end of 2007. Restructuring actions initiated in prior years have been substantially completed. The following tables summarize the Company’s expected costs and accruals for these restructuring actions:

		Performance
	Manufacturing	Chemicals	Corporate	Total

Employee Termination Costs
Costs incurred in prior periods	$--	$390	$--	$390
Costs incurred in current period	98	208	--	306
Costs anticipated to be incurred in the future	411	--	--	411

Total costs expected to be incurred	$509	$598	$--	$1,107

Accrual balance at December 31, 2006	$--	$390	$--	$390
Provisions	98	208	--	306
Amounts paid	(35)	(209)	--	(244)

Accrual balance at March 31, 2007	$63	$389	$--	$452

		Performance
	Manufacturing	Chemicals	Corporate	Total

Facility Exit Costs
Costs incurred in prior periods	$--	$212	$--	$212
Costs incurred in current period	92	884	--	976
Costs anticipated to be incurred in the future	1,102	369	--	1,471

Total costs expected to be incurred	$1,194	$1,465	$--	$2,659

Accrual balance at December 31, 2006	$--	$212	$--	$212
Provisions	92	884	--	976
Amounts paid	(92)	(1,096)	--	(1,188)

Accrual balance at March 31, 2007	$--	$--	$--	$--

Impairment Charge

      During the first quarter of 2007, the Company recorded an impairment charge of $6,150 to reflect the revised estimated fair value of goodwill related to its Defiance Testing and Engineering Services business, which is included in the manufacturing segment. The impairment was recorded due to a more likely than not expectation that the business would be sold and was determined based upon offers to purchase the business.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 10 – Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,

	2007	2006

Pension Benefits
Service cost	$383	$418
Interest cost	3,335	3,335
Expected return on plan assets	(3,752)	(3,717)
Amortization of net:
Prior service cost	34	16
Loss	29	23

Net periodic benefit cost	$29	$75

	Three Months Ended
	March 31,

	2007	2006

Other Postretirement Benefits
Service cost	$353	$335
Interest cost	697	667
Expected return on plan assets	--	--
Amortization of net:
Prior service cost	(1,086)	(1,085)
Loss	32	26

Net periodic benefit cost (income)	$(4)	$(57)

      During 2007, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, and announced the closure of one of its manufacturing facilities. These actions resulted in net curtailment gains of $555.

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

     On December 22, 2006, the Company announced that it had signed a definitive agreement to sell its Noma wire and cable assembly business to Electrical Components International, Inc. for $75,000, plus a working capital adjustment. The transaction was completed on February 16, 2007. Accordingly, in the fourth quarter of 2006, the Company recorded an impairment charge of $11,907 in order to reflect the net assets to be sold at net realizable value, which has been included in income (loss) from discontinued operations, related to property, plant and equipment, goodwill and other intangible assets. This business was formerly reported as part of the manufacturing segment. GenTek’s wire and cable manufacturing business has and will continue to supply the Noma wire and cable assembly business with wire used as a raw material. These sales are expected

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

to continue through 2007, after which time any future sales will be subject to open market bidding. The principal factors used to conclude that the expected continuing cash flows are not direct cash flows were the length of time the transactions are expected to continue and the magnitude of the expected transactions versus the expected amount of revenue for the Noma wire and cable assembly business. Based on these and other factors, the expected continuing cash flows are not expected to be significant. Revenues between the wire and cable manufacturing business and the Noma wire and cable assembly business that were previously eliminated in consolidation were $3,007 and $8,268 for the three months ended March 31, 2007 and 2006, respectively.

     Because the net proceeds of the Noma wire and cable assembly business sale are required to be used to repay certain outstanding indebtedness, interest expense of $677 and $1,295 for the three months ending March 31, 2007 and 2006, respectively, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the periods on the debt that requires the repayment.

     The components of assets held for sale were as follows:

	March 31,	December 31,
	2007	2006

Accounts receivable	$--	$37,965
Inventories	--	40,686
Other current assets	--	2,389
Property, plant and equipment	7,291	23,008
Other assets	--	7,496

	$7,291	$111,544

The components of liabilities of businesses held for sale were as follows:

	March 31,	December 31,
	2007	2006

Accounts payable	$--	$20,002
Accrued liabilities	--	9,468
Current portion of long-term debt	--	457
Long-term debt	--	589

	$--	$30,516

      The businesses included in discontinued operations had revenues of $32,775 and $107,274 and pretax loss of $(2,717) and $(3,012) for the three months ended March 31, 2007 and 2006, respectively.

Note 12 – Acquisitions

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

	Three Months Ended
	March 31,

	2007	2006

Net revenues	$159,325	$166,981
Net income (loss)	(3,209)	2,186
Net income (loss) per share:
Basic	$(0.31)	$0.22
Diluted	(0.31)	0.21

Note 13 – Subsequent Event

      On April 27, 2007, the Company signed an agreement to sell its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. for $17,000 in cash, plus a working capital adjustment. The transaction is expected to close in June 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

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

Results of Operations

     The following table sets forth certain line items from our Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended
	March 31,

	2007		2006

	(Dollars in millions)
Net revenues	$158.8	100%	$143.4	100%
Cost of sales	131.5	83	116.5	81
Selling, general and administrative expense	12.6	8	12.6	9
Restructuring and impairment charges	7.4	5	0.5	--
Pension curtailment and settlement (gains) losses	(0.6)	--	--	--

Operating profit	7.9	5	13.8	10
Interest expense	6.8	4	6.8	5
Interest income	0.3	--	0.2	--
Other (income) expense, net	(0.1)	--	0.1	--
Income tax provision	3.2	2	2.3	2

Income (loss) from continuing operations	(1.7)	(1)	4.8	3
Loss from discontinued operations	(1.6)	(1)	(1.4)	(1)

Net income	$(3.3)	(2)%	3.4	2%

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

     Net revenues were $159 million for the three-month period ended March 31, 2007 compared with $143 million for the comparable prior year period. The increase was primarily due to higher sales of $8 million in the performance chemicals segment and $7 million in the manufacturing segment. The increase in the performance chemicals segment is due primarily to strong sales into the water treatment market. The increase in the manufacturing segment is the result of higher sales in the automotive market due to the acquisition of Precision Engine Products in 2006.

     Gross profit was $27 million for the three-month period ended March 31, 2007 as compared with $27 million for the comparable prior year period. This reflects higher gross profit in the performance chemicals segment of $2 million, partly offset by a decrease in the manufacturing segment of $1 million. The increase in the performance chemicals segment gross profit was primarily driven by the strong revenue performance in the water treatment market.

     Selling, general and administrative expense was $13 million for the three-month period ended March 31, 2007 which was flat to the comparable prior year period. 2007 expense benefited from a $0.7 million settlement related to prior insurance costs.

     Restructuring and impairment charges were $7 million for the three-month period ended March 31, 2007 compared to $1 million for the comparable period in the prior year. The charges recorded in 2007 are primarily associated with the impairment of goodwill relating to the Defiance Testing and Engineering Services business in the Manufacturing segment.

     Operating profit was $8 million for the three-month period ended March 31, 2007 as compared with $14 million for the comparable prior year period. The reduced operating profit in 2007 was primarily the result of increased restructuring and impairment charges in the first quarter of 2007. Gross Margin and SG&A expenses were essentially flat vs. the first quarter of 2006.

     Interest expense was $7 million for the three-month period ended March 31, 2007 which was flat with the comparable prior year period.

     The effective income tax rate for the three-month period ended March 31, 2007 was approximately 215 percent, which is much greater than the 33 percent rate in the comparable prior period. The effective income tax rate reflects the impact of the goodwill impairment which reduced book pre-tax income without a corresponding tax benefit.

Results of Operations by Segment

	Three Months Ended
	March 31,

	2007	2006

Net Revenues	(In millions)
Manufacturing	$65.4	$58.2
Performance chemicals	93.4	85.2

Total	$158.9	$143.4

	Three Months Ended
	March 31,

	2007(1)	2006(2)

Operating Profit (Loss)	(In millions)

Manufacturing	$(2.0)	$5.6
Performance chemicals	10.8	9.9
Corporate	(0.8)	(1.7)

Total	$7.9	$13.8

(1)	Includes restructuring and impairment charges of $6.3 million in the manufacturing segment and $1.1 million in the performance chemicals segment.

(2)	Includes restructuring and impairment charges of $0.4 million in the manufacturing segment and $0.1 million in the performance chemicals segment.

Manufacturing Segment

     Net revenues for the manufacturing segment were $65 million for the three-month period ended March 31, 2007 as compared to $58 million for the comparable prior year period. This increase was principally due to higher sales in the automotive market. The results of the automotive business reflect reduced sales volumes in the base business more than offset by the acquisition of Precision Engine Products in the third quarter of 2006. Gross profit was $10 million for the three-month period ended March 31, 2007 as compared to $11 million for the comparable prior year period. The decrease in gross profit was primarily due to reduced volumes in the automotive market base business. Selling, general and administrative expense was $5 million for the three-month period ended March 31, 2007 which was flat with the comparable prior year period. Operating loss of $2 million for the three-month period ended March 31, 2007 compared to an operating profit of $6 million for the comparable prior year period. The operating results were driven by the restructuring and impairment charges taken in the three-month period ended March 31, 2007 combined with reduced gross profit in the base automotive business.

Performance Chemicals Segment

     Net revenues for the performance chemicals segment were $93 million for the three-month period ended March 31, 2007 as compared to $85 million for the comparable prior year period. This was due to higher sales in the Company’s water treatment market and personal care products market of $8 million and $1 million, respectively, partly offset by lower sales in the chemical processing market of $2 million primarily due to the closure of the Newark facility. The increase in sales was primarily the result of the higher average pricing and the impact of the acquisitions made in 2006 which are reflected in the water treatment market sales. Gross profit was $18 million for the three-month period ended March 31, 2007 as compared to $16 million for the comparable prior year period. The increase in gross profit is primarily attributable to strong revenue performance, partially offset by higher raw material costs. Selling, general and administrative expense was $7 million for the three-month period ended March 31, 2007 compared with $6 million for the comparable prior year period. Operating profit was $11 million for the three-month period ended March 31, 2007 which was favorable $1 million from the comparable prior period.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $7 million at March 31, 2007, compared to $6 million at December 31, 2006. Significant cash flows during the 2007 period included capital expenditures of $4 million, debt payments of $114 million, cash used for operating activities of $5 million and acquisitions of $3 million, offset by proceeds from sales of assets of $76 million and borrowings of $52 million.

     The Company had working capital of $88 million at March 31, 2007 as compared to working capital of $148 million at December 31, 2006. This decrease in working capital principally reflects a decrease in assets held for sale due to the sale of the Noma wire and cable harness assembly business, partially offset by increases in accounts receivable and inventory.

     On March 19, 2007, the Company completed an amendment to its credit facilities which enabled it to increase borrowings under the first lien term loan by $50 million and to use these borrowings and the net proceeds from the Noma wire and cable harness assembly business sale to redeem the entire second lien term loan.

     Cash payments for employee termination costs and facility exit costs totaled $1 million in the three months ended March 31, 2007.

     During the first three months of 2007, the Company made $4 million of capital expenditures and expects to make approximately $31-36 million of capital expenditures during the remainder of the year.

     Management believes that the Company's cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements during the remainder of 2007.

Off-Balance Sheet Arrangements

     The Company has approximately $10 million of standby letters of credit outstanding as of March 31, 2007.

Contractual Obligations

     On March 19, 2007, the Company repaid the entire second lien term loan balance of $113 million, which was included in the contractual obligations table in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under long-term debt, with payments due after five years, and borrowed $50 million of additional first lien term loan debt, with payments due of $0.4 million in less than one year, $1 million in one to three years, and $48.6 million in four to five years.

Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption, which was accounted for as a cumulative effect adjustment, resulted in an increase to the January 1, 2007 balance of retained deficit of $2.8 million. The total amount of unrecognized tax benefits as of January 1, 2007 was $13.5 million, of which $11.5 million would, if recognized, affect the effective tax rate.

Subsequent Event

     On April 27, 2007, the Company signed an agreement to sell its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. for $17 million in cash, plus a working capital adjustment. The transaction is expected to close in June 2007.

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

Interest rate risk

     At March 31, 2007, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $280 million as of March 31, 2007, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

		Weighted-Average Interest Rate at
Principal Balance	Fair Value	March 31, 2007	Scheduled Maturity
$268 million	$269 million	7.35%	February 28, 2011
$12 million	$12 million	8.95%	February 28, 2010

     In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $1 million at March 31, 2007.

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

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.
NONE
Item 1A.	Risk Factors
There have been no material changes from risk factors as previously disclosed by the
Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE
Item 3.	Defaults Upon Senior Securities.
NONE
Item 4.	Submission of Matters to a Vote of Security Holders.
NONE
Item 5.	Other Information.
NONE
Item 6.	Exhibits.

Exhibit No.	Description

2.1	Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated August 28, 2003, as filed with the United States Bankruptcy Court for the District of Delaware on August 28, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.2	First Modification to Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated October 3, 2003 as filed with the United States Bankruptcy Court for the District of Delaware on October 3, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.3	Order confirming Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, as Modified, as entered by the United States Bankruptcy Court for the District of Delaware on October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

3.1	Third Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of May 9, 2006 (incorporated by reference to the Registrant’s Form 10-Q, dated March 31, 2006, as filed with the Securities and Exchange Commission).

3.2	Amended and Restated By-Laws of GenTek Inc., effective as of March 9, 2006 (incorporated by reference to the Registrant's Form 8-K/A, dated March 9, 2006, as filed with the Securities and Exchange Commission).

4.1	GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.2	GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.1	Form of Registration Rights Agreement by and among the Company and the holders named therein dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.2	GenTek Inc. 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003, as filed with the Securities and Exchange Commission).

10.3	GenTek Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission).

10.4	Form of Indemnification Agreement (incorporated by reference to the Registrant's Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.5	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.6	Tax Sharing Agreement between GenTek Inc. and the General Chemical Group Inc. (incorporated by reference to the Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.7	Share Purchase Agreement by and among ADC Telecommunications Inc., Krone International Holding Inc., Krone Digital Communications Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission).

10.8	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Form of Emergence Shares Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.10	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10- Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.13	Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.14	First Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.15	Second Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.16	Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.17	Employment agreement with Andrew Hines, dated September 21, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.18	Employment agreement with Maximo Vargas, dated September 22, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.19	Asset Purchase Agreement dated April 3, 2006 between Noma Company and Southwire Canada Company (incorporated by reference to the Registrant’s Form 8-K dated April 3, 2006, as filed with the Securities and Exchange Commission).

10.20	First Amendment to First Lien Credit and Guaranty Agreement and Pledge and Security Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.21	First Amendment to Second Lien Credit and Guaranty Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.22	Asset Purchase Agreement dated June 30, 2006 between Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (incorporated by reference to the Registrant’s Form 8-K dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.23	Second Amendment to First Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.24	Second Amendment to Second Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.25	Letter Agreement with James Imbriaco, dated July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K dated August 4, 2006, as filed with the Securities and Exchange Commission).

10.26	Asset Purchase Agreement dated December 22, 2006 between Electrical Components International, Inc., Noma Holding Inc. and GenTek Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 22, 2006, as filed with the Securities and Exchange Commission).

10.27	Third Amendment to First Lien Credit and Guaranty Agreement and waiver dated March 19, 2007 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2006, as filed with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.

Registrant

Date	May 15, 2007	/s/	William E. Redmond, Jr.

William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	May 15, 2007	/s/	Thomas B. Testa

Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)