Form 10-Q/A
period 2007-03-31
GENTEK INC
filed 2007-08-29
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q as of and for the period ended March 31, 2007, initially filed with the Securities and Exchange Commission on May 15, 2007, is being filed to reflect the restatement of our Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2007 and 2006 and our Condensed Consolidated Balance Sheet as of March 31, 2007, and the notes related thereto. Additionally, amended to reflect the effects of these changes are Part I, Item 2,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4, “Controls and Procedures”.

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the period ended March 31, 2007, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Condensed Consolidated Statements of Cash Flows rather than as non-cash investing activities. In addition, deferred financing costs and amounts borrowed and repaid on its revolving credit facility during the first quarter of 2007 were presented net in Issuance of long term debt, rather than showing the financing costs paid, proceeds and repayments separately. As a result, the Company has restated the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2007 and March 31, 2006.

Management also identified certain errors in their adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The Company incorrectly included a deferred tax for the non-taxable portion of the transition adjustment related to previously unrecognized accumulated actuarial gains due to the impact of the federal subsidy provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). As a result, the Company has restated the condensed consolidated balance sheet as of March 31, 2007.

In addition to the aforementioned restatements, subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the period ended March 31, 2007, management determined that there were errors as of and for the year ended December 31, 2006 in the adoption of the recognition and disclosure provisions of SFAS 158 relating to the inappropriate inclusion of the transition adjustment within comprehensive income; the inclusion of certain minimum pension liability adjustments within the transition adjustment and deferred taxes established for the Act’ Securities and Exchange Commission.

See Note 14 to the condensed consolidated financial statements for more information.

GENTEK INC.

FORM 10-Q/A

QUARTERLY PERIOD ENDED MARCH 31, 2007

INDEX

		Page No.
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2007 and 2006	1
	Condensed Consolidated Balance Sheets – March 31, 2007 and December 31, 2006 (as Restated)	2
	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2007 (as Restated) and 2006 (as Restated)	3-4
	Condensed Consolidated Statement of Changes in Equity – Year ended December 31, 2006 (as Restated) and Three Months Ended March 31, 2007	5
	Notes to the Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17-18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19-22
SIGNATURES		23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2007	2006

Net revenues	$158,856	$143,413
Cost of sales	131,488	116,539
Selling, general and administrative expense	12,612	12,580
Restructuring and impairment charges	7,432	501
Pension curtailment and settlement (gains) losses	(555)	--

Operating profit	7,879	13,793
Interest expense	6,801	6,753
Interest income	321	167
Other (income) expense, net	(84)	130

Income from continuing operations before income taxes	1,483	7,077
Income tax provision	3,193	2,328

Income (loss) from continuing operations	(1,710)	4,749
Loss from discontinued operations (net of tax benefit of $1,166 and $1,649, respectively)	(1,551)	(1,362)

Net income (loss)	$(3,261)	$3,387

Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.17)	$0.47
Loss from discontinued operations	(0.15)	(0.13)

Net income (loss)	$(0.32)	$0.33

Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(0.17)	$0.46
Loss from discontinued operations	(0.15)	(0.13)

Net income (loss)	$(0.32)	$0.33

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (unaudited)

	March 31,	December 31,
	2007	2006

	As Restated — See Note 14	As Restated — See Note 14
ASSETS
Current assets:
Cash and cash equivalents	$7,295	$5,715
Receivables, net	90,679	80,413
Inventories	49,269	46,885
Deferred income taxes	31,675	31,578
Assets held for sale	7,291	111,544
Other current assets	5,234	6,811

Total current assets	191,443	282,946
Property, plant and equipment, net	229,531	232,180
Goodwill	147,013	150,253
Intangible assets, net	55,962	56,703
Other assets	7,584	8,124

Total assets	$631,533	$730,206

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,114	$43,026
Accrued liabilities	55,007	57,021
Current portion of long-term debt	5,136	4,612
Liabilities of businesses held for sale	--	30,516

Total current liabilities	103,257	135,175
Long-term debt	278,673	340,687
Pension and postretirement obligations	78,821	85,501
Other liabilities	69,157	70,364

Total liabilities	529,908	631,727

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	--	--
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,396,576 and 10,359,716 shares at March 31, 2007 and December 31, 2006, respectively	84,842	83,516
Warrants	8,298	8,355
Accumulated other comprehensive income	11,054	8,550
Retained deficit	(2,138)	(1,678)
Treasury stock, at cost: 16,659 and 12,198 shares at March 31, 2007 and December 31, 2006, respectively	(431)	(264)

Total equity	101,625	98,479

Total liabilities and equity	$631,533	$730,206

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,

	2007	2006

	As Restated — See Note 14	As Restated — See Note 14
Cash flows from operating activities:
Net income (loss)	$(3,261)	$3,387
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Discontinued operations	1,551	1,362
Pension curtailment gains	(555)	--
Depreciation and amortization	9,457	8,748
Asset impairment charge	6,150	--
Net (gain) loss on disposition of long-term assets	41	(6)
Long-term incentive plan costs	539	310
Excess tax benefit from stock option exercises	(318)	(35)
Increase in receivables	(8,667)	(4,570)
Increase in inventories	(1,934)	(4,961)
(Increase) decrease in deferred tax assets	(1,803)	169
Increase in accounts payable	4,268	5,703
Decrease in accrued liabilities	(356)	(5,244)
Change in other liabilities and assets, net	4,376	2,092

Net cash provided by continuing operations	9,488	6,955
Net cash used for discontinued operations	(11,215)	(11,241)

Net cash used for operating activities	(1,727)	(4,286)

Cash flows from investing activities:
Capital expenditures	(7,902)	(4,130)
Proceeds from sales or disposals of long-term assets	1,126	70
Proceeds from short-term investments	--	2,367
Acquisition of businesses, net of cash acquired*	(3,203)	--

Net cash used for continuing operations	(9,979)	(1,693)
Net cash provided by discontinued operations	74,954	5,088

Net cash provided by investing activities	64,975	3,395

Cash flows from financing activities:
Proceeds from revolving credit facility	22,500	--
Repayment of revolving credit facility	(20,500)	--
Issuance of long-term debt	50,000	--
Repayment of long-term debt	(113,634)	(588)
Deferred financing costs	(302)	--
Dividends	--	(2,367)
Exercise of stock options and warrants	173	191
Excess tax benefits from stock option exercises	318	35
Acquisition of treasury stock	(167)	(54)

Net cash used for continuing operations	(61,612)	(2,783)
Net cash used for discontinued operations	(73)	(1,421)

Net cash used for financing activities	(61,685)	(4,204)

Effect of exchange rate changes on cash	17	21

Increase (decrease) in cash and cash equivalents	1,580	(5,074)
Cash and cash equivalents at beginning of period	5,715	11,644

Cash and cash equivalents at end of period	$7,295	$6,570

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

Supplemental information:
Cash paid for income taxes[1]	$481	$95

Cash paid for interest[2]	$8,549	$7,181

Capital expenditures incurred but not yet paid	$2,001	$1,361

[1]—Does not include cash paid for income taxes related to discontinued operations of $49 and $917 for the three months ended March 31, 2007 and 2006, respectively.

[2]—Does not include cash paid for interest related to discontinued operations of $0 and $288 for the three months ended March 31, 2007 and 2006, respectively.

*Acquisition of businesses, net of cash acquired:
Working capital, other than cash	$(215)	$--
Property, plant and equipment	(87)	--
Other assets	(2,901)	--

Total cash used to acquire businesses	$(3,203)	$--

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Year Ended December 31, 2006 (as restated – see Note 14) and the Three Months Ended March 31, 2007
(In thousands)
(unaudited)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total

Balance at January 1, 2006	$81,395	$(859)	$8,361	$(86)	$(3,861)	$425	$85,375
Components of comprehensive income:
Net loss	--	--	--	--	--	(2,103)	(2,103)
Minimum pension liability adjustment (net
of tax of $2,494) (as Restated – See Note 14)	--	--	--	--	3,811	--	3,811
Foreign currency translation adjustments
(net of tax of $59)	--	--	--	--	92	--	92
Change in unrealized gain on derivative
instruments (net of tax of $157)	--	--	--	--	239	--	239
Comprehensive income (as Restated –
See Note 14							2,039
Adjustment to initially apply FASB
Statement No. 158 (net of tax of
$1,198) (as Restated – See Note 14)	--	--	--	--	8,269	--	8,269
Long-term incentive plan grants, net	1,243	859	--	--	--	--	2,102
Exercise of warrants	48	--	(6)	--	--	--	42
Exercise of stock options	830	--	--	--	--	--	830
Acquisition of treasury stock	--	--	--	(178)	--	--	(178)
Balance at December 31, 2006 (as Restated – See
Note 14)	83,516	--	8,355	(264)	8,550	(1,678)	98,479
Cumulative effect of change in accounting for
uncertain tax positions	--	--	--	--	--	2,801	2,801
Components of comprehensive income:
Net loss	--	--	--	--	--	(3,261)	(3,261)
Pension liability adjustment (net of tax of $1,827)	--	--	--	--	2,793	--	2,793
Foreign currency translation adjustments
(net of tax of $61)	--	--	--	--	92	--	92
Change in unrealized gain on derivative
instruments (net of tax of $(248))	--	--	--	--	(381)	--	(381)

Comprehensive income (loss)							(757)
Long-term incentive plan, net	1,096	--	--	--	--	--	1,096
Exercise of stock options	173	--	--	--	--	--	173
Acquisition of treasury stock	--	--	--	(167)	--	--	(167)
Exercise of warrants	57	--	(57)	--	--	--	--
Balance at March 31, 2007	$84,842	$--	$8,298	$(431)	$11,054	$(2,138)	$101,625

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007. These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

     In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.

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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 7 – Stock Incentive Plans

      Compensation cost recorded for stock-based compensation under the long-term incentive plan was $539 and $310 for the three months ended March 31, 2007 and 2006, respectively. There were no stock-based awards granted during the three months ended March 31, 2007.

Note 8 – Segment Information

	Three Months Ended
	March 31,

	2007	2006

Net Revenues
Manufacturing	$65,407	$58,175
Performance chemicals	93,449	85,238

Consolidated	$158,856	$143,413

	Three Months Ended
	March 31,

	2007	2006

Operating Profit
Manufacturing	$(2,038)	$5,580
Performance chemicals	10,765	9,887
Corporate	(848)	(1,674)

Consolidated	7,879	13,793
Interest expense	6,801	6,753
Other (income) expense, net	(405)	(37)

Consolidated income from continuing operations before income taxes	$1,483	$7,077

	Three Months Ended
	March 31,

	2007	2006

Capital Expenditures
Manufacturing	$1,357	$915
Performance chemicals	6,426	3,215
Corporate	$119	$—

Consolidated	$7,902	$4,130

	Three Months Ended
	March 31,

	2007	2006

Depreciation and Amortization
Manufacturing	$4,376	$3,862
Performance chemicals	4,687	4,416
Corporate	394	470

Consolidated	$9,457	$8,748

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

      The businesses included in discontinued operations had revenues of $32,775 and $107,274 and pretax loss of $(2,717) and $(3,011) for the three months ended March 31, 2007 and 2006, respectively.

Note 12 – Acquisitions

     On February 6, 2007, the Company acquired the assets of Chalum, Inc. for approximately $3,200. The acquisition included the manufacturing facility in Sacaton, Arizona. Chalum produces aluminum sulfate for the greater Phoenix, Arizona municipal water treatment market.

     On September 21, 2006, the Company acquired the assets of GAC MidAmerica, Inc. The acquisition included manufacturing facilities in Toledo, Ohio, Indianapolis, Indiana, and Saukville, Wisconsin. GAC produces aluminum sulfate and bleach, as well as distributing specialty water treatment chemicals, sulfuric acid and caustic soda. The purchase price of the transaction was $8,266.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

     On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The purchase price of the transaction was $26,262 in cash, plus the potential of an earn out for Stanadyne of $10,000 twelve months later, based on certain performance metrics being achieved post closing.

     On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, New Jersey. Repauno Products manufactures sodium nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The purchase price of the transaction was $6,057.

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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(unaudited)

Note 14 – Restatements

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended March 31, 2007 management determined there were errors in the condensed consolidated statement of cash flows related to the treatment of costs of property, plant and equipment included in accounts payable and the presentation of deferred financing costs and the amounts borrowed and paid on the Company’s revolving credit facility. The condensed consolidated statements of cash flows as reported for the three months ended March 31, 2007 and 2006, included $3,721 and $1,340 in changes in accounts payable balances, respectively, related to payments made for property, plant and equipment rather than being included in capital expenditures within cash flows from investing activities . Additionally, the $2,001 and $1,361 unpaid portion of the property, plant and equipment, respectively, were not appropriately disclosed as non-cash investing activity in the supplemental disclosure of cash flow information. Further, the condensed consolidated statements of cash flows as reported for the three months ended March 31, 2007 reported on a net basis issuance of long term debt, deferred financing costs and amounts borrowed and paid on the Company’s revolving credit facility as opposed to being reported separately. As a result of these errors, the Company restated the condensed consolidated statement of cash flows for the three months ended March 31, 2007 and 2006.

     In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under this standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheet as well as recognize changes in that funded status in the year in which the changes occur, through charges or credits to comprehensive income. During the second quarter of 2007 management identified the following errors in their adoption of the recognition and disclosure provisions of SFAS 158 as of December 31, 2006:

•	The transition adjustment classified as the adjustment to initially apply FASB Statement No. 158 was incorrectly included as part of comprehensive income in the consolidated statement of changes in equity for the year ended December 31, 2006 rather than reflected as an adjustment to the ending balance of accumulated other comprehensive income as of December 31, 2006.

•	The adjustment to initially apply FASB Statement No. 158 incorrectly included a portion of the minimum pension liability adjustment, which is recognized as part of comprehensive income. This immaterial error resulted in an understatement of comprehensive income as the minimum pension liability adjustment was understated by $3,379 and the adjustment to initially apply FASB Statement No. 158 was overstated by the same amount in the consolidated statement of changes in equity for the year ended December 31, 2006.

•	The Company incorrectly included the portion of the transition adjustment related to previously unrecognized accumulated actuarial gains due to the impact of the federal subsidy provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in calculating the deferred tax impact of the transition adjustment to the accumulated projected benefit obligation for other postretirement benefits. However, no deferred taxes should have been recorded related to this portion of the transition adjustment as the federal subsidy is non-taxable. As a result of this immaterial error, the adjustment to initially apply FASB Statement No. 158 to accumulated other comprehensive income was understated by $2,546 and the net deferred tax balance included in other liabilities was overstated by the same amount at December 31, 2006 and March 31, 2007.

     The Company will correct the December 31, 2006 errors in their next Form 10-K filing. None of the aforementioned errors have an impact on the previously reported consolidated statements of operations for the year ended December 31, 2006 or the three months ended March 31, 2007 and 2006.

     As a result of the items discussed above, the accompanying condensed consolidated balance sheet as of December 31, 2006 and March 31, 2007, the condensed consolidated statement of changes in equity for the year ended December 31, 2006 and the condensed consolidated statement of cash flows for the three months ended March 31, 2007 and 2006 have been restated as follows:

Condensed consolidated statement of cash flows - three months ended	As Previously
March 31, 2007:	Reported		Adjustment	As Restated
Cash flows from operating activities:
Increase in accounts payable	$ 547		$ 3,721	$ 4,268
Net cash provided by continuing operations	5,767		3,721	9,488
Net cash used for operating activities	(5,448)		3,721	(1,727)
Cash flows from investing activities:
Capital expenditures	(4,181)		(3,721)	(7,902)
Net cash used for continuing operations	(6,258)		(3,721)	(9,979)
Net cash provided by investing activities	68,696		(3,721)	64,975
Cash flows from financing activities:
Proceeds from revolving credit facility	—		22,500	22,500
Repayment of revolving credit facility	—		(20,500)	(20,500)
Issuance of long term debt	51,698		(1,698)	50,000
Deferred financing costs	—		(302)	(302)
Supplemental information
Capital expenditures incurred but not yet paid	—		2,001	2,001

Condensed consolidated statement of cash flows - three months ended
March 31, 2006:
Cash flows from operating activities:
Increase in accounts payable	4,363		1,340	5,703
Net cash provided by continuing operations	5,615		1,340	6,955
Net cash used for operating activities	(5,626)		1,340	(4,286)
Cash flows from investing activities:
Capital expenditures	(2,790)		(1,340)	(4,130)
Net cash used for continuing operations	(353)		(1,340)	(1,693)
Net cash provided by investing activities	4,735		(1,340)	3,395
Supplemental information
Capital expenditures incurred but not yet paid	—		1,361	1,361

Condensed consolidated balance sheet – December 31, 2006:
Other liabilities		72,910	(2,546)	70,364
Total liabilities		634,273	(2,546)	631,727
Accumulated other comprehensive
income		6,004	2,546	8,550
Total equity		95,933	2,546	98,479
Condensed consolidated statement of changes in equity – Year ended
December 31, 2006:
Minimum pension liability
adjustment		432	3,379	3,811
Comprehensive income		7,762	(5,723)	2,039
Adjustment to initially apply FASB Statement
No. 158		9,102	(833)	8,269
Accumulated other comprehensive
income		6,004	2,546	8,550
Condensed consolidated balance sheet – March 31, 2007:
Other liabilities		71,703	(2,546)	69,157
Total liabilities		532,454	(2,546)	529,908
Accumulated other comprehensive income		8,508	2,546	11,054
Total equity		99,079	2,546	101,625

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 14 – Restatements to the condensed consolidated financial statements.

     This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $7 million at March 31, 2007, compared to $6 million at December 31, 2006. Significant cash flows during the 2007 period included capital expenditures of $8 million, net debt payments of $62 million, cash used for operating activities of $2 million and acquisitions of $3 million, offset by proceeds from sales of assets of $76 million.

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

     The Company expects to make approximately $35-40 million of capital expenditures during 2007.

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

Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption, which was accounted for as a cumulative effect adjustment, resulted in an increase to the January 1, 2007 balance of retained earnings (deficit) of $2.8 million. The total amount of unrecognized tax benefits as of January 1, 2007 was $13.5 million, of which $11.5 million would, if recognized, affect the effective tax rate.

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

     In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.

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

Item 4. Controls and Procedures.

Restatement of Previously Issued Financial Statements

      Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended March 31, 2007, management determined that it had inappropriately included amounts accrued for the purchase of property, plant and equipment in Changes in accounts payable in the Cash Flows from Operating Activities and in Capital expenditures in the Cash Flows from Investing Activities on its Condensed Consolidated Statements of Cash Flows rather than as non-cash investing activities. In addition, deferred financing costs and amounts borrowed and repaid on its revolving credit facility were presented net in proceeds of long term debt, rather than showing the proceeds and repayments separately. As a result, the Company has restated the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2007 and March 31, 2006. Management also identified certain errors in their adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). As a result, the Company has restated the Condensed Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007 and the Condensed Consolidated Statement of Changes in Equity for the year ended December 31, 2006.

(a) Disclosure Controls and Procedures

      In connection with the restatement noted above, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007 to determine whether the restatement changes management’s original conclusion on disclosure controls and procedures for the period ended March 31, 2007. Based on this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

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

GENTEK INC.

Registrant

Date	August 29, 2007	/s/	William E. Redmond, Jr.

William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	August 29, 2007	/s/	Thomas B. Testa

Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)