Form 10-Q
period 2007-06-30
GENTEK INC
filed 2007-08-29
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Large Accelerated Filer Accelerated Filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X No

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2007 was 10,710,301.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2007

INDEX

		Page No.
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations – Three and Six Months
Ended June 30, 2007 and 2006		1

Condensed Consolidated Balance Sheets – June 30, 2007 and
December 31, 2006 (as Restated)		2

Condensed Consolidated Statements of Cash Flows –Six Months
Ended June 30, 2007 and 2006 (as Restated)		3-4

Condensed Consolidated Statement of Changes in Equity – Year ended December 31, 2006
(as Restated) and Six Months Ended June 30, 2007		5

Notes to the Condensed Consolidated Financial Statements		6-15

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22-23

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24-25

Item 5.	Other Information	25

Item 6.	Exhibits	25-28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$159,459	$148,372	$314,388	$286,961
Cost of sales	131,529	119,646	259,404	232,383
Selling, general and administrative expense	13,260	12,572	25,556	24,778
Restructuring and impairment charges	1,587	851	2,868	1,353
Pension curtailment and settlement gains	(140)	(635)	(695)	(635)
Operating profit	13,223	15,938	27,255	29,082
Interest expense	5,546	9,840	12,348	16,593
Interest income	39	172	356	330
Other (income) expense, net	(224)	136	(221)	234
Income from continuing operations before
income taxes	7,940	6,134	15,484	12,585
Income tax provision	3,260	3,218	6,392	5,278
Income from continuing operations	4,680	2,916	9,092	7,307
Income (loss) from discontinued operations (net of tax
(benefit) of $(218), $ (717), $(1,323) and $(2,099),
respectively)	365	1,237	(7,308)	233
Net income	$5,045	$4,153	$1,784	$7,540

Income per common share – basic:
Income from continuing operations	$0.45	$0.29	$0.89	$0.72
Income (loss) from discontinued operations	0.04	0.12	(0.71)	0.02
Net income	$0.49	$0.41	$0.17	$0.74

Income per common share – assuming dilution:
Income from continuing operations	$0.40	$0.27	$0.78	$0.69
Income (loss) from discontinued operations	0.03	0.11	(0.63)	0.02
Net income	$0.43	$0.38	$0.15	$0.71

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
		As Restated –
		See Note 13
ASSETS
Current assets:
Cash and cash equivalents	$5,682	$5,237
Receivables, net	95,557	77,305
Inventories	54,292	46,885
Deferred income taxes	31,921	31,578
Assets held for sale	19,133	136,294
Other current assets	7,081	6,511
Total current assets	213,666	303,810
Property, plant and equipment, net	222,453	224,102
Goodwill	142,563	139,497
Intangible assets, net	53,364	54,703
Other assets	8,059	8,094
Total assets	$640,105	$730,206

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,107	$42,639
Accrued liabilities	55,399	56,181
Current portion of long-term debt	3,821	4,612
Liabilities of businesses held for sale	1,958	32,753
Total current liabilities	106,285	136,185
Long-term debt	277,408	340,687
Pension and postretirement obligations	71,227	85,501
Other liabilities	71,757	69,354
Total liabilities	526,677	631,727
Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding
Common Stock, no par value; authorized: 100,000,000 shares; issued:
10,629,408 and 10,359,716 shares at June 30, 2007 and December 31,
2006, respectively	86,843	83,516
Warrants	8,298	8,355
Accumulated other comprehensive income	16,047	8,550
Retained earnings (deficit)	2,907	(1,678)
Treasury stock, at cost: 23,502 and 12,198 shares at June 30,
2007 and December 31, 2006, respectively	(667)	(264)
Total equity	113,428	98,479
Total liabilities and equity	$640,105	$730,206

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
		As Restated –
		See Note 13
Cash flows from operating activities:
Net income	$1,784	$7,540
Adjustments to reconcile net income to net cash provided by
operating activities:
Discontinued operations	7,308	(233)
Pension curtailment gains	(695)	(635)
Depreciation and amortization	18,138	16,295
Asset impairment charge	--	503
Net loss on disposition of long-term assets	32	84
Long-term incentive plan costs	1,781	734
Excess tax benefit from stock option exercises	(612)	(142)
Increase in receivables	(15,618)	(17,047)
Increase in inventories	(6,749)	(3,114)
Increase in deferred tax assets	(4,649)	(827)
Increase in accounts payable	5,268	6,981
Increase in accrued liabilities	1,357	2,217
Change in other liabilities and assets, net	8,085	1,344
Net cash provided by continuing operations	15,430	13,700
Net cash used for discontinued operations	(15,131)	(10,700)
Net cash provided by operating activities	299	3,000
Cash flows from investing activities:
Capital expenditures	(14,488)	(8,886)
Proceeds from sales of long-term assets	1,126	185
Proceeds from short-term investments	--	2,367
Acquisition of businesses, net of cash acquired*	(3,203)	--
Net cash used for continuing operations	(16,565)	(6,334)
Net cash provided by discontinued operations	80,254	29,067
Net cash provided by investing activities	63,689	22,733
Cash flows from financing activities:
Proceeds from revolving credit facility	77,750	--
Repayment of revolving credit facility	(76,250)	--
Issuance of long-term debt	50,000	--
Repayment of long-term debt	(114,394)	(23,176)
Deferred financing costs	(378)	(396)
Dividends	--	(2,367)
Exercise of stock options and warrants	638	517
Excess tax benefits from stock option exercises	612	142
Acquisition of treasury stock	(403)	(128)
Net cash used for continuing operations	(62,425)	(25,408)
Net cash used for discontinued operations	(1,393)	(1,525)
Net cash used for financing activities	(63,818)	(26,933)
Effect of exchange rate changes on cash	275	82
Increase (decrease) in cash and cash equivalents	445	(1,118)
Cash and cash equivalents at beginning of period	5,237	10,631
Cash and cash equivalents at end of period	$5,682	$9,513

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

Supplemental information:
Cash paid for income taxes	$674	$2,379
Cash paid for interest	$13,831	$15,539
Capital expenditures incurred but not yet paid	$2,347	$1,539

*Acqusition of businesses, net of cash acquired:
Working capital, other than cash	$(215)	$--
Property, plant and equipment	(87)	--
Other assets	(2,901)	--
Total cash used to acquire businesses	$(3,203)	$--

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Year Ended December 31, 2006 (as Restated – See Note 13)
and the Six Months Ended June 30, 2007
(In thousands)
(unaudited)

					Accumulated
					Other	Retained
	Common	Unearned		Treasury	Comprehensive	Earnings
	Stock	Compensation	Warrants	Stock	Income (Loss)	(Deficit)	Total

Balance at January 1, 2006	$81,395	$(859)	$8,361	$(86)	$(3,861)	$425	$85,375
Components of comprehensive income:
Net loss	--	--	--	--	--	(2,103)	(2,103)
Minimum pension liability adjustment (net
of tax of $2,494) (as Restated—See Note 13)	--	--	--	--	3,811	--	3,811
Foreign currency translation adjustments
(net of tax of $59)	--	--	--	--	92	--	92
Change in unrealized gain on derivative
instruments (net of tax of $157)	--	--	--	--	239	--	239
Comprehensive income (as Restated—See Note 13)							2,039
Adjustment to initially apply FASB
Statement No. 158 (net of tax of
$1,198) (as Restated—See Note 13)	--	--	--	--	8,269	--	8,269
Long-term incentive plan, net	1,243	859	--	--	--	--	2,102
Exercise of warrants	48	--	(6)	--	--	--	42
Exercise of stock options	830	--	--	--	--	--	830
Acquisition of treasury stock	--	--	--	(178)	--	--	(178)
Balance at December 31, 2006 (as Restated—See Note 13)	83,516	--	8,355	(264)	8,550	(1,678)	98,479
Cumulative effect of change in accounting for
uncertain tax positions	--	--	--	--	--	2,801	2,801
Components of comprehensive income:
Net income	--	--	--	--	--	1,784	1,784
Pension liability adjustment (net of tax of
$4,765)	--	--	--	--	7,283	--	7,283
Foreign currency translation adjustments
(net of tax of $(163))	--	--	--	--	(252)	--	(252)
Change in unrealized gain on derivative
instruments (net of tax of $306)	--	--	--	--	466	--	466
Comprehensive income							9,281
Long-term incentive plan, net	2,632	--	--	--	--	--	2,632
Exercise of stock options	638	--	--	--	--	--	638
Acquisition of treasury stock	--	--	--	(403)	--	--	(403)
Exercise of warrants	57	--	(57)	--	--	--	--
Balance at June 30, 2007	$86,843	$--	$8,298	$(667)	$16,047	$2,907	$113,428

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007. These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

     On April 27, 2007, the Company signed an agreement to sell its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. Accordingly, this business has been classified as discontinued operations. See Note Number 11.

Note 2 – Summary of Significant Accounting Policies

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption, which was accounted for as a cumulative effect adjustment, resulted in an increase to the January 1, 2007 balance of retained earnings (deficit) of $2,801. The total amount of unrecognized tax benefits as of January 1, 2007 was $13,546, of which $11,484 would, if recognized, affect the effective tax rate.

     The Company and its affiliates are subject to tax in various jurisdictions, including the United States, various states, Canada and several other foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for tax years before 2002. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company had $1,683 accrued for interest and penalties. There were no significant changes to any of these amounts during the six months ended June 30, 2007. During the next twelve months, it is reasonably possible that the total amount of unrecognized tax benefits will significantly change by up to approximately $8,000 due to the expiration of statute of limitations or the settlement of examinations.

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

     Included in selling, general and administrative expense for the six months ended June 30, 2007 is a gain of $736 for a settlement related to prior insurance costs.

Note 3 – Comprehensive Income

     Total comprehensive income is comprised of net income, pension liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income for the three months ended June 30, 2007 and 2006 was $10,038 and $5,591, respectively. Total comprehensive income for the six months ended June 30, 2007 and 2006 was $9,281 and $10,011, respectively.

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

     The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per common share:
Weighted average common shares
outstanding	10,297,827	10,097,038	10,269,535	10,139,022
Diluted earnings per common share:
Weighted average common shares
outstanding	10,297,827	10,097,038	10,269,535	10,139,022
Warrants, options and restricted stock	1,358,347	799,862	1,372,669	487,619
Total	11,656,174	10,896,900	11,642,204	10,626,641

     For the three months ended June 30, 2007 and 2006, potentially dilutive securities totaling 189,058 and 118,282, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the six months ended June 30, 2007 and 2006, potentially diluted securities totaling 94,529 and 1,546,102, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Inventories

	June 30,	December 31,
	2007	2006
Raw materials	$27,117	$24,888
Work in process	7,976	6,389
Finished products	17,901	14,430
Supplies and containers	1,298	1,178
	$54,292	$46,885

Note 6 – Long-Term Debt

		June 30,	December 31,
	Maturities	2007	2006
Revolving credit facility – floating rates	2010	$11,500	$10,000
First lien term loans – floating rates	2011	267,813	219,053
Second lien term loan – floating rates	2012	--	113,000
Other debt – various rates	2007-2018	1,916	3,246
Total debt		281,229	345,299

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Less: current portion	3,821	4,612
Net long-term debt	$277,408	$340,687

     As of June 30, 2007, the weighted-average interest rates in effect for the first lien term loan and the revolving credit facility were 7.35 percent and 8.66 percent, respectively.

     On March 19, 2007, the Company completed an amendment to its credit facilities which enabled it to increase borrowings under the first lien term loan by $50,000 and to use these borrowings and the net proceeds from the Noma wire and cable harness assembly business sale to redeem the entire second lien term loan.

     On April 26, 2006, the Company entered into amendments of its first and second lien term loan agreements which reduced the interest rate margins by 50 and 150 basis points, respectively. In addition, the debt holders agreed to allow a redemption of the second lien term loan. On May 1, 2006, the Company repaid $22,000 of its second lien term loan. In connection with the amendments, the Company recorded charges in interest expense of $3,572 for certain costs related to the amendment and to write-off certain deferred funding costs.

Note 7 – Stock Incentive Plans

     During the first six months of 2007, the Company granted the following awards:

		Weighted Average Exercise
	Options/Shares	Price/Grant-Date Value
Stock options	63,104	$35.08
Restricted stock	43,000	$35.03
Performance based restricted stock	163,400	$35.08

     The fair value of each option grant was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

Dividend yield	-
Expected volatility	19%
Risk-free interest rate	4.79%
Expected holding period (in years)	4
Weighted average fair value	$8.39

     Compensation cost recorded for stock-based compensation under the long-term incentive plan was $1,242 and $424 for the three months ended June 30, 2007 and 2006, respectively, and $1,781 and $734 for the six months ended June 30, 2007 and 2006, respectively.

     As of June 30, 2007, there was $6,439 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.8 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

Note 8 – Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Revenues
Manufacturing	$60,803	$56,726	$122,284	$110,078
Performance chemicals	98,656	91,646	192,104	176,883

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Consolidated	$159,459	$148,372	$314,388	$286,961

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Profit
Manufacturing	$1,194	$6,044	$5,347	$11,010
Performance chemicals	12,459	11,296	23,224	21,183
Corporate	(430)	(1,402)	(1,316)	(3,111)
Consolidated	13,223	15,938	27,255	29,082
Interest expense	5,546	9,840	12,348	16,593
Other (income), net	(263)	(36)	(577)	(96)
Consolidated income from continuing
operations before income taxes	$7,940	$6,134	$15,484	$12,585

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Capital Expenditures
Manufacturing	$1,559	$1,149	$2,900	$2,023
Performance chemicals	5,021	3,648	11,447	6,863
Corporate	22	-	141	-
Consolidated	$6,602	$4,797	$14,488	$8,886

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Depreciation and Amortization
Manufacturing	$3,709	$3,260	$7,440	$6,494
Performance chemicals	5,248	4,511	9,935	8,927
Corporate	369	404	763	874
Consolidated	$9,326	$8,175	$18,138	$16,295

			June 30,	December 31,
			2007	2006
Identifiable Assets
Manufacturing			$296,568	$290,368
Performance chemicals(1)			307,806	289,978
Corporate			16,598	13,566
Assets held for sale			19,133	136,294
Consolidated			$640,105	$730,206

(1) Includes equity method investments of $367 and $288, respectively.

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

		Performance
	Manufacturing	Chemicals	Corporate	Total
Employee Termination Costs
Costs incurred in prior periods	$--	$390	$--	$390
Costs incurred in current period	186	208	--	394
Costs anticipated to be incurred in the future	157	--	--	157
Total costs expected to be incurred	$343	$598	$--	$941

Accrual balance at December 31, 2006	$--	$390	$--	$390
Provisions	186	208	--	394
Amounts paid	(176)	(482)	--	(658)
Accrual balance at June 30, 2007	$10	$116	$--	$126

		Performance
	Manufacturing	Chemicals	Corporate	Total
Facility Exit Costs
Costs incurred in prior periods	$--	$212	$--	$212
Costs incurred in current period	954	1,520	--	2,474
Costs anticipated to be incurred in the future	277	6	--	283
Total costs expected to be incurred	$1,231	$1,738	$--	$2,969

Accrual balance at December 31, 2006	$--	$212	$--	$212
Provisions	954	1,520	--	2,474
Amounts paid	(954)	(1,732)	--	(2,686)
Accrual balance at June 30, 2007	$--	$--	$--	$--

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension Benefits
Service cost	$285	$420	$668	$838
Interest cost	3,375	3,337	6,710	6,672
Expected return on plan assets	(3,816)	(3,721)	(7,568)	(7,439)
Amortization of net:
Prior service cost	31	16	65	33
Loss	23	23	52	46
Net periodic benefit cost (income)	$(102)	$75	$(73)	$150

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Other Postretirement Benefits
Service cost	$304	$336	$657	$671
Interest cost	684	669	1,381	1,337
Expected return on plan assets	--	--	--	--
Amortization of net:
Prior service cost (credit)	(1,208)	(1,086)	(2,294)	(2,171)
Loss	60	26	92	52
Net periodic benefit (income)	$(160)	$(55)	$(164)	$(111)

     During the first quarter of 2007, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, and announced the closure of one of its manufacturing facilities. These actions resulted in net curtailment gains of $555.

     During the second quarter 2007, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, resulting in curtailment gains of $140.

     During the second quarter of 2006, the Company notified certain hourly employees covered by certain collective bargaining agreements that their pension plan benefit accruals would be frozen effective July 1, 2006. These actions resulted in curtailment gains of $635.

     During the second quarter of 2007, the Company implemented plan amendments to one of its postretirement medical plans which cap the Company’s cost for providing these benefits. The effect of these changes was a reduction to the accumulated postretirement benefit obligation of $7,247 which will be amortized as a component of net periodic postretirement benefit cost over the average remaining service period until full eligibility of active plan participants.

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

     On December 22, 2006, the Company announced that it had signed a definitive agreement to sell its Noma wire and cable assembly business to Electrical Components International, Inc. for $75,000, plus a working capital adjustment of $1,033. The transaction was completed on February 16, 2007. Accordingly, in the fourth quarter of 2006, the Company recorded an impairment charge of $11,907 in order to reflect the net assets to be sold at net realizable value, which has been included in income (loss) from discontinued operations, related to property, plant and equipment, goodwill and other intangible assets. This business was formerly reported as part of the manufacturing segment. GenTek’s wire and cable manufacturing business has and will continue to supply the Noma wire and cable assembly business with wire used as a raw material. These sales are expected to continue through 2007, after which time any future sales will be subject to open

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

market bidding. The principal factors used to conclude that the expected continuing cash flows are not direct cash flows were the length of time the transactions are expected to continue and the magnitude of the expected transactions versus the expected amount of revenue for the Noma wire and cable assembly business. Based on these and other factors, the expected continuing cash flows are not expected to be significant. Revenues between the wire and cable manufacturing business and the Noma wire and cable assembly business that were previously eliminated in consolidation were $0 and $10,575 for the three months ended June 30, 2007 and 2006, respectively, and $3,007 and $18,843 for the six months ended June 30, 2007 and 2006, respectively.

     Because the net proceeds of the Noma wire and cable assembly business sale are required to be used to repay certain outstanding indebtedness, interest expense of $0 and $1,335 for the three months ending June 30, 2007 and 2006, respectively, and $677 and $2,630 for the six months ended June 30, 2007 and 2006, respectively, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the periods on the debt that requires the repayment.

     On April 27, 2007, the Company signed an agreement to sell its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. to Ashok Leyland of Chennai, India for $17,000 in cash, plus a working capital adjustment. During the first quarter of 2007, the Company recorded an impairment charge of $6,150 to reflect the revised estimated fair value of goodwill of the business based upon the purchase offers which has been included in income (loss) from discontinued operations. The transaction was completed on July 17, 2007. The business was formerly reported as part of the manufacturing segment.

     The components of assets held for sale were as follows:

	June 30,	December 31,
	2007	2006
Accounts receivable	$3,045	$41,073
Inventories	--	40,686
Other current assets	341	3,166
Property, plant and equipment	9,111	31,086
Other assets	6,636	20,283
	$19,133	$136,294

     The components of liabilities of businesses held for sale were as follows:

	2007	2006
Accounts payable	$138	$20,389
Accrued liabilities	957	10,307
Current portion of long-term debt	--	457
Long-term debt	--	589
Other liabilities	863	1,011
	$1,958	$32,753

     The businesses included in discontinued operations had revenues of $2,906 and $85,638 and pretax income of $147 and $520 for the three months ended June 30, 2007 and 2006, respectively, and revenues of $39,611 and $206,327 and a pretax loss of $8,631 and $1,866 for the six months ended June 30, 2007 and 2006, respectively.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 12 – Acquisitions

     On February 6, 2007, the Company acquired the assets of Chalum, Inc. for approximately $3,200. The acquisition included the manufacturing facility in Sacaton, Arizona. Chalum produces aluminum sulfate for the greater Phoenix, Arizona municipal water treatment market. As a result of the acquisition of Chalum, the Company recognized $2,901 of goodwill, all of which is expected to be deductible for tax purposes. The goodwill is the result of synergies and cost reductions expected to be realized as the facility is assimilated into the Company’s network of water treatment chemical production facilities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues	$159,459	$172,989	$314,857	$335,147
Net income	5,045	4,071	1,836	6,257
Net income per share:
Basic	$0.49	$0.40	$0.18	$0.62
Diluted	0.43	0.37	0.16	0.59

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 13 – Restatements

     In September 2006, the Financial Accounting Standards Board issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under this standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheet as well as recognize changes in that funded status in the year in which the changes occur, through charges or credits to comprehensive income. During the second quarter of 2007 management identified the following errors in their adoption of the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.

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

     The Company incorrectly included the portion of the transition adjustment related to previously unrecognized accumulated actuarial gains due to the impact of the federal subsidy provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in calculating the deferred tax impact of the transition adjustment to the accumulated projected benefit obligation for other postretirement benefits. However, no deferred taxes should have been recorded related to this portion of the transition adjustment as the federal subsidy is non-taxable. As a result of this immaterial error, the adjustment to initially apply FASB Statement No. 158 to accumulated other comprehensive income was understated by $2,546 and the net deferred tax balance included in other long term liabilities was overstated by the same amount at December 31, 2006. The Company will correct these errors in their next Form 10-K filing.

     During the second quarter of 2007, management determined the condensed consolidated statements of cash flows as reported for the six months ended June 30, 2006, contained a classification error in the treatment of costs of property, plant and equipment included in accounts payable. In accordance with SFAS No. 95, Statement of Cash Flows, these costs should have been reported within cash flows from investing activities when paid. The Company reported capital expenditures in its condensed consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, reported capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should have been disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. In addition, the condensed consolidated statement of cash flows as reported for the six months ended June 30, 2006 reported deferred financing costs paid within repayment of long term debt, as opposed to being reported separately.

     None of the aforementioned errors have an impact on the previously reported consolidated statements of operations for the year ended December 31, 2006 or the three and six months ended June 30, 2006.

     As a result of the items discussed above, the accompanying condensed consolidated balance sheet as of December 31, 2006, the condensed consolidated statement of changes in equity for the year ended December 31, 2006 and the condensed consolidated statement of cash flows for the six months ended June 30, 2006 have been restated as follows:

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(unaudited)

			Discontinued Operations
	As Previously		Adjustments
	Reported	Adjustment	(See Note 11)	As Restated
Condensed consolidated balance sheet—December 31, 2006:
Other liabilities	$72,910	$(2,546)	$(1,010)	$69,354
Total liabilities	634,273	(2,546)	—	631,727
Accumulated other comprehensive
income	6,004	2,546	—	8,550
Total equity	95,933	2,546	—	98,479
Condensed consolidated statement of changes in equity—Year ended December 31, 2006:
Minimum pension liability
adjustment	432	3,379	—	3,811
Comprehensive income	7,762	(5,723)	—	2,039
Adjustment to initially apply FASB Statement No. 158	9,102	(833)	—	8,269
Accumulated other comprehensive
income	6,004	2,546	—	8,550
Condensed consolidated statement of cash flows—six months ended June 30, 2006:
Cash flows from operating activities:
Increase in accounts payable	8,389	1,137	(2,545)	6,981
Net cash provided by continuing operations	(5,709)	1,137	18,272	13,700
Net cash provided by operating activities	2,571	1,137	(708)	3,000
Cash flows from investing activities:
Capital expenditures	(8,620)	(1,137)	871	(8,886)
Net cash used for continuing operations	(4,144)	(1,137)	(1,053)	(6,334)
Net cash provided by investing activities	23,870	(1,137)	—	22,733
Cash flows from financing activities:
Repayment of long-term debt	(25,097)	396	1,525	(23,176)
Deferred financing costs	—	(396)	—	(396)

Supplemental information
Capital expenditures incurred but not yet paid	—	1,539	—	1,539

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

Overview

     On July 17, 2007, the Company completed the sale of its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. The net proceeds from the transaction were used to repay outstanding debt. On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. The net proceeds from the transaction were also used to repay outstanding debt. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. Proceeds from the transaction were used to repay $22 million of the Company’s second lien term loan. Accordingly, these businesses have been classified as discontinued operations.

     On February 6, 2007, the Company acquired the assets of Chalum, Inc. The acquisition included the manufacturing facility in Sacaton, Arizona. Chalum produces aluminum sulfate for the greater Phoenix, Arizona municipal water treatment market. The purchase price was $3 million.

Results of Operations

     The following table sets forth certain line items from our Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	(Dollars in millions)				(Dollars in millions)
Net revenues	$159.5	100%	$148.4	100%	$314.4	100%	$287.0	100%
Cost of sales	131.5	82	119.6	81	259.4	83	232.4	81
Selling, general and
administrative expense	13.3	8	12.6	8	25.6	8	24.8	9
Restructuring and impairment
charges	1.6	1	0.9	--	2.9	1	1.4	--
Pension curtailment and
settlement gains	(0.1)	--	(0.6)	--	(0.7)	--	(0.6)	--
Operating profit	13.2	8	15.9	11	27.3	9	29.1	10
Interest expense	5.5	4	9.8	7	12.3	4	16.6	6
Interest income	--	--	0.2	--	0.4	--	0.3	--
Other (income) expense, net	(0.2)	--	0.1	--	(0.2)	--	0.2	--
Income tax provision	3.3	2	3.2	2	6.4	2	5.3	2
Income from continuing
operations	4.7	3	2.9	2	9.1	3	7.3	3
Income (loss) from
discontinued operations	0.4	--	1.2	1	(7.3)	2	0.2	--
Net income	$5.0	3%	$4.2	3%	$1.8	1%	$7.5	3%

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

     Net revenues were $159 million for the three month period ended June 30, 2007 compared with $148 million for the comparable prior year period. The increase was primarily due to higher sales of $7 million in the performance chemicals segment and $4 million in the manufacturing segment. The increase in the performance chemicals segment is due primarily to increased sales into the water treatment market. The increase in the manufacturing segment is the result of higher sales in the automotive market due to the acquisition of Precision Engine Products in 2006.

     Gross profit was $28 million for the three month period ended June 30, 2007 as compared with $29 million for the comparable prior year period. This reflects higher gross profit in the performance chemicals segment of $3 million, offset by a decrease in the manufacturing segment of $4 million. The increase in the performance chemicals segment gross profit was primarily driven by the strong revenue performance in the water treatment market. The shortfall in the Manufacturing Segment was due to reduced sales of higher margin products in the automotive market base business.

     Selling, general and administrative expense was $13 million for the three month period ended June 30, 2007 which was flat to the comparable prior year period.

     Restructuring and impairment charges were $2 million for the three month period ended June 30, 2007 compared to $1 million for the comparable period in the prior year. The charges recorded in 2007 are primarily associated with the actions to exit from the Perrysburg, OH facility which is included in the manufacturing segment and the Newark, NJ facility in the performance chemicals segment.

     Operating profit was $13 million for the three month period ended June 30, 2007 as compared with $16 million for the comparable prior year period. The reduced operating profit in 2007 was primarily the result of lower gross profit and increased restructuring and impairment charges in the second quarter of 2007.

     Interest expense was $6 million for the three month period ended June 30, 2007 as compared to $10 million in the comparable prior year period. Interest expense in the prior year included a non-recurring charge of $4 million for costs related to an amendment of the first and second lien term loan agreements and the write-off of certain deferred financing costs.

     The effective income tax rate for the three month period ended June 30, 2007 was approximately 41 percent, which is representative of the rate expected to be incurred for the remainder of the year.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

     Net revenues were $314 million for the six month period ended June 30, 2007 compared with $287 million for the comparable prior year period. The increase was primarily due to higher sales of $15 million in the performance chemicals segment and $12 million in the manufacturing segment. The increase in the performance chemicals segment is due primarily to increased sales into the water treatment market driven in large part by the acquisitions made in 2006. The increase in the manufacturing segment is the result of higher sales in the automotive market due to the acquisition of Precision Engine Products in 2006.

     Gross profit was $55 million for the six month period ended June 30, 2007 which was flat with the comparable prior year period. Higher gross profit in the performance chemicals segment of $5 million was directly offset by a decrease in the manufacturing segment. The increase in the performance chemicals segment gross profit was primarily driven by the strong revenue performance in the water treatment market. The reduced performance in the manufacturing division was due to reduced sales of higher margin products in the automotive market base business.

     Selling, general and administrative expense was $26 million for the six month period ended June 30, 2007 as compared to $25 million in the comparable prior year period. The increase in SG&A expenses were the result of increased long term incentive plan costs of $1 million as well as increased IT costs associated primarily with a new system installed in the performance chemicals segment of $0.4 million partly offset by a one-time $0.7 million insurance recovery realized in the first quarter.

     Restructuring and impairment charges were $3 million for the six month period ended June 30, 2007 compared to $1 million for the comparable period in the prior year. The charges recorded in 2007 are primarily associated with the actions to exit the Perrysburg, OH facility which is included in the manufacturing segment and the Newark, NJ facility which is included in the Performance Chemicals segment.

     Operating profit was $27 million for the six month period ended June 30, 2007 as compared with $29 million for the comparable prior year period. The reduced operating profit in 2007 was primarily the result of increased SG&A expense and increased restructuring and impairment charges in 2007.

     Interest expense was $12 million for the six month period ended June 30, 2007 as compared to $17 million in the comparable prior year period. Interest expense in the prior year included a non-recurring charge of $4 million for costs related to an amendment of the first and second lien term loan agreements and the write-off of certain deferred financing costs. Interest expense in the current period benefited from reduced principal and lower average interest rates resulting in savings of $1 million vs. prior year.

     The effective income tax rate for the six month period ended June 30, 2007 was approximately 41 percent, which is comparable to the prior year period.

     The loss from discontinued operations for the six month period ended June 30, 2007 includes an impairment charge of $6 million related to goodwill of the Defiance Testing and Engineering Services business.

Results of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Revenues	(In millions)		(In millions)
Manufacturing	$60.8	$56.7	$122.3	$110.1
Performance chemicals	98.7	91.6	192.1	176.9
Total	$159.5	$148.4	$314.4	$287.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007(1)	2006(2)	2007(3)	2006(4)
Operating Profit	(In millions)		(In millions)
Manufacturing	$1.2	$6.0	$5.3	$11.0
Performance chemicals	12.5	11.3	23.2	21.2
Corporate	(0.4)	(1.4)	(1.3)	(3.1)
Total	$13.2	$15.9	$27.3	$29.1

(1)	Includes restructuring charges of $1.0 million in the manufacturing segment and $0.6 million in the performance chemicals segment.

(2)	Includes restructuring and impairment charges of $0.7 million in the manufacturing segment and $0.1 million in the performance chemicals segment.

(3)	Includes restructuring charges of $1.1 million in the manufacturing segment and $1.7 million in the performance chemicals segment.

(4)	Includes restructuring and impairment charges of $1.1 million in the manufacturing segment and $0.2 million in the performance chemicals segment.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Manufacturing Segment

     Net revenues for the manufacturing segment were $61 million for the three month period ended June 30, 2007 as compared to $57 million for the comparable prior year period. This increase was principally due to higher sales in the automotive market. The results of the automotive business reflect reduced sales volumes in the base business more than offset by the acquisition of Precision Engine Products in the third quarter of 2006. Gross profit was $7 million for the three month period ended June 30, 2007 as compared to $11 million for the comparable prior year period. The decrease in gross profit was primarily due to a mix shift as reduced sales of higher margin products in the automotive market base business were offset by lower margin sales associated with the Precision Engine Products business. In addition, the automotive market business was adversely impacted by $1 million in expenses relating to warranty claim expenses from a customer. Selling, general and administrative expense was $5 million for the three month period ended June 30, 2007 which was flat with the comparable prior year period. Operating profit of $1 million for the three month period ended June 30, 2007 compared to an operating profit of $6 million for the comparable prior year period. The operating results were driven by the reduced gross profit in the automotive market for three month period ended June 30, 2007.

Performance Chemicals Segment

     Net revenues for the performance chemicals segment were $99 million for the three month period ended June 30, 2007 as compared to $92 million for the comparable prior year period. This was due to higher sales in the Company’s water treatment market and personal care products market of $9 million and $1 million, respectively, partly offset by lower sales in the chemical processing market of $2 million primarily due to the closure of the Newark facility. The increase in sales was primarily the result of the higher average pricing and the impact of the acquisitions made in 2006 which are reflected in the water treatment market sales. Gross profit was $21 million for the three month period ended June 30, 2007 as compared to $17 million for the comparable prior year period. The increase in gross profit is primarily attributable to strong revenue performance primarily in the water treatment market, partially offset by higher raw material costs. Selling, general and administrative expense was $8 million for the three month period ended June 30, 2007 compared with $7 million for the comparable prior year period. The increase in SG&A expenses was driven by increased costs associated with newly implemented IT systems. Restructuring and Impairment charges were $1 million for the three month period ended June 30, 2007. These charges relate to the actions to exit the Newark, NJ sulfuric acid production facility. There were no material restructuring and impairment charges in the comparable prior year period. Operating profit was $12 million for the three month period ended June 30, 2007 which increased $1 million from the comparable prior period. The increase in operating profit was due to the strong gross margin performance partially offset by the higher SG&A and restructuring charges in the current period. In addition, the prior year period benefited from a $1 million pension curtailment gain.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Manufacturing Segment

     Net revenues for the manufacturing segment were $122 million for the six month period ended June 30, 2007 as compared to $110 million for the comparable prior year period. This increase was principally due to higher sales in the automotive market. The results of the automotive business reflect reduced sales volumes in the base business more than offset by the acquisition of Precision Engine Products in the third quarter of 2006. Gross profit was $16 million for the six month period ended June 30, 2007 as compared to $21 million for the comparable prior year period. The decrease in gross profit was primarily due to a mix shift as reduced sales of higher margin products in the automotive market base business were offset by lower margin sales associated with the Precision Engine Products business. In addition, the automotive market business was adversely impacted by $1 million in expenses relating to warranty claim expenses from a customer. Selling, general and administrative expense was $10 million for the six month period ended June 30, 2007 as compared to $9 million in the comparable prior year period. The increase in SG&A expenses are primarily driven by increased allocations of Corporate overhead costs. Restructuring and Impairment charges were $1 million for the six month period ended June 30, 2007 which were flat with the comparable prior year period. Operating profit of $5 million for the six month period ended June 30, 2007 compared to an operating profit of $11 million for the comparable prior year period. The operating results were driven by the reduced gross profit in the automotive market combined with the increased SG&A expenses.

Performance Chemicals Segment

     Net revenues for the performance chemicals segment were $192 million for the six month period ended June 30, 2007 as compared to $177 million for the comparable prior year period. This was due to higher sales in the Company’s water treatment market and personal care products market of $17 million and $2 million, respectively, partly offset by lower sales in the chemical processing market of $4 million primarily due to the closure of the Newark facility. The increase in sales was primarily the result of the higher average pricing and the impact of the acquisitions made in 2006 which are reflected in the water treatment market sales. Gross profit was $39 million for the six month period ended June 30, 2007 as compared to $33 million for the comparable prior year period. The increase in gross profit is primarily attributable to strong revenue performance particularly in the water treatment market, partially offset by higher raw material costs. Selling, general and administrative expense was $14 million for the six month period ended June 30, 2007 compared with $13 million for the comparable prior year period. The increase in SG&A expenses was the result of increased spending on IT systems and increased allocations of corporate overhead costs. Restructuring and Impairment charges were $2 million for the six month period ended June 30, 2007. These charges relate to the actions to exit the Newark, NJ sulfuric acid production facility. There were no material restructuring and impairment charges in the comparable prior year period. Operating profit was $23 million for the six month period ended June 30, 2007 which was favorable $2 million from the comparable prior period. The increase in operating profit was due to the strong gross margin performance partially offset by the higher SG&A and restructuring charges in the current period.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $6 million at June 30, 2007, compared to $5 million at December 31, 2006. Significant cash flows during the 2007 period included capital expenditures of $14 million, net debt payments of $63 million and acquisitions of $3 million, offset by proceeds from sales of assets of $81 million.

     The Company had working capital of $107 million at June 30, 2007 as compared to working capital of $168 million at December 31, 2006. This decrease in working capital principally reflects a decrease in assets held for sale due to the sale of the Noma wire and cable harness assembly business, partially offset by increases in accounts receivable and inventory.

     On March 19, 2007, the Company completed an amendment to its credit facilities which enabled it to increase borrowings under the first lien term loan by $50 million and to use these borrowings and the net proceeds from the Noma wire and cable harness assembly business sale to redeem the entire second lien term loan.

     Cash payments for employee termination costs and facility exit costs totaled $3 million in the six months ended June 30, 2007.

     The Company expects to make approximately $35-40 million of capital expenditures during 2007.

     On August 7, 2007, the Company's board of directors authorized a stock repurchase program pursuant to which the Company will purchase in the aggregate up to $30 million of its common stock in open market and negotiated purchases over a period of three years, dependent upon market conditions. This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion.

     Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, stock repurchases, and working capital requirements during the remainder of 2007.

Off-Balance Sheet Arrangements

     The Company has approximately $8 million of standby letters of credit outstanding as of June 30, 2007.

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

     As a result of the implementation of FIN 48 in the first quarter of 2007, the Company recognized a $2.8 million decrease in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of June 30, 2007 was $13.9 million and has been classified as non-current income tax liabilities in the consolidated balance sheet.

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

Interest rate risk

     At June 30, 2007, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $279 million as of June 30, 2007, a ½ percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Weighted-Average Interest Rate at
Principal Balance	Fair Value	June 30, 2007	Scheduled Maturity
$268 million	$268 million	7.35%	February 28, 2011
$11 million	$11 million	8.66%	February 28, 2010

     In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $2 million at June 30, 2007.

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

Item 4. Controls and Procedures.

     (a) Disclosure Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the

Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

     (b) Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows:

     During the quarter ended June 30, 2007, the Company implemented SAP at businesses comprising its Performance Chemicals segment. In conjunction with this implementation, changes were made in the Company’s internal control over financial reporting in order to adapt to the new system.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In May, 2007, the Company was notified by the Northwest Clean Air Agency in Mount Vernon, WA (the “Agency”), that the Agency had imposed penalties totaling $224,000 in connection with alleged violations of the Company’s Title V Facility Air Operating Permit at its Anacortes, WA facility. The Company is appealing the Agency’s actions.

Item 1A. Risk Factors

     There have been no material changes from risk factors as previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     NONE

Item 3. Defaults Upon Senior Securities.

     NONE

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 17, 2007, the Company held is annual meeting of stockholders at the offices of Latham and Watkins LLP, 885 Third Avenue, Suite 1000, New York, New York.

     Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed the Proxy Statement. All of the nominees were elected.

     The stockholders voted, in person or by proxy, on a proposal to amend the Company’s 2003 Management and Directors Incentive Plan to increase the amount of shares of the Company’s common stock available for issuance to participants under the 2003 plan from 1,000,000 to 1,750,000 and to approve the 2003 Plan as so amended and restated.

     The results of the voting are shown below:

For	Against	Abstain	Broker Non-Vote
6,116,030	2,423,618	1,140	1,143,952

      The stockholders also voted, in person or by proxy, on a proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 2007.

     The results of the voting are shown below:

For	Against	Abstain	Broker Non-Vote
9,680,883	3,635	222	0

     The stockholders also voted, in person or by proxy, on a proposal to elect directors to serve until the 2008 annual meeting of stockholders or until their respective successors are elected and duly qualified.

     The results of the voting are shown below:

Name	For	Withhold	Abstain

William E. Redmond, Jr.	9,391,721	292,427	592
John G. Johnson, Jr.	8,336,951	1,347,188	601
Henry L. Druker	9,388,068	295,782	890
John F. McGovern	9,386,342	297,508	890
Kathleen R. Flaherty	9,382,099	302,116	525
Richard A. Rubin	9,392,268	291,580	892

Item 5. Other Information.

     NONE

Item 6. Exhibits.

Exhibit No.	Description

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

3.1
Third Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of May 9, 2006 (incorporated by reference to the Registrant’s Form 10-Q, dated June 30, 2006, as filed with the Securities and Exchange Commission).

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

10.7
Share Purchase Agreement by and among ADC Telecommunications Inc., Krone International Holding Inc., Krone Digital Communications Inc., GenTek Holding Corporation, and GenTek Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission).

10.8	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Form of Performance Contingent Restricted Stock Agreement.

10.10	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

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