Form 10-Q
period 2007-09-30
GENTEK INC
filed 2007-11-09
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

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

(973) 515 3221
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
Large Accelerated Filer ______ Accelerated Filer X Non-accelerated filer ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X No

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2007 was 10,605,469.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

INDEX

		Page No.
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
Condensed Consolidated Statements of Operations – Three and Nine Months
Ended September 30, 2007 and 2006		1
Condensed Consolidated Balance Sheets September 30, 2007 and
December 31, 2006 (as Restated)		2
Condensed Consolidated Statements of Cash Flows –Nine Months
Ended September 30, 2007 and 2006 (as Restated)		3-4
Condensed Consolidated Statement of Changes in Equity – Year ended December 31, 2006
(as Restated) and Nine Months Ended September 30, 2007		5
Notes to the Condensed Consolidated Financial Statements		6-16
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24-25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27-30
SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$151,334	$158,545	$465,723	$445,506
Cost of sales	128,738	131,169	388,110	363,468
Selling, general and administrative expense	13,153	13,450	38,710	38,229
Net (gain) on disposition of long-term assets	(10,068)	(165)	(10,036)	(81)
Restructuring and impairment charges	1,708	246	4,577	1,598
Pension and postretirement liability curtailment
(gains)	(2,565)	--	(3,260)	(635)
Operating profit	20,368	13,845	47,622	42,927
Interest expense	5,404	6,314	17,752	22,907
Interest income	42	186	399	516
Other (income) expense, net	44	31	(178)	265
Income from continuing operations before
income taxes	14,962	7,686	30,447	20,271
Income tax provision	6,387	3,416	12,779	8,694
Income from continuing operations	8,575	4,270	17,668	11,577
Income (loss) from discontinued operations (net of tax
provision (benefit) of $1,098, $ (1,267), $(225) and
$(3,366), respectively)	608	(1,388)	(6,701)	(1,155)
Net income	$9,183	$2,882	$10,967	$10,422

Income per common share – basic:
Income from continuing operations	$0.83	$0.42	$1.71	$1.14
Income (loss) from discontinued operations	0.06	(0.14)	(0.65)	(0.11)
Net income	$0.89	$0.28	$1.06	$1.03

Income per common share – assuming dilution:
Income from continuing operations	$0.75	$0.38	$1.52	$1.07
Income (loss) from discontinued operations	0.05	(0.12)	(0.58)	(0.11)
Net income	$0.80	$0.26	$0.95	$0.96

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2007	2006
		As Restated -
		See Note 13
ASSETS
Current assets:
Cash and cash equivalents	$12,936	$5,237
Receivables, net	88,548	77,305
Inventories	51,213	46,885
Deferred income taxes	32,438	31,578
Assets held for sale	5,602	136,294
Other current assets	6,162	6,511
Total current assets	196,899	303,810
Property, plant and equipment, net	209,220	224,102
Goodwill	142,416	139,497
Intangible assets, net	49,962	54,703
Other assets	6,034	8,094
Total assets	$604,531	730,206

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,485	42,639
Accrued liabilities	58,398	56,181
Current portion of long-term debt	3,623	4,612
Liabilities of businesses held for sale	--	32,753
Total current liabilities	99,506	136,185
Long-term debt	245,398	340,687
Pension and postretirement liabilities	67,433	85,501
Other liabilities	72,855	69,354
Total liabilities	485,192	631,727
Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none
issued or outstanding	--	--
Common Stock, no par value; authorized: 100,000,000 shares; issued:
10,639,506 and 10,359,716 shares at September 30, 2007 and December
31, 2006, respectively	86,320	83,516
Warrants	7,824	8,355
Accumulated other comprehensive income	14,085	8,550
Retained earnings (deficit)	12,090	(1,678)
Treasury stock, at cost: 34,037 and 12,198 shares at September 30,
2007 and December 31, 2006, respectively	(980)	(264)
Total equity	119,339	98,479
Total liabilities and equity	$604,531	$730,206

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
		As Restated -
		See Note 13
Cash flows from operating activities:
Net income	$10,967	$10,422
Adjustments to reconcile net income to net cash provided by
operating activities:
Discontinued operations	6,701	1,155
Pension and postretirement liability curtailment gains	(3,260)	(635)
Depreciation and amortization	27,456	24,647
Asset impairment charge	925	503
Net (gain) on disposition of long-term assets	(10,036)	(81)
Long-term incentive plan costs, net	2,972	1,220
Excess tax benefit from stock option exercises	(618)	(192)
Increase in receivables	(9,736)	(20,120)
Increase in inventories	(3,547)	(4,745)
(Increase) decrease in deferred tax assets	(3,461)	3,937
Increase (decrease) in accounts payable	(3,007)	14,216
Increase in accrued liabilities	7,521	3,091
Change in other liabilities and assets, net	(2,952)	1,137
Net cash provided by continuing operations	19,925	34,555
Net cash provided by (used for) discontinued operations	(1,937)	(10,931)
Net cash provided by operating activities	17,988	23,624
Cash flows from investing activities:
Capital expenditures	(21,032)	(12,662)
Proceeds from sales of long-term assets	14,997	2,360
Proceeds from short-term investments	--	2,367
Acquisition of businesses, net of cash acquired*	(3,203)	(39,838)
Net cash used for continuing operations	(9,238)	(47,773)
Net cash provided by discontinued operations	96,945	28,920
Net cash provided by (used for) investing activities	87,707	(18,853)
Cash flows from financing activities:
Proceeds from revolving credit facility	77,750	15,000
Repayment of revolving credit facility	(87,750)	--
Issuance of long-term debt	50,000	721
Repayment of long-term debt	(135,102)	(23,740)
Deferred financing costs	(378)	(396)
Dividends	--	(2,367)
Exercise of stock options and warrants	694	660
Excess tax benefits from stock option exercises	618	192
Acquisition of treasury stock	(716)	(172)
Repurchase and retirement of common stock	(2,250)	--
Net cash used for continuing operations	(97,134)	(10,102)
Net cash used for discontinued operations	(1,393)	(1,630)
Net cash used for financing activities	(98,527)	(11,732)
Effect of exchange rate changes on cash	531	98
Increase (decrease) in cash and cash equivalents	7,699	(6,863)
Cash and cash equivalents at beginning of period	5,237	10,631
Cash and cash equivalents at end of period	$12,936	$3,768

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

Supplemental information:
Cash paid (refunded) for income taxes	$3,532	$(394)
Cash paid for interest	$18,677	$22,678
Capital expenditures incurred but not yet paid	$3,066	$2,907

*Acqusition of businesses, net of cash acquired:
Working capital, other than cash	$(215)	$(10,508)
Property, plant and equipment	(87)	(22,666)
Other assets	(2,901)	(9,101)
Non current liabilities	--	2,437
Total cash used to acquire businesses	$(3,203)	$(39,838)

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Year Ended December 31, 2006 (as Restated – See Note 13)
and the Nine Months Ended September 30, 2007
(In thousands)
(unaudited)

					Accumulated
					Other	Retained
	Common	Unearned		Treasury	Comprehensive	Earnings
	Stock	Compensation	Warrants	Stock	Income (Loss)	(Deficit)	Total

Balance at January 1, 2006	$81,395	$(859)	$8,361	$(86)	$(3,861)	$425	$85,375
Components of comprehensive income:
Net loss	--	--	--	--	--	(2,103)	(2,103)
Minimum pension liability adjustment (net
of tax of $2,494) (as Restated see Note 13)	--	--	--	--	3,811	--	3,811
Foreign currency translation adjustments
(net of tax of $59)	--	--	--	--	92	--	92
Change in unrealized gain on derivative
instruments (net of tax of $157)	--	--	--	--	239	--	239
Comprehensive income (as Restated see Note 13)							2,039
Adjustment to initially apply FASB Statement
No. 158 (net of tax of $1,198) (as Restated
see Note 13)	--	--	--	--	8,269	--	8,269
Long term incentive plan grants, net	1,243	859	--	--	--	--	2,102
Exercise of warrants	48	--	(6)	--	--	--	42
Exercise of stock options	830	--	--	--	--	--	830
Acquisition of treasury stock	--	--		(178)	--	--	(178)
Balance at December 31, 2006 (as Restated see
Note 13)	83,516	--	8,355	(264)	8,550	(1,678)	98,479
Cumulative effect of change in accounting for
uncertain tax positions	--	--	--	--	--	2,801	2,801
Components of comprehensive income:
Net income	--	--	-	--	--	10,967	10,967
Pension and postretirement liability adjustments
(net of tax of $4,200)	--	--	--	--	6,421	--	6,421
Foreign currency translation adjustments
(net of tax of $(4))	--	--	--	--	(7)	--	(7)
Change in unrealized gain on derivative
instruments (net of tax of $(575))	--	--	--	--	(879)	--	(879)
Comprehensive income							16,502
Long term incentive plan grants, net	3,829	--	--	--	--	--	3,829
Exercise of stock options	694	--	--	--	--	--	694
Acquisition of treasury stock	--	--	--	(716)	--	--	(716)
Repurchase and retirement of common stock	(2,250)	--	--	--	--	--	(2,250)
Exercise of warrants	531	--	(531)	--	--	--	--
Balance at September 30, 2007	$86,320	$--	$7,824	$(980)	$14,085	$12,090	$119,339

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

          On April 27, 2007, the Company signed an agreement to sell its wholly owned subsidiary Defiance Testing and Engineering Services, Inc. The transaction was completed on July 17, 2007. Accordingly, this business has been classified as discontinued operations. See Note Number 11.

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

          The Company and its affiliates are subject to tax in various jurisdictions, including the United States, various states, Canada and several other foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for tax years before 2002. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of January 1, 2007, the Company had $1,683 accrued for interest and penalties. There were no significant changes to any of these amounts during the nine months ended September 30, 2007. During the next twelve months, it is reasonably possible that the total amount of unrecognized tax benefits will significantly change by up to approximately $8,000 due to the expiration of statute of limitations or the settlement of examinations.

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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.

          Included in selling, general and administrative expense for the nine months ended September 30, 2007 is a gain of $736 for a settlement related to prior insurance costs.

          Gains on disposition of long-term assets in prior periods have been reclassified to conform to the current period presentation.

Note 3 – Comprehensive Income

          Total comprehensive income is comprised of net income, pension and postretirement liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income for the three months ended September 30, 2007 and 2006 was $7,221 and $1,246, respectively. Total comprehensive income for the nine months ended September 30, 2007 and 2006 was $16,502 and $11,257, respectively.

Note 4 – Earnings Per Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted stock, using the treasury stock method.

          The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per common share:
Weighted average common shares
outstanding	10,372,085	10,182,961	10,304,094	10,153,829
Diluted earnings per common share:
Weighted average common shares
outstanding	10,372,085	10,182,961	10,304,094	10,153,829
Warrants, options and restricted stock	1,125,351	1,019,310	1,290,230	664,849
Total	11,497,436	11,202,271	11,594,324	10,818,678

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          For the three months ended September 30, 2007 and 2006, potentially dilutive securities totaling 228,652 and 112,096, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the nine months ended September 30, 2007 and 2006, potentially diluted securities totaling 139,237 and 1,068,100, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Inventories

		September 30,	December 31,
		2007	2006
Raw materials		$30,387	$24,888
Work in process		6,146	6,389
Finished products		13,314	14,430
Supplies and containers		1,366	1,178
		$51,213	$46,885

Note 6 – Long-Term Debt

		September 30,	December 31,
	Maturities	2007	2006
Revolving credit facility – floating rates	2010	$--	$10,000
First lien term loans – floating rates	2011	247,182	219,053
Second lien term loan – floating rates	2012	--	113,000
Other debt – various rates	2007-2018	1,839	3,246
Total debt		249,021	345,299
Less: current portion		3,623	4,612
Net long-term debt		$245,398	$340,687

          As of September 30, 2007, the weighted-average interest rates in effect for the first lien term loan was 7.53 percent.

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

Note 7 – Stock Incentive Plans

          During the first nine months of 2007, the Company granted the following awards:

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

		Weighted Average Exercise
	Options/Shares	Price/Grant-Date Value
Stock options	64,129	$ 35.10
Restricted stock	43,679	$ 35.05
Performance based restricted stock	164,523	$ 35.09

          The fair value of each option grant was estimated using the Black Scholes option pricing model utilizing the weighted-average assumptions noted in the following table.

Dividend yield	--
Expected volatility	18.77%
Risk free interest rate	4.79%
Expected holding period (in years)	4
Weighted average fair value	$8.39

          Compensation cost recorded for stock-based compensation under the long-term incentive plan was $1,192 and $486 for the three months ended September 30, 2007 and 2006, respectively, and $2,973 and $1,220 for the nine months ended September 30, 2007 and 2006, respectively.

          As of September 30, 2007, there was $5,620 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.6 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

Note 8 – Segment Information

          The segment presentation has been changed to reflect the Company’s industrial wire and fluid transport and handling equipment product lines within corporate and other. These product lines were formerly included within the manufacturing segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Revenues
Manufacturing(1)	$32,421	$38,566	$119,384	$110,939
Performance chemicals	106,358	100,006	298,462	276,890
Corporate and other(1)	12,555	19,973	47,877	57,677
Consolidated	$151,334	$158,545	$465,723	$445,506
(1) Revenues of $19,973 and $57,677 for the three and nine months ended September 30, 2006, respectively, have been restated and included in corporate and other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating Profit
Manufacturing(1)	$(797)	$2,181	$3,264	$11,207
Performance chemicals	22,198	12,780	45,423	33,963
Corporate and other(1)	(1,033)	(1,116)	(1,065)	(2,243)
Consolidated	20,368	13,845	47,622	42,927
Interest expense	5,404	6,314	17,752	22,907
Other expense (income), net	2	(155)	(577)	(251)
Consolidated income from continuing
operations before income taxes	$14,962	$7,686	$30,447	$20,271
(1)      Operating profit of $355 and $2,339 for the three and nine months ended September 30, 2006, respectively, have been restated and included in corporate and other.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Capital Expenditures
Manufacturing(1)	$1,815	$1,025	$4,620	$3,013
Performance chemicals	4,042	2,727	15,489	9,591
Corporate and other(1)	687	22	923	58
Consolidated	$6,544	$3,774	$21,032	$12,662
(1) Capital expenditures of $22 and $58 for the three and nine months ended September 30, 2006, respectively, have been restated and included in corporate and other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Depreciation and Amortization
Manufacturing(1)	$3,115	$3,045	$10,013	$9,005
Performance chemicals	5,319	4,669	15,254	13,596
Corporate and other(1)	884	638	2,189	2,046
Consolidated	$9,318	$8,352	$27,456	$24,647
(1) Depreciation and amortization of $267 and $801 for the three and nine months ended September 30, 2006, respectively, has been restated and included in corporate and other.

			September 30,	December 31,
			2007	2006
Identifiable Assets
Manufacturing(2)			$263,617	$270,228
Performance chemicals(1)			291,989	289,978
Corporate and other(2)			43,323	33,706
Assets held for sale			5,602	136,294
Consolidated			$604,531	$730,206
(1)     Includes equity method investments of $197 and $288, respectively.
(2)     Identifiable assets of $19,830 as of December 31, 2006 have been restated and included in corporate and other.

Note 9 – Restructuring and Impairment Charges

          During 2007, the Company initiated actions to close its Perrysburg, Ohio facility, which is included in its manufacturing segment. During 2006, the Company initiated actions to close its Newark, New Jersey sulfuric acid production facility and its Cleveland, Ohio aluminum sulfate production facility, both of which are included in the performance chemicals segment. These restructuring actions have been substantially completed. The following tables summarize the Company’s expected costs and accruals for these restructuring actions:

		Performance	Corporate
	Manufacturing	Chemicals	and other	Total
Employee Termination Costs
Costs incurred in prior periods	$--	$390	$--	$390
Costs incurred in current period	364	174	--	538
Costs anticipated to be incurred in the future	--	--	--	--
Total costs expected to be incurred	$364	$564	$--	$928

Accrual balance at December 31, 2006	$--	$390	$--	$390
Provisions	364	174	--	538
Amounts paid	(344)	(564)	--	(908)
Accrual balance at September 30, 2007	$20	$--	$--	$20

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

		Performance	Corporate
	Manufacturing	Chemicals	and other	Total
Facility Exit Costs
Costs incurred in prior periods	$--	$212	$--	$212
Costs incurred in current period	1,659	1,455	--	3,114
Costs anticipated to be incurred in the future	--	-	--	--
Total costs expected to be incurred	$1,659	$1,667	$--	$3,326

Accrual balance at December 31, 2006	$--	$212	$--	$212
Provisions	1,659	1,455	--	3,114
Amounts paid	(1,659)	(1,667)	--	(3,326)
Accrual balance at September 30, 2007	$--	$--	$--	$--

During the third quarter of 2007, the Company recorded impairment charges of $925 to reflect estimated fair values of closed facilities in Waterdown, Ontario, Canada, which is included in the manufacturing segment, and Saukville, Wisconsin, which is included in the performance chemicals segment. The estimated fair values were determined based upon offers to purchase these facilities.

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Pension Benefits
Service cost	$256	$375	$924	$1,213
Interest cost	3,384	3,359	10,094	10,031
Expected return on plan assets	(3,820)	(3,712)	(11,388)	(11,151)
Amortization of net:
Prior service cost	32	16	97	48
Loss	24	23	76	69
Net periodic benefit cost (income)	$(124)	$61	$(197)	$210

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Other Postretirement Benefits
Service cost	$280	$337	$937	$1,007
Interest cost	641	669	2,022	2,006
Expected return on plan assets	--	--	--	--
Amortization of net:
Prior service cost (credit)	(1,264)	(1,086)	(3,558)	(3,257)
Loss	63	26	155	78
Net periodic benefit (income)	$(280)	$(54)	$(444)	$(166)

          During the first nine months of 2007, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, and announced the

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

closure of one of its manufacturing facilities. These actions resulted in net pension curtailment gains of $50 and $745 for the three and nine months ended September 30, 2007, respectively.

          During the second quarter of 2006, the Company notified certain hourly employees covered by certain collective bargaining agreements that their pension plan benefit accruals would be frozen effective July 1, 2006. These actions resulted in pension curtailment gains of $635 recorded in the second quarter of 2006.

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

          During the third quarter of 2007, the Company completed the closure of one of its manufacturing facilities, resulting in a postretirement liability curtailment gain of $2,515.

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

          On December 22, 2006, the Company announced that it had signed a definitive agreement to sell its Noma wire and cable assembly business to Electrical Components International, Inc. for $75,000, plus a working capital adjustment of $1,033. The transaction was completed on February 16, 2007. Accordingly, in the fourth quarter of 2006, the Company recorded an impairment charge of $11,907 in order to reflect the net assets to be sold at net realizable value, which has been included in income (loss) from discontinued operations, related to property, plant and equipment, goodwill and other intangible assets. This business was formerly reported as part of the manufacturing segment. GenTek’s wire and cable manufacturing business has and will continue to supply the Noma wire and cable assembly business with wire used as a raw material. These sales are expected to continue through 2007, after which time any future sales will be subject to open market bidding. The principal factors used to conclude that the expected continuing cash flows are not direct cash flows were the length of time the transactions are expected to continue and the magnitude of the expected transactions versus the expected amount of revenue for the Noma wire and cable assembly business. Based on these and other factors, the expected continuing cash flows have not been and are not expected to be significant. Revenues between the wire and cable manufacturing business and the Noma wire and cable assembly business that were previously eliminated in consolidation were $0 and $10,326 for the three months ended September 30, 2007 and 2006, respectively, and $3,007 and $29,170 for the nine months ended September 30, 2007 and 2006, respectively.

          Because the net proceeds of the Noma wire and cable assembly business sale were required to be used to repay certain outstanding indebtedness, interest expense of $0 and $1,395 for the three months ending September 30, 2007 and 2006, respectively, and $677 and $4,025 for the nine months ended September 30, 2007 and 2006, respectively, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the periods on the debt that requires the repayment.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          On April 27, 2007, the Company signed an agreement to sell its wholly owned subsidiary Defiance Testing and Engineering Services, Inc. to Ashok Leyland of Chennai, India for $17,000 in cash, minus a working capital adjustment of $300. During the first quarter of 2007, the Company recorded an impairment charge of $6,150 to reflect the revised estimated fair value of goodwill of the business based upon the purchase offers which has been included in income (loss) from discontinued operations. The transaction was completed on July 17, 2007. The business was formerly reported as part of the manufacturing segment.

The components of assets held for sale were as follows:

	September 30,	December 31,
	2007	2006
Accounts receivable	$--	$41,073
Inventories	--	40,686
Other current assets	--	3,166
Property, plant and equipment	5,602	31,086
Other assets	--	20,283
	$5,602	$136,294

The components of liabilities of businesses held for sale were as follows:
	September 30,	December 31,
	2007	2006
Accounts payable	$--	$20,389
Accrued liabilities	--	10,307
Current portion of long-term debt	--	457
Long-term debt	--	589
Other liabilities	--	1,011
	$--	$32,753

          At September 30, 2007, amounts remaining in assets held for sale represent land and buildings at idle facilities expected to be sold within the next 12 months.

          The businesses included in discontinued operations had revenues of $402 and $76,737 and pretax income (loss) of $1,706 and $(2,655) for the three months ended September 30, 2007 and 2006, respectively, and revenues of $40,014 and $283,065 and a pretax loss of $(6,926) and $(4,521) for the nine months ended September 30, 2007 and 2006, respectively.

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

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The purchase price of the transaction was $26,262 in cash, plus the potential of an earn out for Stanadyne of $10,000 twelve months later, based on certain performance metrics being achieved post closing. As part of the initial purchase price allocation, the Company recorded a liability for the excess of the value of assets purchased over the preliminary purchase price due to the potential for an earn-out payment. During the third quarter of 2007, it was determined that these performance metrics had not been achieved, and that no additional consideration was due. Accordingly, the liability representing the excess of the values assigned to the assets purchased over the preliminary purchase price was reversed, and the values assigned to property, plant and equipment were adjusted from $15,990 to $11,172 and the values assigned to intangible assets were adjusted from $4,100 to $3,822.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues	$151,334	$169,055	$466,192	$504,202
Net income	9,183	2,622	11,019	8,878
Net income per share:
Basic	$0.89	$0.26	$1.07	$0.87
Diluted	0.80	0.23	0.95	0.82

Note 13 – Restatements

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under this standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheet as well as recognize changes in that funded status in the year in which the changes occur, through charges or credits to comprehensive income. Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2006, management identified the following errors in their adoption of the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.

          The transition adjustment classified as the adjustment to initially apply SFAS 158 was incorrectly included as part of comprehensive income in the consolidated statement of changes in equity for the year ended December 31, 2006 rather than reflected as an adjustment to the ending balance of accumulated other comprehensive income as of December 31, 2006.

          The adjustment to initially apply SFAS 158 incorrectly included a portion of the minimum pension liability adjustment, which is recognized as part of comprehensive income. This immaterial error resulted in an understatement of comprehensive income as the minimum pension liability adjustment was understated by $3,379 and the adjustment to initially apply SFAS 158 was overstated by the same amount in the consolidated statement of changes in equity for the year ended December 31, 2006.

          The Company incorrectly included the portion of the transition adjustment related to previously unrecognized accumulated actuarial gains due to the impact of the federal subsidy provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in calculating the deferred tax impact of the transition adjustment to the accumulated projected benefit obligation for other postretirement benefits. However, no deferred taxes should have been recorded related to this portion of the transition adjustment as the federal subsidy is non-taxable. As a result of this immaterial error, the adjustment to initially apply SFAS 158 to accumulated other comprehensive income was understated by $2,546 and the net deferred tax balance included in other long term liabilities was overstated by the same amount at December 31, 2006. The Company will correct these errors in their next Form 10-K filing.

          Management also determined the condensed consolidated statements of cash flows as reported for the nine months ended September 30, 2006, contained a classification error in the treatment of costs of property, plant and equipment included in accounts payable. In accordance with SFAS No. 95, Statement of Cash Flows, these costs should have been reported within cash flows from investing activities when paid. The Company reported capital expenditures in its condensed consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, reported capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should have been disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. In addition, the condensed consolidated statement of cash flows as reported for the nine months ended September 30, 2006 reported on a net basis issuance of long-term debt, deferred financing costs paid and amounts borrowed on the Company’s revolving credit facility as opposed to being reported separately.

          The segment presentation for the three and nine months ended September 30, 2006 included in Note 8 has been restated to remove certain operating segments from the manufacturing segment which are now presented in corporate and other.

          None of the aforementioned errors have an impact on the previously reported consolidated statements of operations for the year ended December 31, 2006 or the three and nine months ended September 30, 2006.

           As a result of the items discussed above, the accompanying condensed consolidated balance sheet as of December 31, 2006, the condensed consolidated statement of changes in equity for the year ended December 31, 2006 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 have been restated as follows:

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(unaudited)

			Discontinued
			Operations
	As Previously		Adjustments
	Reported	Adjustment	(See Note 11)	As Restated
Condensed consolidated balance sheet-December
31, 2006:
Other liabilities	$72,910	$(2,546)	$(1,010)	$69,354
Total liabilities	634,273	(2,546)	--	631,727
Accumulated other comprehensive income	6,004	2,546	--	8,550
Total equity	95,933	2,546	--	98,479

Condensed consolidated statement of changes
in equity-year ended December 31, 2006:
Minimum pension liability adjustment	432	3,379	--	3,811
Comprehensive income	7,762	(5,723)	--	2,039
Adjustment to initially apply FASB
Statement No.158	9,102	(833)	--	8,269
Accumulated other comprehensive income	6,004	2,546	--	8,550

Condensed consolidated statement of cash
flows -nine months ended September 30, 2006:
Cash flows from operating activities:
Increase in accounts payable	13,446	(230)	1,000	14,216
Net cash provided by continuing operations	17,215	(230)	17,570	34,555
Net cash provided by operating activities	25,828	(230)	(1,974)	23,624
Cash flows from investing activities:
Capital expenditures	(14,664)	230	1,772	(12,662)
Net cash used for continuing operations	(49,775)	230	1,772	(47,773)
Net cash provided by investing activities	(21,007)	230	1,924	(18,853)
Cash flows from financing activities:
Proceeds from revolving credit facility	--	15,000	--	15,000
Issuance of long-term debt	15,325	(14,604)	--	721
Repayment of long-term debt	(25,370)	--	1,630	(23,740)
Deferred financing costs	--	(396)	--	(396)
Supplemental information
Capital expenditures incurred but not yet paid	--	2,907	--	2,907

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

Overview

          On July 17, 2007, the Company completed the sale of its wholly owned subsidiary Defiance Testing and Engineering Services, Inc. On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. Accordingly, these businesses have been classified as discontinued operations. The net proceeds from these transactions were used to repay outstanding debt.

          On February 6, 2007, the Company acquired the assets of Chalum, Inc. The acquisition included the manufacturing facility in Sacaton, Arizona. Chalum produces aluminum sulfate for the greater Phoenix, Arizona municipal water treatment market. The purchase price was $3 million.

Results of Operations

          The following table sets forth certain line items from our condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	(Dollars in millions)				(Dollars in millions)
Net revenues	$151.3	100%	$158.5	100%	$465.7	100%	$445.5	100%
Cost of sales	128.8	85	131.2	83	388.1	83	363.5	82
Selling, general and
administrative expense	13.2	9	13.5	9	38.7	8	38.2	9
Net (gain) on disposition of
long-term assets	(10.1)	(7)	(0.2)	--	(10.0)	(2)	(0.1)	--
Restructuring and impairment
charges	1.7	1	0.2	--	4.6	1	1.6	--
Pension and postretirement
liability curtailment (gains)	(2.6)	(2)	--	--	(3.3)	(1)	(0.6)	--
Operating profit	20.4	13	13.8	9	47.6	10	42.9	10
Interest expense	5.4	4	6.3	4	17.8	4	22.9	5
Interest income	--	--	0.2	--	0.4	--	0.5	--
Other (income) expense, net	--	--	--	--	(0.2)	--	0.3	--
Income tax provision	6.4	4	3.4	2	12.8	3	8.7	2
Income from continuing
operations	8.6	6	4.3	3	17.7	4	11.6	3
Income (loss) from
discontinued operations	0.6	--	(1.4)	(1)	(6.7)	(1)	(1.2)	--
Net income	$9.2	6%	$2.9	2%	$11.0	2%	$10.4	2%

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

          Net revenues were $151 million for the three month period ended September 30, 2007 compared with $159 million for the comparable prior year period. The shortfall in revenue was primarily due to lower sales of $7 million in corporate and other and $6 million in the manufacturing segment partly offset by increased sales of $6 million in the performance chemicals segment. The shortfall in corporate and other is the result of lower sales into the industrial wire market. The shortfall in the manufacturing segment is due to lower sales into the automotive market. The increase in the performance chemicals segment is due primarily to increased sales into the water treatment market.

          Gross profit was $23 million for the three month period ended September 30, 2007 as compared with $27 million for the comparable prior year period. This reflects higher gross profit in the performance chemicals segment of $1 million, offset by a decrease in the manufacturing segment of $5 million. The increase in the performance chemicals segment gross profit was driven by continued strong performance in the water treatment market. The shortfall in the manufacturing segment was due primarily to reduced sales of higher margin products in the automotive market base business.

          Gains on disposition of long term assets of $10 million were the result of the sale of surplus real estate in Denver, CO, El Segundo, CA, and Atlanta, GA.

          Selling, general and administrative expense was $13 million for the three month period ended September 30, 2007 which was flat to the comparable prior year period.

          Restructuring and impairment charges were $2 million for the three month period ended September 30, 2007. There were no material charges for the comparable period in the prior year. The charges recorded in 2007 are primarily associated with the actions to exit from the Perrysburg, OH facility which is included in the manufacturing segment.

          Postretirement liability curtailment gains were $3 million for the three month period ended September 30, 2007. There were no gains recorded in the comparable period in the prior year. The gains recognized in 2007 are primarily associated with the closure of the Perrysburg, OH facility.

          Operating profit was $20 million for the three month period ended September 30, 2007 as compared with $14 million for the comparable prior year period. The increased operating profit in 2007 was primarily the result of gains on disposition of long-term assets and favorable postretirement liability curtailment gains in the third quarter of 2007 partly offset by lower gross profit.

          Interest expense was $5 million for the three month period ended September 30, 2007 as compared to $6 million in the comparable prior year period due to reduced principal balances and lower average interest rates.

          The effective income tax rate for the three month period ended September 30, 2007 was approximately 43 percent, which is representative of the rate expected to be incurred for the remainder of the year.

          Income from discontinued operations was $1 million for the three month period ended September 30, 2007, reflecting gains on the sale of the Defiance Testing and Engineering Services business. Loss from discontinued operations in the comparable prior year period reflects the Noma wire and cable assembly business as well as the Defiance Testing and Engineering Services business.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

          Net revenues were $466 million for the nine month period ended September 30, 2007 compared with $446 million for the comparable prior year period. The increase was primarily due to higher sales of $22 million in the performance chemicals segment and higher sales of $8 million in the manufacturing segment partially offset by lower sales of $10 million in corporate and other. The increase in the performance chemicals segment is due primarily to increased sales into the water treatment market driven in part by the acquisitions made in 2006. The increase in the manufacturing segment is largely the result of the acquisition of Precision Engine Products in 2006. The shortfall in corporate and other is the result of lower sales into the industrial wire market.

          Gross profit was $78 million for the nine month period ended September 30, 2007 as compared to $82 million in the comparable prior year period. Higher gross profit in the performance chemicals segment of $6 million was offset by a reduced gross profit of $9 million in the manufacturing segment. The increase in the performance chemicals segment gross profit was primarily driven by strong revenue performance in the water treatment market. The reduced performance in the manufacturing division was due to reduced sales of higher margin products in the automotive market base business.

          Gains on disposition of long term assets of $10 million were the result of the sale of surplus real estate in Denver, CO, El Segundo, CA, and Atlanta, GA.

          Selling, general and administrative expense was $39 million for the nine month period ended September 30, 2007 as compared to $38 million in the comparable prior year period. The increase in SG&A expenses were the result of increased long term incentive plan costs of $1 million as well as increased IT costs associated primarily with a new system installed in the performance chemicals segment of $1 million partly offset by a one-time $1 million insurance settlement realized in the first quarter.

          Restructuring and impairment charges were $5 million for the nine month period ended September 30, 2007 compared to $2 million for the comparable period in the prior year. The charges recorded in 2007 are primarily associated with the actions to exit the Perrysburg, OH facility which is included in the manufacturing segment and the Newark, NJ sulfuric acid production facility which is included in the performance chemicals segment.

          Curtailment gains were $3 million for the nine month period ended September 30, 2007 as compared to $1 million in the comparable period in the prior year. The gains recognized in 2007 are primarily associated with the closure of the Perrysburg, OH facility.

          Operating profit was $48 million for the nine month period ended September 30, 2007 as compared with $43 million for the comparable prior year period. The increased operating profit in 2007 was primarily the result of the gains on the disposition of long term assets partly offset by lower gross profit.

          Interest expense was $18 million for the nine month period ended September 30, 2007 as compared to $23 million in the comparable prior year period. Interest expense in the prior year period included charges of $4 million for costs related to an amendment of the first and second lien term loan agreements and the write-off of certain deferred financing costs versus $1 million of charges in the current year period. Interest expense in the current period benefited from reduced principal and lower average interest rates resulting in savings of $2 million vs. prior year.

          The effective income tax rate for the nine month period ended September 30, 2007 was approximately 42 percent, which is comparable to the 43 percent in the prior year period.

          The loss from discontinued operations for the nine month period ended September 30, 2007 was $7 million, which includes an impairment charge of $6 million related to goodwill of the Defiance Testing and Engineering Services business as compared to $1 million in the prior year period.

Results of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Revenues	(In millions)		(In millions)
Manufacturing	$32.4	$38.6	$119.4	$110.9
Performance chemicals	106.4	100.0	298.5	276.9
Corporate and other	12.6	20.0	47.9	57.7
Total	$151.3	$158.5	$465.7	$445.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007 (1)	2006 (2)	2007 (3)	2006 (4)
Operating Profit	(In millions)		(In millions)
Manufacturing	$(0.8)	$2.2	$3.3	$11.2
Performance chemicals	22.2	12.8	45.4	34.0
Corporate and other	(1.0)	(1.1)	(1.1)	(2.2)
Total	$20.4	$13.8	$47.6	$42.9

(1)	Includes restructuring and impairment charges of $1.6 million in the manufacturing segment and $0.1 million in the performance chemicals segment.
(2)	Includes restructuring and impairment charges of $0.2 million in the manufacturing segment and $0.1 million in the performance chemicals segment.
(3)	Includes restructuring and impairment charges of $2.8 million in the manufacturing segment and $1.8 million in the performance chemicals segment.
(4)	Includes restructuring and impairment charges of $1.3 million in the manufacturing segment and $0.3 million in the performance chemicals segment.

Corporate and other

          Included in corporate and other are the results of the Company’s industrial wire and fluid transport and handling equipment product lines, along with corporate administrative expenses.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Manufacturing Segment

          Net revenues for the manufacturing segment were $32 million for the three month period ended September 30, 2007 as compared to $39 million for the comparable prior year period. This reduction was the result of lower sales in the automotive market of $7 million. The revenues into the automotive market reflect reduced sales volumes sold to historical OEM automotive and heavy equipment customers. Sales into the heavy equipment and diesel engine markets were down versus prior year primarily due to a new engine emission regulation implemented in early 2007, which resulted in strong prior year sales and a resulting reduction in current year demand. Gross profit was $1 million for the three month period ended September 30, 2007 as compared to $6 million for the comparable prior year period. The decrease in gross profit was primarily due to reduced sales of higher margin products sold to automotive market base OEM and heavy equipment customers. In addition, the automotive market business was adversely impacted by a combined $1 million in manufacturing costs resulting from inefficiencies incurred with the transition of operations from the Perrysburg, OH facility into the lower cost Tallahassee, FL location, as well as higher costs to support a new product launch in the Toledo, OH facility. Selling, general and administrative expense was $3 million for the three month period ended September 30, 2007 which was favorable $1 million from the comparable prior year period. Lower selling, general and administrative costs were related to a reduction in the short-term incentive plan accrual commensurate with operating unit performance against targets as well as lower retiree medical expenses. Restructuring and impairment charges were $2 million for the three month period ended September 30, 2007 resulting from the closure of the Perrysburg, OH facility. Postretirement liability curtailment gains were $3 million for the three month period ended September 30, 2007 resulting from the closure of the Perrysburg, OH facility which drove the accelerated recognition of unrecognized gains resulting from amendments to the postretirement medical benefit plans. Operating loss was $1 million for the three month period ended September 30, 2007 compared to an operating profit of $2 million for the comparable prior year period. The operating results were driven by the reduced gross profit in the automotive market partly offset by the postretirement liability curtailment gains.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $106 million for the three month period ended September 30, 2007 as compared to $100 million for the comparable prior year period. This was due to higher sales in the Company’s water treatment market and personal care products market of $8 million and $1 million, respectively, partly offset by lower sales in the chemical processing market of $3 million primarily due to the closure of the Newark sulfuric acid production facility. The increase in sales was the result of higher average pricing and the impact of the acquisitions made in 2006 and early 2007 which are reflected in the water treatment market sales. Gross profit was $20 million for the three month period ended September 30, 2007 as compared to $20 million for the comparable prior year period. The gross profit is driven by continued strong revenue performance primarily in the water treatment market, substantially offset by higher raw material costs and a $3 million increase to the Environmental Liability based on new information and regulatory requirements. Gains on disposition of long-term assets of $10 million were the result of the sale of surplus real estate in Denver, CO, El Segundo, CA, and Atlanta, GA. Selling, general and administrative expense was $8 million for the three month period ended September 30, 2007 compared with $7 million for the comparable prior year period. The increase in selling, general and administrative expenses was driven by increased costs associated with newly implemented IT systems and increased incentive compensation accruals. Operating profit was $22 million for the three month period ended September 30, 2007 which increased $9 million from the comparable prior period. The increase in operating profit was due to the gross margin performance and the gains on disposition of long-term assets, partially offset by the higher selling, general and administrative expense.

Corporate and Other

           The reduction in revenues of $7 million from the prior year is the result of reduced revenues in the industrial wire market, primarily driven by the elimination of low margin, commodity wire sales to the recently sold Norma Wire and Cable Harness Assembly business. These reduced sales were partly offset by increased sales of higher margin specialty wire products.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Manufacturing Segment

          Net revenues for the manufacturing segment were $119 million for the nine month period ended September 30, 2007 as compared to $111 million for the comparable prior year period. This increase was driven by higher sales in the automotive market. The revenues into the automotive market reflect reduced sales volumes sold to base OEM automotive and heavy equipment customers which were more than offset by the acquisition of Precision Engine Products in the third quarter of 2006. Gross profit was $15 million for the nine month period ended September 30, 2007 as compared to $24 million for the comparable prior year period. The decrease in gross profit was primarily due to a mix shift as reduced sales of higher margin products in the automotive market base business were offset by lower margin sales associated with the Precision Engine Products business. The automotive market business was adversely impacted by a combined $2 million in manufacturing costs related to inefficiencies incurred with the transition of operations from the Perrysburg, OH facility into the lower cost Tallahassee, FL location, as well as higher costs to support a new product launch in the Toledo, OH facility. In addition, the automotive market business was adversely impacted by $1 million in expenses relating to warranty claim expenses from a customer. Selling, general and administrative expense was $11 million for the nine month period ended September 30, 2007 which was flat to the comparable prior year period despite the addition of nearly $1 million in added technical resources required to support new business awards. Restructuring and impairment charges were $3 million for the nine month period ended September 30, 2007 as compared to $1 million in the comparable prior year period. Postretirement liability curtailment gains were $2 million for the nine month period ended September 30, 2007 resulting from the closure of the Perrysburg, OH facility which drove the accelerated recognition of unrecognized gains resulting from amendments to the postretirement medical benefit plans. Operating profit of $3 million for the nine month period ended September 30, 2007 compared to an operating profit of $11 million for the comparable prior year period. The operating results were driven by the reduced gross profit in the automotive market combined with the increased restructuring and impairment charges partly offset by the postretirement liability curtailment gains.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $298 million for the nine month period ended September 30, 2007 as compared to $277 million for the comparable prior year period. This was due to higher sales in the Company’s water treatment market and personal care products market of $26 million and $4 million, respectively, partly offset by lower sales in the chemical processing market of $10 million primarily due to the closure of the Newark facility. The increase in sales was primarily the result of the higher average pricing and the impact of the acquisitions made in 2006 and early 2007 which are reflected in the water treatment market sales. Gross profit was $59 million for the nine month period ended September 30, 2007 as compared to $53 million for the comparable prior year period. The increase in gross profit is primarily attributable to strong revenue performance particularly in the water treatment market, partially offset by higher raw material costs and a $3 million increase to the environmental liability based on new information and regulatory requirements. Gains on disposition of long term assets of $10 million is driven by the sale of surplus real estate. Selling, general and administrative expense was $22 million for the nine month period ended September 30, 2007 compared with $19 million for the comparable prior year period. The increase in selling, general and administrative expenses was the result of increased allocations of corporate overhead costs as well as increased spending on IT systems and higher accrued incentive compensation costs. Restructuring and impairment charges were $2 million for the nine month period ended September 30, 2007. These charges relate to the actions to exit the Newark, NJ sulfuric acid production facility. There were no material restructuring and impairment charges in the comparable prior year period. Pension liability curtailment gains were $1 million for the nine month period ended September 30, 2007 which were flat with the comparable prior period. Operating profit was $45 million for the nine month period ended September 30, 2007 which was favorable $11 million from the comparable prior period. The increase in operating profit was due to the strong gross margin performance plus the gains on disposition of long-term assets, partially offset by the higher selling, general and administrative expense and restructuring charges in the current period.

Corporate and Other

           Net revenues in corporate and other were $48 million for the nine month period ended September 30, 2007 as compared to $58 million for the comparable prior year period. This reduction was the result of lower sales in the industrial wire market, primarily driven by elimination of low margin, commodity wire sales to the recently sold Norma Wire and Cable Harness Assembly business. These reduced sales were partly offset by increased sales of higher margin specialty wire products. The decrease in operating loss is primarily the result of a one-time $1 million insurance settlement realized in the first quarter.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $13 million at September 30, 2007, compared to $5 million at December 31, 2006. Significant cash flows during the 2007 period included capital expenditures of $21 million, net revolver payments of $10 million, debt payments of $135 million, and acquisitions of $3 million, offset by proceeds from sales of assets of $112 million and borrowings of $50 million.

          The Company had working capital of $97 million at September 30, 2007 as compared to working capital of $168 million at December 31, 2006. This decrease in working capital principally reflects a decrease in assets held for sale due to the sale of the Noma wire and cable harness assembly business and the Defiance Testing and Engineering Services, Inc. subsidiary, partially offset by increases in accounts receivable and inventory, and a decrease in accounts payable.

          On March 19, 2007, the Company completed an amendment to its credit facilities which enabled it to increase borrowings under the first lien term loan by $50 million and to use these borrowings and the net proceeds from the Noma wire and cable harness assembly business sale to redeem the entire second lien term loan.

          Cash payments for employee termination costs and facility exit costs totaled $4 million in the nine months ended September 30, 2007.

          The Company expects to make approximately $30-35 million of capital expenditures during 2007.

          On August 7, 2007, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company will purchase in the aggregate up to $30 million of its common stock in open market and negotiated purchases over a period of three years, dependent upon market conditions. This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During the third quarter of 2007, the Company repurchased 75,593 shares for a total of $2 million in accordance with the terms of a Rule 10b5-1 trading program which the Company entered into to effectuate the stock repurchase program.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, stock repurchases, and working capital requirements during the remainder of 2007.

Off Balance Sheet Arrangements

          The Company has approximately $8 million of standby letters of credit outstanding as of September 30, 2007.

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

          As a result of the implementation of FIN 48 in the first quarter of 2007, the Company recognized a $2.8 million decrease in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of September 30, 2007 was $14.2 million and has been classified as non-current income tax liabilities in the consolidated balance sheet. During the next twelve months, it is reasonably possible that the total amount of unrecognized tax benefits will significantly change by up to approximately $8 million due to the expiration of statute of limitations or the settlement of examinations. The Company is currently unable to reasonably determine when the remaining amounts will be resolved.

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

          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.

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

Interest rate risk

          At September 30, 2007, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $247 million as of September 30, 2007, a one percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

		Weighted-Average Interest Rate at
Principal Balance	Fair Value	September 30, 2007	Scheduled Maturity
$247 million	$240 million	7.53%	February 28, 2011

          In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $0.1 million at September 30, 2007.

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

Item 4. Controls and Procedures.

          (a) Disclosure Controls and Procedures.

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of as of September 30, 2007, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          In May, 2007, the Company was notified by the Northwest Clean Air Agency in Mount Vernon, WA (the “Agency”), that the Agency had imposed penalties totaling $224,000 in connection with alleged violations of the Company’s Title V Facility Air Operating Permit at its Anacortes, WA facility. The Company and the Agency entered into a settlement whereby the Company agreed to pay $82,500 in exchange for a release of all claims relating to the alleged violations.

Item 1A. Risk Factors

          There have been no material changes from risk factors as previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			(c) Total	(d)
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	Of Shares
	(a) Total		Part of	That May Yet
	Number of	(b) Average	Publicly	Be Purchased
	Shares	Price Paid per	Announced	Under the
	Purchased	Share	Program	Program

July 1-31, 2007	--	$--	$--	$--
August1-31, 2007	--	--	--	30,000,000
September 1-30, 2007	75,593	29.73	2,249,647	27,750,353
Total	75,593	$29.73	$2,249,647	$27,750,353

          On August 7, 2007, the Company announced a stock repurchase program pursuant to which the Company may purchase in the aggregate up to $30 million of its common stock. The program expires on August 7, 2010.

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

3.2

Second Amended and Restated By Laws of GenTek Inc., effective as of August 7, 2007 (incorporated by reference to the Registrant's Form 8-K, dated August 7, 2007, as filed with the Securities and Exchange Commission).

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

10.8	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2007, as filed with the Securities and Exchange Commission).

10.10	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10- Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

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

10.28	GenTek Inc. Directors Deferred Compensation Program.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.
Registrant

Date November 9, 2007	/s/	William E. Redmond, Jr.
William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date November 9, 2007	/s/	Thomas B. Testa
Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)