Form 10-K
period 2007-12-31
GENTEK INC
filed 2008-03-18
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to_________
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
Yes ☐     No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $335,737,749.

          Applicable to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒     No ☐

          The number of outstanding shares of the Registrant’s Common Stock as of February 29, 2008 was 10,344,622.

Documents Incorporated by Reference:

          Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2008, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

          GenTek Inc. (the “Company” or “GenTek”) is a holding company whose subsidiaries manufacture industrial components and performance chemicals. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations. GenTek’s subsidiaries operate through two primary business segments: valve actuation systems and performance chemicals. The valve actuation systems segment provides precision engineered valve actuation systems and components for gasoline and diesel engines in two principal markets: automotive and heavy duty/commercial. The performance chemicals segment provides value-added chemical products to four principal markets: water treatment, chemical processing, pharmaceutical and personal care, and technology. The Company’s products are frequently highly engineered and are important components of, or provide critical attributes to, its customers’ end products or operations. The Company operates over 50 manufacturing and production facilities located primarily in the U.S. and Canada.

Acquisitions

          On December 31, 2007, the Company acquired Bay Chemical and Supply Company. The acquisition included the manufacturing facility in Odem, Texas. Bay Chemical and Supply Company produces and distributes aluminum sulfate and other water treatment chemicals for the south Texas municipal water treatment market. The purchase price was $7 million.

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

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The purchase price of the transaction was $26 million.

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

Discontinued Operations

          On July 17, 2007, the Company completed the sale of its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. The net proceeds from these transactions were used to repay outstanding debt. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. Proceeds from the transaction were used to repay $22 million of the Company’s second lien term loan. During the second quarter of 2005, the Company ceased operations of its printing plate business. The business had become unprofitable as it had experienced severe competitive pressures over the last several years and had been hurt by a continued shift in technology in the printing plate market. Accordingly, all financial information included herein has been reclassified to reflect these businesses as discontinued operations.

Products and Services by Segment

          The Company’s segment presentation has been revised to reflect its industrial wire and fluid handling equipment product lines within corporate and other. These product lines were formerly included within the Company’s manufacturing segment, which is no longer a reportable segment. The remaining businesses of the former manufacturing segment comprise the new valve actuation systems segment. Prior year information has been restated to conform to the current presentation.

          The following table sets forth the Company’s sales by segment:

	Years Ended December 31,

	2007	2006	2005

	(In millions)
Valve actuation systems	$152.1	$146.1	$142.2
Performance chemicals	396.7	373.3	334.1
Corporate and other	59.5	73.8	61.1

Consolidated	$608.2	$593.3	$537.4

Valve Actuation Systems Segment

          The valve actuation systems segment provides precision engineered valve actuation systems and components for gasoline and diesel engines in two principal markets: automotive and heavy duty/commercial. The Company’s products for these markets are described below:

•

Automotive. For the automotive market, the Company manufactures precision-engineered valve actuation systems and components, including complete valve actuation sub-assemblies as well as components such as stamped and machined rocker and roller-rocker arms, cam follower rollers, cam follower roller axles, antifriction needle roller bearings, hydraulic lash adjusters, hydraulic flat and roller lifters, mechanical roller tappets and other hardened/machined components;

•

Heavy Duty/Commercial. For the heavy duty/commercial market, the Company manufactures valve and high pressure fuel pump actuation components such as precision machined roller bearings, mechanical roller tappets, and valve actuation system assemblies.

          The Company’s precision-engineered stamped and machined engine components for valve actuation systems improve engine efficiency by reducing engine friction and component mass. These components are used both in traditional overhead valve and in the increasingly popular single and double overhead cam engines which power cars, light trucks and sport utility vehicles. Over the last several years, the Company has benefited from the design transition of overhead valve engines to overhead cam engines providing a strong position with which to participate in the industry’s latest efforts to improve fuel efficiency and power. Increased design use of additional valves per cylinder to improve fuel/air throughput have resulted in volume growth on specific engine applications. The majority of the Company’s valve actuation system production is sold to U.S. automobile engine manufacturers and their Tier 1 suppliers.

          Automotive and heavy duty/commercial engine manufacturers generally award business to their suppliers by individual engine line for the life of the engine. The loss of any single engine line contract would not be material to the Company. However, a continued economic downturn in the automotive or the heavy duty/commercial industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations of Chrysler or Ford could have a material adverse impact on the results of the Company’s valve actuation systems segment. Neither of these customers accounted for 10 percent or more of the Company’s revenues in 2007.

Performance Chemicals Segment

          The Company’s performance chemicals segment provides value-added products to four principal markets: (i)water treatment; (ii)chemical processing; (iii)pharmaceutical and personal care; and (iv)technology. The Company’s products and services for these markets are described below.

          Water Treatment. With a network of 38 water treatment chemical plants located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or “alum”, which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of ferric sulfate and other specialty flocculants (polymer-based materials used for settling and/or separating solids from liquids), ammonium sulfate and sodium nitrite. The Company’s water treatment products are designed to address important environmental issues confronting its customers. These value-added products provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water.

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

          Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of antiperspirants, and also supplies ingredients used in prescription pharmaceuticals, nutritional supplements, veterinary health products and other personal care products. The customer base includes many of the world’s leading pharmaceutical and personal care companies.

          Technology. The Company provides ultrahigh-purity electronic chemicals for the semiconductor and disk drive industries. The Company’s electronic chemicals include ultrahigh-purity acids, caustics, solvents, etchants and formulated photo ancillaries for use in the manufacture of semiconductor processing chips and computer disk drives.

Corporate and Other

          The corporate and other segment provides industrial components for two primary markets; wire and cable, and fluid handling equipment. The Company provides wire and cable for a broad range of applications in the electronic, appliance, automotive and consumer electrical markets. These products are sold to OEM’s throughout North America. The Company provides fluid handling equipment sold primarily for automotive service applications.

Competition

          Competition in the valve actuation systems segment’s markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. The Company competes with, among others, Delphi, Eaton, INA, Timken, and captive OEMs.

          Although the Company’s performance chemicals segment generally has significant market share positions in the product areas in which it competes, most of its end markets are highly competitive. In the pharmaceuticals and personal care market, the Company’s major competitors include BK Giulini Corp. and Summit Research Labs as well as the captive production facilities of certain personal care companies. The Company’s competitors in the chemical processing market include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Chemtrade Logistics, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In water treatment, the Company competes with Geo Specialty Chemicals, Kemira Water Solutions Inc., U.S. Aluminates and other regional players. Competitors in the technology market include KMG Chemicals, Honeywell Electronic Materials and Mallinckrodt-Baker.

Suppliers; Availability of Raw Materials

          The Company purchases a variety of raw materials for its businesses. The primary raw material used by the valve actuation systems segment is steel. The Company’s performance chemicals segment’s competitive cost position is, in part, attributable to its sourcing relationships for certain raw materials that serve as the feedstock for many of its products. Major raw material purchases include sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, bauxite and aluminum tri-hydrate (for the manufacture of alum), zirconium based products (for the manufacture of antiperspirant active ingredients), sulfur (for the manufacture of sulfuric acid), and soda ash (for the manufacture of sodium nitrite).

          The Company purchases raw materials from a number of suppliers and, in most cases, believes that alternative sources are available to fulfill its needs. A number of the raw materials the Company will purchase are subject to cyclical price movements. In the performance chemicals segment, the Company is able to pass through all or a portion of raw material price increases, but often on a lagged basis. The Company has had limited success in doing so with steel cost increases to its automotive market customers. The Company continues its efforts to ensure it has sufficient access to required raw materials at competitive prices and to pass along raw material price increases where possible.

Sales and Distribution

          The Company’s valve actuation systems segment has approximately 40 sales, marketing, engineering and customer service personnel. Generally, the Company markets its products directly to its customers, but in certain markets a distribution network is used. The valve actuation systems segment’s technical and engineering staff is an integral part of the segment’s sales and distribution effort. Since many of the Company’s products are precision-engineered and custom-designed to customer specifications, the Company’s sales force and engineers work closely with its customers in designing, producing, testing and improving its products.

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

Seasonality; Backlog

          The business of the valve actuation systems segment is generally not seasonal. Within the performance chemicals segment, the water treatment and sulfur products businesses have higher volumes in the second and third quarters of the year, owing to (i) higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and (ii) higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The other markets that the performance chemicals segment serves are generally not seasonal. Due to the nature of the Company’s businesses, there are no significant backlogs.

Subsequent Event

          On February 29, 2008, the Company completed the sale of its antiperspirant actives business to Summit Research Labs, Inc. for $18 million, subject to a working capital adjustment. As part of this transaction, the Company will continue to operate the antiperspirant actives manufacturing unit for up to one year under a transition services contract. This business continues to be classified as continuing operations.

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

          The Company maintains a program to manage its facilities’ compliance with environmental laws and regulations. Expenditures for 2007 approximated $13 million (of which approximately $4 million represented capital expenditures and approximately $9 million related to ongoing operations and the management of potential environmental contamination from prior operations). Expenditures for 2006 approximated $8 million (of which approximately $1 million represented capital expenditures and approximately $7 million related to ongoing operations and the management of potential environmental contamination from prior operations). The Company expects expenditures similar to 2007 levels in 2008. In addition, if environmental laws and regulations affecting the Company’s operations become more stringent, costs for environmental compliance may increase above historical levels.

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

          Delaware Valley Facility. On September 7, 2000, the EPA issued to the Company an Initial Administrative Order (an “IAO”) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act (“RCRA”), which requires that the Company conduct an environmental investigation of the Company’s Delaware Valley facility (the “Facility”) and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. Over the past seven years, the Company has been working cooperatively with the EPA and Honeywell, a prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The Company conducted the first investigatory steps required by the IAO, the evaluation of potential soil and groundwater contamination, in both the North Plant (the area of the facility north of US Route 18) and the South Plant (the area south of US Route 18) that borders the Delaware River. As a result of the Company’s bankruptcy filing in 2002, the Company entered into an agreement with Honeywell dated April 30, 2004 in which Honeywell agreed to take back all environmental liability at the North Plant, past, present and future, as well as ownership of the North Plant. In addition, Honeywell took responsibility for the cost to address groundwater contamination at the South Plant. The Company remains responsible only for soil contamination at the South Plant. Although the EPA refused to formally drop the Company from the IAO, the EPA signed a letter acknowledging Honeywell’s agreement to be responsible for all liability at the North Plant and for groundwater contamination at the South Plant and to seek recourse against Honeywell for those liabilities and only look to the Company in the event of a default by Honeywell. The remaining requirements of the IAO will be performed over the course of the next several years. The Company closed the South Plant operations of its Delaware Valley facility on November 10, 2003. This closure resulted in an expansion of the investigation to be performed under the IAO. Depending on the results of that additional investigation, additional remedial activity may be required for soils in the South Plant. The Company has provided for the estimated costs of $2 million for compliance with the IAO in its accrual for environmental liabilities. As such, the Company believes that compliance with the IAO will not have a material effect on its results of operations or financial condition.

Employees/Labor Relations

          At December 31, 2007, the Company had approximately 1,475 employees, of whom approximately 550 were full-time salaried employees, approximately 555 were full-time hourly employees (represented by 8 different unions) and approximately 370 were hourly employees working in nonunion facilities.

          The Company’s union contracts have durations which vary from three to four years. The Company’s relationships with its unions are generally good.

Executive Officers and Key Employees

          Set forth below is information with respect to each of the Company’s executive officers and/or key employees.

          William E. Redmond, Jr., 48, President and Chief Executive Officer of the Company since May, 2005 and a Director of the Company since November 2003. Mr. Redmond is also a Director of Eddie Bauer Inc. From 1996 until 2003, Mr. Redmond held the position of Chairman, President and Chief Executive Officer of Garden Way Incorporated.

          George G. Gilbert, 59, Vice President and General Manager – Valve Actuation Systems Group since 2001. From 1997 to 2001, Mr. Gilbert held the position of Vice President Technical Services/Strategic Development, for Simpson Industries.

          Douglas J. Grierson, 43, Vice President and Controller since April 2005. Mr. Grierson served as Director of Accounting and Assistant Controller from June 1999 to April 2005.

          James Imbriaco, 55, Vice President, General Counsel and Secretary since July 2005. From May 2004 to June 2005, Mr. Imbriaco held the position of Consulting Corporate Counsel with Bowne & Co., Inc. From October 2000 to August 2003, Mr. Imbriaco held the position of Vice President, General Counsel and Secretary with Agency.com, Ltd.

          Robert D. Novo, 50, Vice President of Human Resources and Environmental Health and Safety since August 2004. Mr. Novo served as the Vice President of Human Resources from July 2003 to August 2004. Prior to July 2003, Mr. Novo held various senior level human resource positions with Honeywell International since 1995.

          Vincent J. Opalewski, 45, Vice President and General Manager – Performance Chemicals Group since September 2006. Mr. Opalewski served as Vice President - Sales and Marketing, for the Performance Chemicals Group from July 2005 to September 2006. He previously served as General Manager of the Sulfur Products Group from January 2000 to July 2005.

          Thomas B. Testa, 46, Vice President and Chief Financial Officer since September 2006. Mr. Testa served as Vice President and General Manager – Performance Chemicals Group since August 2004. From April 2002 to August 2004, Mr. Testa served as Vice President – Operations for the Performance Chemicals Group. He previously served as General Manager of the Electronic Chemicals business group from October 1997 to April 2002.

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

          The Company’s debt service obligations are estimated to be approximately $19 million to $21 million in 2008, including approximately $3 million of principal repayments. This debt service may have an adverse impact on the Company’s earnings and cash flow, which could in turn negatively impact GenTek’s stock price.

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

•	a significant portion of its borrowings are, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	the Company may be more vulnerable to a downturn in the industries in which it operates or a downturn in the economy in general;

•	the Company may be limited in its flexibility to plan for, or react to, changes in its businesses and the industries in which it operates;

•	the Company may be placed at a competitive disadvantage compared to its competitors that have less debt;

•	the Company may be limited in its ability to react to unforeseen increases in certain costs and obligations arising in its businesses, including environmental, pension and tax liabilities;

•	the Company may determine it to be necessary to dispose of certain assets or one or more of its businesses to reduce its debt; and

•	the Company’s ability to borrow additional funds in excess of its current financing may be limited.

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

          In addition, the Company and its subsidiaries must comply with certain financial covenants. In the event the Company was to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, the Company’s lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of its assets. The material financial covenants with which the Company must comply include a maximum leverage ratio of 3.5, a minimum interest coverage ratio of 3.00, and a maximum amount of capital expenditures of $42 million in 2008 and $33 million in 2009. The maximum amount of capital expenditures will be increased if the prior year’s maximum amount was not reached by the amount of the shortfall up to a maximum increase of $15 million.

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

          Pursuant to the terms of certain of the Company’s indebtedness, in certain instances it is required to prepay outstanding indebtedness prior to its stated maturity date. Specifically, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. These prepayment provisions may limit the Company’s ability to utilize this cash flow to pursue business opportunities.

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

          In each of its business segments, the Company operates in competitive markets. Its valve actuation systems segment competes with numerous international and North American companies, including various captive operations of automotive original equipment manufacturers (OEMs) and Tier 1 suppliers to automotive manufacturers. Competition in the valve actuation systems segment’s markets is based on a number of factors, including design and engineering capabilities, price, quality and the ability to meet customer delivery requirements. Due to the level of competition, its customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Most of the markets in which its performance chemicals segment does business are highly competitive, with competitors typically segregated by end market. Competition in the performance chemicals segment’s markets is based on a number of factors, including price, freight economics, product quality and technical support. If the Company is unable to compete successfully, its financial condition and results of operations could be adversely affected.

The industries the Company competes in are subject to economic downturns.

          An economic downturn in the automotive industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced operations at Chrysler or Ford, or at certain of its manufacturing plants, could have a material adverse impact on the results of its valve actuation systems segment. For the Company’s performance chemicals business, weakness in the pulp and paper, electronics or petroleum refining industries could have an adverse effect on its results of operations.

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

          The Company’s revenues are dependent on the continued operation of its various manufacturing facilities. In particular, the operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, acts of terrorism, power outages, the need to comply with directives of government agencies, and dependence on the ability of railroads and other shippers to transport raw materials and finished products in a timely manner.  The occurrence of material operational problems, including but not limited to the foregoing events, at one or more of the Company’s facilities could have a material adverse effect on its results of operations or financial condition.  Certain facilities within each of its business segments account for a significant share of its profits.  Disruption to operations at one of these facilities could have a material adverse impact on segment financial performance and its overall financial condition.  In addition, in certain circumstances, the Company could also be materially affected by a disruption or closure of a customer’s plant or facility to which it supplies its products.

A significant portion of the Company’s revenue and operating income from its valve actuation systems segment has been, and is expected to continue to be, concentrated in a small number of customers.

          The Company derives and is expected to continue to derive significant portions of its revenues and operating income in its valve actuation systems segment from sales of products to Ford and Chrysler.  As a result, the loss of, or reduced demand from these customers could adversely effect the Company’s revenues and operating income.

Material changes in pension and other postretirement benefit costs may occur in the future.  In addition, investment returns on pension assets may be lower than assumed, which could result in larger cash funding requirements for the Company’s pension plans, which could have an adverse impact on the Company.

          The Company maintains several defined benefit pension plans covering certain employees in Canada and the United States.  It records pension and postretirement benefit costs in amounts developed from actuarial valuations.  Inherent in these valuations are key assumptions including the discount rate and expected long-term rate of return on plan assets.  Material changes in pension and other postretirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used, and changes in the benefit plans.  Amounts required to be funded are also dependent upon interest rates.  Some of the plans are underfunded.  The Company is required to rectify this underfunding in accordance with federal guidelines.  The Company expects to be required to make substantial cash contributions beginning in 2010 and continuing beyond such time. Moreover, if investment returns on pension assets are lower than assumed, it may have substantially larger cash funding requirements for its pension plans, which may have a material adverse impact on its liquidity.

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

          The Company maintains insurance coverage on its properties, machines, supplies and other elements integral to its business and against certain third party litigation, environmental matters and similar events.  Due to recent changes in market conditions in the insurance industry and other factors, the Company may not be able to secure insurance at a similar cost to what it may have previously paid, if at all.  In addition, there are certain types of losses, such as earthquakes, floods, hurricanes, terrorism, acts of war or product warranty that may be uninsurable or not economically insurable.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also may make insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed.

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

          From time to time, the Company considers dispositions of assets or businesses.  The Company cannot predict the types of dispositions that may be undertaken in the future or the financial impact of such actions.  For example, after-tax cash proceeds received in connection with any disposition would be dependent on levels of interest from potential purchasers and the tax and other structuring elements of such transaction.  As a result, there can be no assurance as to the terms of any such disposition, the level of any disruption to the operations of the Company caused by such transaction, or the long-term effect of such transaction on the Company’s financial condition.

The Company has recently completed several acquisitions and may continue to pursue new acquisitions or joint ventures, and any such transaction could adversely affect operating results or result in increased costs or other operating or management problems.  The Company remains subject to the ongoing risks of successfully integrating and managing the acquisitions that have been completed.

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

          Sales of large amounts of the Company’s common stock, or the perception that large sales could occur, may cause volatility in its stock price.  As of December 31, 2007, the Company had approximately 11 million shares of common stock outstanding.  This relatively small float of shares available for purchase/sale may result in share price volatility in cases where an investor seeks, or is perceived to be seeking, to acquire or divest a large block of shares in the public market.

The exercise of the Company’s Tranche B and Tranche C warrants could create substantial dilution, or there may be other events which could have a dilutive effect on its common stock.

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

          Set forth below are the locations and uses of the Company’s major properties:

Location	Use

Valve Actuation Systems Segment
Tallahassee, Florida	Production Facility
Westland, Michigan(1)	R&D Center and Offices
Toledo, Ohio	Production Facility
Defiance, Ohio(2)	Production Facility
Curitiba, Brazil(1)	Production Facility

Performance Chemicals Segment
Hollister, California(2)	Production Facility and Offices
Pittsburg, California(2)	Production Facility
Richmond, California(2)	Production Facility
Augusta, Georgia	Production Facility
East St. Louis, Illinois	Production Facility
Berkeley Heights, New Jersey(2)	Production Facility and Offices
Solvay, New York	Production Facility
Celina, Texas	Production Facility
Midlothian, Texas	Production Facility
Anacortes, Washington	Production Facility
Thorold, Ontario	Production Facility
Valleyfield, Quebec	Production Facility

Corporate and Other
Weaverville, North Carolina(2)	Production Facility and Offices
Mineral Wells, Texas	Production Facility and Offices
Parsippany, New Jersey(1)	Headquarters

(1) Leased.

(2) Mortgaged as security under the Company’s debt facilities.

Item 3.  Legal Proceedings.

          The Company is involved in claims, litigation, administrative proceedings and investigations of various types and certain environmental proceedings previously discussed.  See “Item 1. Business - Environmental Matters” above.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations, cash flows or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2007.

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

	High	Low

2007
First Quarter	$38.00	$31.25
Second Quarter	$36.39	$32.76
Third Quarter	$36.53	$28.14
Fourth Quarter	$36.09	$27.96

2006
First Quarter	$20.96	$17.77
Second Quarter	$29.04	$22.60
Third Quarter	$30.47	$26.57
Fourth Quarter	$36.15	$27.46

          As of March 6, 2008, there were 2,874 stockholders of record of the Company’s common stock.

Dividends

          The Company currently intends to retain its earnings for use in the operation and expansion of its business and for debt service and, therefore, it does not anticipate paying regular cash dividends in the foreseeable future. Additionally, the Company’s credit facilities directly limit the ability of the Company to pay cash dividends.

Equity Compensation Plan Information

          The following table gives information about its existing Common Stock that may be issued upon the exercise of options, warrants and rights under its Amended and Restated 2003 Management and Directors Incentive Plan as of December 31, 2007.

	Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	347,556	$19.47	757,754

Equity compensation plans not approved by security holders	0	N/A	0

Total	347,556	$19.47	757,754

Performance Graph

          In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

          The following graph illustrates the cumulative total stockholder return that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on November 11, 2003 (the first trading day of the Company’s Common Stock following the Company’s emergence from Bankruptcy) in each of: (i) GenTek Inc. Common Stock, (ii) the Russell 2000 Index, (iii) the Standard & Poor’s MidCap Auto Components Index, and (iv) the Standard & Poor’s SmallCap Chemicals Index.

Indexed Performance

	11/11/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

GenTek (GETI)	100.00	99.72	147.02	159.94	309.41	261.82
Russell 2000 Index	100.00	105.57	125.03	130.81	154.94	152.53
S&P MidCap Auto Components Index	100.00	111.27	112.82	95.30	92.47	107.30
S&P SmallCap Chemicals Index	100.00	114.69	138.00	108.48	132.10	123.71

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Program

October 1-31, 2007	—	$—	—	$27,750,353
November 1-30, 2007	8,900	29.26	8,900	27,489,954
December 1-31, 2007	36,861	28.52	36,861	26,438,628

Total	45,761	$28.66	45,761	$26,438,628

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

	Successor					Predecessor

	Years Ended December 31,				Period Ended December 31, 2003	Period Ended November 10, 2003

	2007	2006	2005	2004

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$608,219	$593,254	$537,433	$509,813	$62,672	$456,356
Restructuring and impairment charges	4,964	2,974	6,989	8,934	293	24,783
Operating profit	62,130	51,575	36,893	30,091	3,190	9,942
Interest expense	22,685	29,137	24,733	7,930	2,426	856
Income (loss) from continuing operations	38,092	14,131	7,773	15,067	1,259	443,110	(1)(2)
Income (loss) from discontinued operations	(8,325)	(16,234)	(8,595)	180,251	(167)	51,282
Net income (loss)	$29,767	$(2,103)	$(822)	$195,318	$1,092	$494,392	(1)(2)

Per Share:
Income (loss) from continuing operations—basic	$3.69	$1.39	$0.77	$1.51	$0.13	$17.33	(1)(2)
Income (loss) from continuing operations—diluted	3.29	1.29	0.77	1.50	0.13	17.33	(1)(2)
Income (loss) from discontinued operations—basic	(0.81)	(1.60)	(0.86)	18.03	(0.02)	2.01
Income (loss) from discontinued operations—diluted	(0.72)	(1.48)	(0.85)	17.98	(0.02)	2.01
Net income (loss)—basic	2.89	(0.21)	(0.08)	19.53	0.11	19.34	(1)(2)
Net income (loss)—diluted	2.57	(0.19)	(0.08)	19.48	0.11	19.34	(1)(2)
Dividends(3)	—	—	31.00	7.00	—	—

Balance Sheet Data (at end of period):
Total assets	$613,979	$730,206	$761,075	$755,519	$1,067,534
Long-term debt (including current portion)	240,132	345,299	360,269	11,793	251,188
Total equity	145,609	98,479	85,375	400,427	278,787

(1)	Includes a decrease to the deferred tax asset valuation allowance of $98.5 million.

(2)	Includes reorganization items of $400.1 million of income.

(3)	During 2005 and 2004, the Company paid special dividends of $31.00 and $7.00 per share, respectively.

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

Acquisitions

          On December 31, 2007, the Company acquired Bay Chemical and Supply Company. The acquisition included the manufacturing facility in Odem, Texas. Bay Chemical and Supply Company produces and distributes aluminum sulfate and other water treatment chemicals for the south Texas municipal water treatment market. The purchase price was $7 million.

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

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve train systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The purchase price of the transaction was $26 million.

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

Discontinued Operations

          On July 17, 2007, the Company completed the sale of its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. The net proceeds from the transaction were used to repay outstanding debt. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. Proceeds from the transaction were used to repay $22 million of the Company’s second lien term loan. During the second quarter of 2005, the Company ceased operations of its printing plate business. The business had become unprofitable as it has experienced severe competitive pressures over the last several years and has been hurt by a continued shift in technology in the printing plate market. Accordingly, all financial information included herein has been reclassified to reflect these businesses as discontinued operations.

Overview

          The Company is a holding company whose subsidiaries manufacture industrial components and performance chemicals. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations. It operates through two primary business segments: valve actuation systems and performance chemicals. Its products are frequently highly engineered and are important components of, or provide critical attributes to, its customers’ end products or operations. The Company operates over 50 manufacturing and production facilities located primarily in the U.S. and Canada.

Valve Actuation Systems

          The valve actuation systems segment provides precision engineered valve actuation systems and components for gasoline and diesel engines in two principal markets: automotive and heavy duty/commercial. Over the last several years the Company’s automotive sales and operating profits have been adversely impacted by industry conditions affecting its major customers’ operations. Volume reductions and pricing pressure by auto manufacturers and Tier 1 suppliers has resulted in lower volumes and selling prices. Sales to the automotive market, which accounted for approximately 82 percent of the valve actuation systems segment’s revenue in 2007, increased approximately 7 percent during the past year, due in large part to the full year impact of the acquisition of Precision Engine Products. The Company expects that revenues for 2008 will decline due to reduced demand in both the automotive and heavy duty/commercial markets. In response to competitive pressures within the automotive market, the valve actuation systems segment has taken aggressive action to improve its cost position. The Company has closed certain facilities, reduced headcount and other operating expenses, and expanded production in its lower cost, non-union facility in Tallahassee, FL.

          Due to the Company’s dependence on the North American automotive market, production levels of the automotive OEMs influence the valve actuation systems segment’s sales and profitability. The North American automobile and light truck “build rate” is one commonly used indicator of such production levels. More specifically, though, the production levels of the individual engine programs that it supplies impact its sales and profitability in the automotive market. The Company’s revenues in this market are also influenced, to a lesser degree, by the North American “class 8” heavy duty diesel truck build rate.

          Profitability in the Company’s valve actuation systems segment can be influenced by a number of factors, including: production levels at its individual manufacturing facilities, as well as the volume and consistency of production levels at its customers’ manufacturing facilities; demands from its customers to reduce the prices of its products; the prices it pays for key raw materials and transportation costs.

Performance Chemicals

          The performance chemicals segment provides a broad range of value-added chemical products to four principal markets: water treatment, chemical processing, pharmaceutical and personal care, and technology. In the water treatment market its revenues are derived from the sale of water treatment chemicals to large municipal treatment facilities and pulp and paper operations. Sales to the water treatment market which accounts for approximately 51 percent of the performance chemicals segment’s revenues, have increased approximately 17 percent over the last year. This increase is principally due to price increases as well as the impact of the acquisitions made over the course of the last two years. The Company anticipates that sales to the water treatment market will grow in 2008 primarily due to the full year impact of the acquisitions made in 2007. In the chemical processing market, its revenues are derived principally from the sale of sulfuric acid regeneration services to large oil refineries on the West Coast of the United States and from the sale of sulfuric acid which is used in the manufacture of synthetic fibers, paper, fertilizers as well as many other products. Sales to the chemical processing market which account for approximately 17 percent of the performance chemicals segment’s revenues, have decreased by approximately 13 percent over the last year. This decrease is primarily due to the closure of the Newark, NJ sulfuric acid facility. The Company anticipates that sales to the chemical processing market will grow in 2008 based on the investment in the Augusta Plant expansion. In the pharmaceutical and personal care market, GenTek’s revenues are driven by sales of active ingredients to manufacturers of antiperspirants and pharmaceuticals. Sales to the pharmaceutical and personal care market, which account for approximately 19 percent of the performance chemicals segment’s revenue, increased by approximately 5 percent over the last year primarily due to price increases. The Company anticipates sales to this market in the year 2008 will decrease based on the recently completed sale of the antiperspirant actives business. In the technology market, GenTek’s revenues are derived primarily from the sale of high purity chemicals to producers of semiconductor devices. Sales to the technology market, which account for approximately 13 percent of the performance chemicals segment’s revenues, have increased 3 percent over the last year. The Company anticipates that sales into this market will be flat year over year. Operating efficiency and price improvements offsetting raw material and other cost increases are expected to maintain the performance chemicals segment’s profitability in 2008.

          Profitability in its performance chemicals segment can be influenced by a number of factors, including: competitive market conditions; the volume and consistency of production levels at its customers’ consuming locations, production levels at its individual manufacturing facilities; the prices it pays for its key raw materials, including sulfur, sulfuric acid, bauxite, aluminum tri-hydrate and zirconium-based products; and transportation costs.

Corporate and Other

          The corporate and other segment provides industrial components for two primary markets; wire and cable, and fluid handling equipment. The Company provides wire and cable for a broad range of applications in the electronic, appliance, automotive and consumer electrical markets. Sales to the wire and cable market which account for approximately 81 percent of corporate and other segment revenue, decreased by approximately 22 percent over the last year. This decrease was the result of reduced sales of commodity wire to the former Noma wire and cable harness assembly operations which were sold in early 2007. The Company expects wire and cable sales in 2008 to be essentially flat. The Company provides fluid handling equipment sold primarily for automotive service applications. Sales to the fluid handling market which account for approximately 19 percent of corporate and other segment revenue, decreased by approximately 5 percent over the last year. The Company expects fluid handling equipment sales in 2008 to be essentially flat.

          Profitability in the corporate and other segment can be influenced by a number of factors: production levels at its individual manufacturing facilities, as well as the volume and consistency of production levels at its customers’ manufacturing facilities; demands from its customers to reduce the prices of its products; the prices it pays for key raw materials and transportation costs.

Subsequent Event

          On February 29, 2008, the Company completed the sale of its antiperspirant actives business to Summit Research Labs, Inc. for $18 million, subject to a working capital adjustment. As part of this transaction the Company will continue to operate the antiperspirant actives manufacturing unit for up to one year under a transition services contract. This business continues to be classified as continuing operations.

Results of Operations

          The following table sets forth certain line items from its Consolidated Statements of Operations for the three years ended December 31, 2007 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Years Ended December 31,

	2007		2006		2005

	(In millions)
Net revenues	$608.2	100%	$593.3	100%	$537.4	100%
Cost of sales	502.6	83	488.6	82	437.9	81
Selling, general and administrative expense	51.8	9	50.2	8	54.9	10
Net (gain) loss on disposition of long-term assets	(10.0)	(2)	0.5	—	0.2	—
Restructuring and impairment charges	5.0	1	3.0	1	7.0	1
Pension curtailment and settlement (gains) losses	(3.3)	(1)	(0.6)	—	0.6	—

Operating profit	62.1	10	51.6	9	36.9	7
Interest expense	22.7	4	29.1	5	24.7	5
Interest income	0.6	—	0.6	—	0.6	—
Other (income) expense, net	(0.9)	—	0.3	—	(2.4)	—
Income tax provision (benefit)	2.9	—	8.6	1	7.3	1

Income from continuing operations	$38.1	6%	$14.1	2%	$7.8	1%

2007 Compared with 2006

          Net revenues were $608 million for the year 2007 compared with $593 million for the prior year. This increase was due to higher sales of $23 million in the performance chemicals segment and $6 million in the valve actuation systems segment partly offset by reduced sales of $14 million in the corporate and other segment. The increase in the performance chemicals segment was due to increased sales into the water treatment market driven in part by the impact of the acquisitions of GAC, Repauno and Chalum. The increase in the valve actuation systems segment was primarily the result of higher sales revenues in the automotive market resulting from the full year impact of the acquisition of Precision Engine Products. Lower sales in the corporate and other segment were due to reduced sales into the wire and cable market.

          Gross profit was $106 million for the year 2007 compared with $105 million for the prior year. Gross profit performance was the result of increased gross profit of $15 million in the performance chemicals segment partly offset by reduced gross profit in the valve actuation systems segment of $12 million and the corporate and other segment of $1 million. The increase in the performance chemicals segment gross profit was driven primarily by the strong revenue performance primarily in the water treatment market resulting from the impact of the acquisitions combined with increased prices and higher volumes which more than offset the impact of increased raw material costs. The decrease in gross profit in the valve actuation systems segment was principally due to unfavorable product mix and increased cost related to operational issues in the automotive market.

          Net gains on disposition of long-term assets of $10 million were the result of the sale of surplus real estate in the performance chemicals segment located in Denver, CO, El Segundo, CA, and Atlanta, GA.

          Selling, general and administrative expense was $52 million for the year ended December 31, 2007 as compared with $50 million in the prior year. This increase is primarily attributable to increased compensation costs of $2 million and increased IT systems costs in the performance chemicals segment of $1 million partly offset by a one-time $1 million insurance settlement realized in the first quarter.

          Restructuring and impairment charges were $5 million for the year ended December 31, 2007 as compared with charges of $3 million for the prior year. During 2007, impairment charges of $1 million were recorded to reflect estimated fair values of two closed facilities that are held for sale. Restructuring charges recorded in 2007 included $2 million associated with the closure of a production facility and $2 million for continuing costs from activities initiated during prior years. These restructuring actions have been completed. The Company expects that the closure of the production facility during the current year will result in an estimated annual reduction in employee and facility related expenses of approximately $3 million. The Company began to realize these reductions during 2007. The Company will continue to review its operations, and may record additional restructuring charges to tailor its cost structure to current economic conditions.

          During 2007, the Company adopted plan amendments that froze pension plan benefits for hourly employees covered by certain collective bargaining agreements, and closed one of its manufacturing facilities. These actions resulted in a net curtailment gain of $3 million. During 2006, the Company adopted plan amendments that froze pension plan benefits for hourly employees covered by certain collective bargaining agreements, and announced the closure of one of its manufacturing facilities. These actions resulted in a net curtailment gain of $0.6 million.

          Operating profit was $62 million for the year 2007 as compared with $52 million for the prior year. The higher operating profit was the result of the gain on disposition of long-term assets and pension curtailments partly offset by lower gross profit and increased selling, general and administrative expense and increased restructuring costs as compared with 2006.

          Interest expense was $23 million for the year 2007 as compared to $29 million for the prior year. The reduction in interest expense was the result of lower average principal balances and lower interest rates during 2007 as compared to the prior year.

          Income tax expense for the year 2007 was $3 million as compared to $9 million for the year 2006. During 2007, income tax expense was reduced by the reversal of an uncertain tax position of $8 million relating to a prior period and the recognition of a net deferred tax asset for the difference between the tax basis in the stock of a subsidiary and its book basis of $8 million, due to the expectation that the difference will reverse in the foreseeable future, as a result of the impending sale of the subsidiary.

          Loss from discontinued operations was $8 million for the year 2007 versus $16 million in 2006. Included in loss from discontinued operations in 2007 is an impairment charge of $6 million related to the Defiance Testing and Engineering Services business. Included in loss from discontinued operations in 2006 are impairment charges of $2 million related to the Canadian wire and cable business and $12 million related to the Noma wire and cable harness assembly business.

2006 Compared with 2005

          Net revenues were $593 million for the year 2006 compared with $537 million for the prior year. This increase was due to higher sales of $39 million in the performance chemicals segment, $4 million in the valve actuation systems segment and $13 million in the corporate and other segment. The increase in the performance chemicals segment was due to broad based strength across all market segments as well as the partial year impact of the acquisitions of GAC and Repauno. The increase in the valve actuation systems segment was primarily the result of increased sales in the heavy duty/commercial market as reduced sales in the automotive base business were directly offset by the favorable impact of the acquisition of Precision Engine Products. Higher sales revenues in the corporate and other segment were the result of increased sales into the wire and cable market.

          Gross profit was $105 million for the year 2006 as compared with $100 million for 2005. This reflects higher gross profit in performance chemicals of $10 million and corporate and other of $1 million partly offset by lower gross profit in valve actuation systems of $6 million. The increase in the performance chemicals segment gross profit was driven primarily by the strong revenue performance. The increase in gross profit in corporate and other was the result of the sales performance in the wire and cable market. The decrease in gross profit in the valve actuation systems segment was principally due to unfavorable product mix in the automotive market.

          Selling, general and administrative expense was $50 million for the year ended December 31, 2006 as compared with $55 million in the prior year. This decrease is primarily attributable to the Company’s cost reduction efforts. In addition, 2005 was adversely impacted by a $2 million charge relating to the former Chief Executive Officer’s separation from the Company.

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

          Operating profit was $52 million for the year 2006 as compared with $37 million for the prior year. The higher operating profit was the result of higher gross margin and lower selling, general and administrative expense plus the reduction in restructuring costs as compared with 2005.

          Interest expense was $29 million for the year 2006 as compared to $25 million for the prior year. The increase in interest expense was the result of higher average principal balances and higher interest rates during 2006 as compared to the prior year.

          Income tax expense for the year 2006 was $9 million as compared to $7 million for the year 2005. In both years, the effective tax rate was negatively affected by the impact of the Company’s foreign operations. During 2006, this impact was partially offset by a one-time benefit related to the payment of dividends on restricted stock.

          Loss from discontinued operations for the year 2006 was $16 million versus $9 million in 2005. Included in loss from discontinued operations in 2006 are impairment charges of $2 million related to the Canadian wire and cable business and $12 million related to the Noma wire and cable harness assembly business. Included in loss from discontinued operations in 2005 is an impairment charge of $7 million relating to the Canadian wire and cable business.

Results of Operations by Segment

2007 Compared with 2006

	Years Ended December 31,

	2007	2006	Change

	(In millions)
Net Revenues:
Valve actuation systems	$152.1	$146.1	$6.0
Performance chemicals	396.7	373.3	23.4
Corporate and other	59.5	73.8	(14.3)

Total	$608.2	$593.3	$14.9

Operating Profit (Loss):
Valve actuation systems	$(0.3)	$10.5	$(10.8)
Performance chemicals	64.8	44.7	20.1
Corporate and other	(2.4)	(3.7)	1.3

Total	$62.1	$51.6	$10.5

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $152 million for the year 2007 as compared to $146 million for 2006. This increase was primarily the result of higher sales to the automotive market of $8 million partly offset by lower sales to the heavy duty/commercial market of $2 million. The increase in revenues in the automotive market was primarily due to the full year impact of the acquisition of Precision Engine Products. The decrease in sales in the heavy duty/commercial market was due to reduced volume as customers built inventory in 2006 in anticipation of 2007 changes in engine emission standards as well as engine program losses which more than offset gains. Gross profit was $14 million for the year 2007 as compared to $27 million in 2006. The reduced gross profit was driven by unfavorable product mix in the automotive market as reduced sales of higher margin products sold to the Company’s historical OEM customer base were directly offset by increased sales of lower margin products resulting from the acquisition of Precision Engine Products. In addition, 2007 results were adversely impacted by $6 million in operational issues in the automotive market; which included a $3 million expense related to a warranty claim from a customer, $1 million in inefficiencies incurred in the transition of operations from the Perrysburg, OH facility into the lower cost Tallahassee, FL facility, and $1 million in higher costs to support a new product launch in the Toledo, OH facility. Selling, general and administrative expense was $14 million for 2007 which was flat to the comparable prior year period as reduced spending offset the addition of $1 million in added technical resources required to support the new business awards. Restructuring and impairment charges were $3 million for 2007 as compared to $2 million for 2006. Postretirement liability curtailment gains were $2 million for 2007 resulting from the closure of the Perrysburg, OH facility which drove the accelerated recognition of unrecognized gains resulting from previous amendments to the postretirement medical benefits plans. The valve actuation systems segment was at break-even operating profit for 2007 as compared with a $10 million operating profit for 2006. This reduction in operating profit was primarily as a result of the lower gross margin performance in 2007 and higher restructuring and impairment charges partly offset by the postretirement liability curtailment gains.

Performance Chemicals Segment

          Net revenues were $397 million for the year 2007 as compared with $373 million for the prior year. This increase was principally the result of higher sales into the water treatment, pharmaceutical and personal care and technology markets of $29 million, $4 million and $1 million, respectively, partially offset by lower sales into the chemical processing market of $11 million. The increase in revenues is primarily the result of the pass through of higher raw material prices and freight costs. In addition, the impact of acquisitions in the water treatment market contributed increased revenues of $15 million as compared to prior year. The reduced revenues in the chemical processing market were primarily the result of the closure of the Newark, NJ sulfuric acid facility. Gross profit for 2007 was $86 million as compared to $71 million for the prior year. The increase was principally the result of the strong volumes and increased prices in excess of previously incurred raw material cost increases. The acquisitions made in the water treatment market resulted in an increase in gross profit of $3 million as compared to prior year. 2007 gross profit benefited by the recovery of $3 million in expenses associated with the previously settled Richmond lawsuit and $2 million resulting from credits for the transfer of excess emission allowances partly offset by a $3 million increase to the environmental liability based on new information and regulatory requirements. Gains on disposition of long term assets of $10 million were driven by the sale of surplus real estate. Selling, general and administrative expense was $30 million for the year 2007 as compared with $26 million for 2006. The increase was principally due to increased IT system operating costs of $1 million, higher incentive compensation expenses of $1 million and increased allocations of corporate overhead costs of $2 million reflective of the performance chemicals segment comprising a larger portion of the Company. Restructuring and impairment charges were $2 million for the year 2007 as compared with a $1 million charge recorded during 2006. The 2007 charges relate to the actions to exit the Newark, NJ sulfuric acid production facility. Pension liability curtailment gains were $1 million for 2007 which was flat with the prior year. Operating income for 2007 was $65 million as compared with $45 million for 2006. The increase was principally due to the increased gross profit plus the gain on disposition of long term assets partly offset by the increased selling, general and administrative expense and restructuring charges in the current year.

Corporate and Other Segment

          Net revenues were $59 million for the year 2007 as compared with $74 million for the prior year period. Reduced revenue was the result of lower sales in the wire and cable market. Gross profit for the year 2007 was $5 million as compared to $7 million for the prior period. The reduced gross profit was the result of the lower revenue performance and increased raw material costs in the wire and cable market. Selling, general and administrative expense was $8 million for 2007 as compared to $10 million in 2006. Operating loss for 2007 was $2 million, as compared to $4 million in the prior year. The operating loss was the result of lower gross profit offset by reduced selling, general and administrative expense.

2006 Compared with 2005

	Years Ended December 31,

	2006	2005	Change

	(In millions)
Net Revenues:
Valve actuation systems	$146.1	$142.2	$3.9
Performance chemicals	373.3	334.1	39.2
Corporate and other	73.8	61.1	12.7

Total	$593.3	$537.4	$55.9

Operating Profit (Loss):
Valve actuation systems	$10.5	$17.4	$(6.9)
Performance chemicals	44.7	29.4	15.3
Corporate and other	(3.7)	(9.8)	6.1

Total	$51.6	$36.9	$14.7

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $146 million for the year 2006 as compared to $142 million for 2005. This increase was the result of higher sales into the heavy duty/commercial market. Revenues in the automotive market were flat as reduced sales to the Company’s existing North American automotive customer base of $20 million were directly offset by revenue resulting from the acquisition of Precision Engine Products. Gross profit was $27 million for the year 2006 as compared to $33 million for 2005. This decrease is principally due to reduced volumes and unfavorable product mix in the automotive market. Selling, general and administrative expense was $14 million for 2006 as compared to $13 million in 2005. Restructuring and impairment charges were $2 million for 2006 and $3 million for 2005. Operating profit for 2006 was $11 million as compared with $17 million for 2005. This decrease was the result of the above-mentioned lower gross profit and the slightly higher selling, general and administrative expense and higher restructuring charges.

Performance Chemicals Segment

          Net revenues were $373 million for the year 2006 as compared with $334 million for the prior year period. This was due to higher sales in the Company’s water treatment, chemical processing, technology, and pharmaceutical and personal care product lines of $22 million, $6 million, $5 million, and $5 million, respectively. The increase in sales was due to increased pricing of $24 million which was primarily the result of the pass through of higher raw material costs, increased volumes in the sulfur products and technology markets of $8 million as well $7 million attributable to the acquisition of the assets of Repauno and GAC during 2006. Gross profit was $71 million as compared with $61 million for the prior year. The increase in gross profit was primarily attributable to the increase in revenues. Reduced environmental remediation costs of $3 million versus the prior period were offset by an insurance recovery of $3 million in 2005 related to the Company’s closed Delaware Valley Works South Plant. Selling, general and administrative expense was $26 million for the year 2006 as compared with $29 million for 2005. This decrease was primarily due to cost reduction efforts. There were no net restructuring and pension curtailment charges in 2006 as compared with $3 million of charges recorded during 2005. Operating profit for 2006 was $45 million as compared with $29 million for 2004. The increase was principally due to the increased gross profit, lower selling, general and administrative expense and increased operating efficiencies.

Corporate and Other Segment

          Net revenues were $74 million for the year 2006 as compared with $61 million for the prior year period. Increased revenue was the result of higher sales in the wire and cable market. Gross profit for the year 2006 was $7 million as compared to $6 million for the prior period. The increased gross profit was the result of the strong revenue performance in the wire and cable market. Selling, general and administrative expense was $10 million for 2006 as compared to $14 million in 2005. This reduced spending was a result of the Company’s cost reduction efforts. In addition, 2005 was adversely impacted by a $2 million charge relating to the former Chief Executive Officer’s separation from the Company. There were no net restructuring and pension curtailment charges in 2006 as compared with $2 million of charges recorded during 2005. The charges recorded in 2005 were the result of the closure of the Company’s Southfield, MI offices. Operating loss for 2006 was $4 million as compared with $10 million for 2005. This improvement was the result of the above-mentioned increased gross profit and the lower selling, general and administrative expense and restructuring charges.

Liquidity and Capital Resources

          Cash and cash equivalents were $16 million at December 31, 2007, compared with $5 million at December 31, 2006. Significant cash flows during 2007 included acquisitions of $10 million, capital expenditures of $29 million, and net debt payments of $104 million offset by proceeds from asset sales of $15 million and cash provided by operations of $45 million. The Company had working capital (current assets minus current liabilities) of $93 million at December 31, 2007 as compared with working capital of $168 million at December 31, 2006. This decrease is primarily a result of a decrease in assets and liabilities held for sale in connection with the sale of the Noma wire and cable harness assembly business.

          Cash payments for employee termination costs and facility exit costs totaled $5 million in the year ended December 31, 2007. These restructuring actions have been completed.

          The Company’s primary credit facilities consists of a first lien term loan and a $60 million revolving credit facility (the “Credit Facilities”). The first lien loan is due on February 28, 2011 and carries an interest rate of LIBOR plus 2 percent or base rate plus 1 percent. The $60 million revolving credit facility matures on February 28, 2010 and currently carries an interest rate of LIBOR plus 2.25 percent subject to rate changes under a pricing grid if the Company’s leverage ratio changes. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. The material financial covenants with which the Company must comply include a maximum leverage ratio of 3.5, a minimum interest coverage ratio of 3.00, and a maximum amount of capital expenditures of $42 million in 2008 (plus $15 million of available carryover from 2007) and $33 million in 2009. The maximum amount of capital expenditures will be increased if the prior year’s maximum amount was not reached by the amount of the shortfall up to a maximum increase of $15 million. At December 31, 2007, the Company was in compliance with the covenants in the Credit Facilities.

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

          During 2007, the Company made $29 million of capital expenditures. Capital expenditures are expected to be approximately $45 to $50 million in 2008. Contributions to pension plan trusts are expected to be approximately $3 million in 2008.

          On August 7, 2007, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company will purchase in the aggregate up to $30 million of its common stock in open market and negotiated purchases over a period of three years, dependent upon market conditions. This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During 2007, the Company repurchased 121,354 shares for a total of $4 million in accordance with the terms of a Rule 10b5-1 trading program which the Company entered into to effectuate the stock repurchase program.

          Management believes that the Company's cash flow from operations and availability under its revolving credit facility will be sufficient to cover debt service requirements, capital expenditures, and working capital requirements during 2008.

Off-Balance Sheet Agreements

          The Company has approximately $8 million of standby letters of credit outstanding as of December 31, 2007.

Contractual Obligations

	Payments Due by Period(1)

	(In thousands)
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long-term debt	$2,851	$178,640	$58,505	$136	$240,132
Interest on outstanding debt(2)	15,402	27,455	631	10	43,498
Operating leases	3,576	5,364	1,170	170	10,280

Total contractual obligations	$21,829	$211,459	$60,306	$316	$293,910

(1)

Unrecognized tax benefits and interest theron totaling $7,342 have not been included in these amounts as the Company is unable to make reasonably reliable estimates of the periods of potential settlement.

(2)

Reflects interest on debt balances outstanding at year end using interest rates in effect at December 31, 2007. Interest is calculated based on contractual maturity dates and does not reflect any prepayments.

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

          The Company’s accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2007, accruals for environmental matters were $25 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company generally does not maintain insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

          The Company maintains a program to manage its facilities’ compliance with environmental laws and regulations. Expenditures for 2007 approximated $13 million (of which approximately $4 million represented capital expenditures and approximately $9 million related to ongoing operations and the management of potential environmental contamination from prior operations). Expenditures for 2006 approximated $8 million (of which approximately $1 million represented capital expenditures and approximately $7 million related to ongoing operations and the management of potential environmental contamination from prior operations). The Company expects expenditures similar to 2007 levels in 2008. In addition, if environmental laws and regulations affecting the Company’s operations become more stringent, costs for environmental compliance may increase above historical levels.

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

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. Certain provisions of this Statement were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s results of operation or financial condition.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Employers are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. The net impact on the December 31, 2006 balance sheet was to decrease prepaid pension costs by $1.7 million, decrease other current liabilities by $0.9 million, reduce accrued pension and postretirement benefit costs by $10.4 million and increase deferred tax liabilities by $1.2 million, with the offset increasing stockholders’ equity by $8.3 million. Additionally, for fiscal years ending after December 15, 2008, SFAS 158 will require employers to measure the plan assets and obligations as of the date of the employer’s fiscal year end. The Company currently utilizes a measurement date of October 31. The Company does not anticipate the change in the fiscal year end measurement date to have a material impact on the Company’s results of operations or financial condition.

          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s results of operation or financial condition.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141R if and when a future acquisition occurs.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s results of operation or financial condition.

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

          Deferred Taxes – GenTek records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized based upon historical taxable income, projected future taxable income and available tax planning strategies. Its estimates of future taxable income are based upon its current operating forecast, which it believes to be reasonable. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary. However, different assumptions regarding its current operating forecast could materially affect its estimates.

          Unrecognized tax benefits – In accordance with FIN 48, the Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the consolidated statement of operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions is properly recorded pursuant to the recognition and measurement provisions of FIN 48.

          Purchase Accounting – GenTek applies the purchase method of accounting for acquisitions. Under this method, the purchase price, including any capitalized acquisition costs is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. The determination of fair values of such assets and liabilities require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives. The initial fair values assigned to certain of these acquisitions are preliminary and may be revised prior to finalization, which is to be completed within a reasonable period, generally within one year of acquisition. Different assumptions and estimates that underlie the fair value assessments could materially affect its results.

          Impairment of Goodwill and Indefinite Lived Intangible Assets – GenTek records impairment losses on goodwill and indefinite lived intangible assets based upon an annual review of the value of the assets or when events and circumstances indicate that the asset might be impaired and when the recorded value of the asset is more than its fair value. The Company performs its goodwill impairment testing utilizing a two-step process. In the first step, the fair value of the reporting units is compared with their carrying amounts, including goodwill. Estimates of fair value are based on a number of factors, including independent appraisals and current operating forecasts. If required, the second step of the goodwill impairment test compares the implied fair value of the goodwill with its carrying amount. The implied fair value of the goodwill is determined by allocating the fair value determined in the first step to all of the assets and liabilities included in the reporting unit as if the unit had been acquired in a business combination, then comparing the fair value of the unit to the amounts assigned to the assets and liabilities, with any excess becoming the implied fair value of goodwill. Impairment testing for indefinite lived intangible assets is performed separately from goodwill impairment testing. Significant assumptions that underlie the fair value estimates include future growth rates and weighted average cost of capital rates. However, different assumptions regarding its current operating forecast could materially affect its results.

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

          Pension and Other Postretirement Benefits – GenTek records pension and other postretirement benefit costs based on amounts developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. For example, holding all other components of the calculations constant, a change in the assumed discount rate by ¼ percent would change 2007 pension and other postretirement benefit costs by approximately $0.1 million and the projected pension and other postretirement benefit obligations by approximately $7 million. A change in the expected long-term rate of return on plan assets of 1 percent would change 2007 pension cost by approximately $2 million. Material changes in pension and other postretirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used and changes in the benefit plans.

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

Interest rate risk

          At December 31, 2007, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $239 million as of December 31, 2007, a one percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at December 31, 2007	Scheduled Maturity

$239 million	$234 million	7.13%	February 28, 2011

          The Company has two interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid is based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $(2.4) million at December 31, 2007.

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
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted (1) Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” as of January 1, 2007 which changed the accounting for uncertain tax positions; (2) the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) as of December 31, 2006, which changed its method of accounting for pension and postretirement benefits; and (3) SFAS No. 123(R), Share-Based Payment, as of January 1, 2006, which changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 17, 2008

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2007	2006	2005

Net revenues	$608,219	$593,254	$537,433
Cost of sales	502,596	488,637	437,883
Selling, general and administrative expense	51,820	50,240	54,884
Net (gain) loss on disposition of long-term assets	(10,031)	472	158
Restructuring and impairment charges	4,964	2,974	6,989
Pension and postretirement liability curtailment and settlement (gains) losses	(3,260)	(644)	626

Operating profit	62,130	51,575	36,893
Interest expense	22,685	29,137	24,733
Interest income	646	604	557
Other (income) expense, net	(854)	347	(2,388)

Income from continuing operations before income taxes	40,945	22,695	15,105
Income tax provision	2,853	8,564	7,332

Income from continuing operations	38,092	14,131	7,773
Income (loss) from discontinued operations (net of tax of $641, $(7,160) and $(4,363), respectively)	(8,325)	(16,234)	(8,595)

Net income (loss)	$29,767	$(2,103)	$(822)

Earnings per common share – basic:
Income from continuing operations	$3.69	$1.39	$0.77
Income (loss) from discontinued operations	(0.81)	(1.60)	(0.86)

Net income (loss)	$2.89	$(0.21)	$(0.08)

Earnings per common share – assuming dilution:
Income from continuing operations	$3.29	$1.29	$0.77
Income (loss) from discontinued operations	(0.72)	(1.48)	(0.85)

Net income (loss)	$2.57	$(0.19)	$(0.08)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2007	2006

		As Restated – See Note 18
ASSETS
Current assets:
Cash and cash equivalents	$16,089	$5,237
Receivables, net	74,004	77,305
Inventories	51,184	46,885
Deferred income taxes	39,675	31,578
Assets held for sale	5,617	136,294
Other current assets	6,320	6,511

Total current assets	192,889	303,810
Property, plant and equipment, net	218,525	224,102
Goodwill	147,158	139,497
Intangible assets, net	48,488	54,703
Other assets	6,919	8,094

Total assets	$613,979	$730,206

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,707	$42,639
Accrued liabilities	52,260	56,181
Current portion of long-term debt	2,851	4,612
Liabilities of businesses held for sale	—	32,753

Total current liabilities	99,818	136,185
Long-term debt	237,281	340,687
Pension and postretirement obligations	51,270	85,501
Other liabilities	80,001	69,354

Total liabilities	468,370	631,727

Equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized: 100,000,000 shares; issued: 10,605,265 and 10,359,716 shares at December 31, 2007 and 2006, respectively	86,444	83,516
Warrants	7,776	8,355
Accumulated other comprehensive income	21,510	8,550
Retained earnings (deficit)	30,890	(1,678)
Treasury stock, at cost: 35,081 and 12,198 shares at December 31, 2007 and 2006, respectively	(1,011)	(264)

Total equity	145,609	98,479

Total liabilities and equity	$613,979	$730,206

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2007	2006	2005

		As Restated –	As Restated –
		See Note 18	See Note 18

Cash flows from operating activities:
Net income (loss)	$29,767	$(2,103)	$(822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	8,325	16,234	8,595
Pension and postretirement liability curtailment gains	(3,260)	(644)	—
Depreciation and amortization	35,705	33,836	34,372
Asset impairment charges	914	1,231	1,852
Net (gain) loss on disposition of long-term assets	(10,031)	472	(1,633)
Long-term incentive plan costs, net	3,698	1,793	1,176
Excess tax benefit from long-term incentive plan	(703)	(318)	—
(Increase) decrease in receivables	6,639	3,501	(7,840)
(Increase) decrease in inventories	(3,088)	(2,229)	21
(Increase) decrease in deferred tax assets	(12,158)	(4,961)	(14,828)
Increase (decrease) in accounts payable	(1,403)	3,415	796
Increase (decrease) in accrued liabilities	(434)	5,609	(6,282)
Increase (decrease) in other liabilities and assets, net	(6,448)	2,073	(16,469)

Net cash provided by (used for) continuing operations	47,523	57,909	(1,062)
Net cash provided by (used for) discontinued operations	(2,339)	(17,539)	7,244

Net cash provided by operating activities	45,184	40,370	6,182

Cash flows from investing activities:
Capital expenditures	(28,822)	(20,106)	(24,305)
Proceeds from sales or disposals of long-term assets	14,997	849	2,499
Proceeds from (purchase of) short-term investments	—	2,367	(2,229)
Acquisition of businesses net of cash acquired*	(9,946)	(40,119)	—

Net cash used for continuing operations	(23,771)	(57,009)	(24,035)
Net cash provided by (used for) discontinued operations	96,945	28,383	(6,892)

Net cash provided by (used for) investing activities	73,174	(28,626)	(30,927)

Cash flows from financing activities:
Proceeds from revolving credit facility	77,750	17,750	54,500
Repayments of revolving credit facility	(87,750)	(7,750)	(54,500)
Issuance of long-term debt	50,000	929	382,000
Repayment of long-term debt	(143,333)	(24,589)	(26,561)
Deferred financing costs	(378)	(396)	(10,733)
Dividends	—	(2,367)	(310,742)
Exercise of stock options and warrants	887	872	708
Excess tax benefit from long-term incentive plan	703	318	—
Payments to acquire treasury stock	(747)	(178)	(86)
Repurchase and retirement of common stock	(3,560)	—	—
Other	382	—	—

Net cash provided by (used for) continuing operations	(106,046)	(15,411)	34,586
Net cash used for discontinued operations	(2,163)	(1,738)	(7,319)

Net cash provided by (used for) financing activities	(108,209)	(17,149)	27,267

Effect of exchange rate changes on cash	703	10	(151)

Increase (decrease) in cash and cash equivalents	10,852	(5,395)	2,371
Cash and cash equivalents at beginning of period	5,237	10,632	8,261

Cash and cash equivalents at end of period	$16,089	$5,237	$10,632

Supplemental information:
Cash paid (refunded) for income taxes(1)	$3,899	$(287)	$(287)

Cash paid for interest(2)	$23,240	$29,730	$19,500

Capital expenditures incurred but not yet paid	$9,163	$5,716	$3,519

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

*Acquisition of businesses, net of cash acquired:
Working capital, other than cash	$(1,641)	$(10,771)	$—
Property, plant and equipment	(1,665)	(21,647)	—
Other assets	(7,642)	(13,438)	—
Current liabilities	378	—	—
Non-current laibilities	624	5,737	—

Total cash used to acquire businesses	$(9,946)	$(40,119)	$—

(1)	Includes cash paid for income taxes related to discontinued operations of $0 and $(4) for the years ended December 31, 2006 and 2005, respectively.

(2)	Includes cash paid for interest related to discontinued operations of $372 and $408 for the years ended December 31, 2006 and 2005, respectively.

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Years Ended December 31, 2007
(In thousands, except per share data)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total

Balance at January 1, 2005	$271,690	$(2,123)	$8,361	$—	$(886)	$123,385	$400,427
Components of comprehensive loss:
Net loss	—	—	—	—	—	(822)	(822)
Minimum pension liability adjustments (net of tax of $(2,197))	—	—	—	—	(3,357)	—	(3,357)
Foreign currency translation adjustments (net of tax of $(95))	—	—	—	—	(145)	—	(145)
Change in unrealized gain on derivative instruments (net of tax of $345)	—	—	—	—	527	—	527

Comprehensive loss							(3,797)
Long-term incentive plan grants, net	(88)	1,264	—	—	—	—	1,176
Exercise of warrants	2	—	—	—	—	—	2
Dividends ($31.00 per share)	(190,917)	—	—	—	—	(122,138)	(313,055)
Exercise of stock options	708	—	—	—	—	—	708
Acquisition of treasury stock	—	—	—	(86)	—	—	(86)

Balance at December 31, 2005	81,395	(859)	8,361	(86)	(3,861)	425	85,375
Components of comprehensive income:
Net loss	—	—	—	—	—	(2,103)	(2,103)
Minimum pension liability adjustment (net of tax of $2,494) (as Restated – see Note 18)	—	—	—	—	3,811	—	3,811
Foreign currency translation adjustments (net of tax of $59)	—	—	—	—	92	—	92
Change in unrealized gain on derivative instruments (net of tax of $157)	—	—	—	—	239	—	239

Comprehensive income (as Restated – see Note 18)							2,039
Adjustment to initially apply FASB Statement No. 158 (net of tax of $1,198) (as Restated – see Note 18)	—	—	—	—	8,269	—	8,269
Long-term incentive plan grants, net	1,243	859	—	—	—	—	2,102
Exercise of warrants	48	—	(6)	—	—	—	42
Exercise of stock options	830	—	—	—	—	—	830
Acquisition of treasury stock	—	—	—	(178)	—	—	(178)

Balance at December 31, 2006 – as Restated see Note 18	83,516	—	8,355	(264)	8,550	(1,678)	98,479
Cumulative effect of change in accounting for uncertain tax positions	—	—	—	—	—	2,801	2,801
Components of comprehensive income:
Net income	—	—	—	—	—	29,767	29,767
Pension and postretirement liability adjustments (net of tax $12,722)	—	—	—	—	15,271	—	15,271
Foreign currency translation adjustments (net of tax of $41)	—	—	—	—	61	—	61
Change in unrealized gain/(loss) on derivative instruments (net of tax of $(1,552)	—	—	—	—	(2,372)	—	(2,372)

Comprehensive income							42,727
Long-term incentive plan grants, net	4,640	—	—	—	—	—	4,640
Exercise and cancellation of warrants	586	—	(579)	—	—	—	7
Exercise of stock options	880	—	—	—	—	—	880
Acquisition of treasury stock	—	—	—	(747)	—	—	(747)
Repurchase and retirement of common stock	(3,560)	—	—	—	—	—	(3,560)
Other	382	—	—	—	—	—	382

Balance at December 31, 2007	$86,444	$—	$7,776	$(1,011)	$21,510	$30,890	$145,609

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 – Basis of Presentation

          GenTek Inc. (“GenTek” or the “Company”) is a holding company with no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet obligations. GenTek’s subsidiaries operate through two primary business segments: valve actuation systems and performance chemicals. The valve actuation systems segment provides precision engineered valve actuation systems and components to two principal markets: automotive and heavy duty/commercial. The performance chemicals segment provides a broad range of value-added chemical products to four principal markets: water treatment, chemical processing, pharmaceutical and personal care and technology. The Company operates over 50 manufacturing and production facilities located primarily in the U.S. and Canada.

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

          The Company reviews goodwill and indefinite lived intangible assets separately for impairment annually (as of October 31) and whenever events and circumstances indicate that the recorded value of the assets might be more than its fair value. Estimated fair values are determined based upon a number of factors, including market information and current operating forecasts.

          Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized or when a specific claim is both probable and can be estimated.

          Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated.

          Accruals for pension and other postretirement benefit costs utilize a number of accounting mechanisms that reduce the volatility of reported costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, the impact of asset performance on pension expense is recognized over a five-year phase-in period though a “market-related” value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

          Assets and liabilities of foreign subsidiaries are translated into US dollars at the year-end exchange rate while revenues and expenses are translated monthly at the average exchange rate for each month. The resulting translation adjustments are made directly to accumulated other comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies other than their functional currency (different from their own), are included in earnings as they occur and reflected within other income (expense).

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

          The Company records shipping and handling costs in cost of sales.

          Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. Prior to January 1, 2006, the Company applied the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for employee stock based compensation. Prior period results have not been restated.

          The following table illustrates the effect on net income and net income per share if the Company had applied the fair value based method to recognize stock-based employee compensation for the year ended December 31, 2005:

Year Ended December 31, 2005

Net loss as reported	$(822)
Add: Stock-based employee compensation expense included in net income determined under intrinsic value method, net of related tax effects	1,176
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,430)

Pro forma net loss	$(1,076)

Loss per share:
Basic – as reported	$(0.08)

Basic – pro forma	$(0.11)

Diluted – as reported	$(0.08)

Diluted – pro forma	$(0.11)

          For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

2005

Dividend yield	—
Expected volatility	22%
Risk-free interest rate	3.97%
Expected holding period (in years)	4
Weighted average fair value	$2.94

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

          The components of accumulated other comprehensive income (loss) are as follows:

	December 31,

	2007	2006

Foreign currency translation	$613	$552
Unrecognized pension and postretirement (costs) credits	22,451	7,180
Net unrealized gain/(loss) on derivative instruments	(1,554)	818

Accumulated other comprehensive income	$21,510	$8,550

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. See Note 6.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. Certain provisions of this Statement were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s results of operation or financial condition.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans – Amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Employers are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. The net impact on the December 31, 2006 balance sheet was to decrease prepaid pension costs by $1,749, decrease other current liabilities by $862, reduce accrued pension and postretirement benefit costs by $10,354 and increase deferred tax liabilities by $1,198, with the offset increasing stockholders’ equity by $8,269. These amounts have been restated from what was previously reported. See Note 18. Additionally, for fiscal years ending after December 15, 2008, SFAS 158 will require employers to measure the plan assets and obligations as of the date of the employer’s fiscal year end. The Company currently utilizes a measurement date of October 31. The Company does not anticipate the change in the fiscal year end measurement date to have a material impact on the Company’s results of operations or financial condition.

          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s results of operation or financial condition.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141R if and when a future acquisition occurs.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

          Certain locations within the Company’s performance chemicals segment have permitted allowances for air emissions. These locations monitor their emissions and routinely invest funds to maintain compliance levels or to improve performance. Costs for environmental maintenance and improvement projects are recorded in cost of sales and the gains from sales or transfers of these credits are likewise recorded in cost of sales. During December 2007, the Company sold excess emission credits through an open market created specifically to trade such emission credits, and recorded a gain from these sales in the amount of $1,591.

          Losses on disposition of long-term assets in prior years have been reclassified in the consolidated statement of operations to conform to the current period presentation. These losses were previously included in cost of sales. Non-current deferred tax assets have been reclassified in the consolidated balance sheets to conform to the current period presentation in other assets.

Note 3 – Acquisitions

          On December 31, 2007, the Company acquired Bay Chemical and Supply Company. The acquisition included the manufacturing facility in Odem, Texas. Bay Chemical and Supply is a producer of water treatment chemicals. The total cost of the acquisition was $6,750 before any working capital adjustments. As a result of the acquisition of Bay Chemical and Supply, the Company recognized $4,741 of goodwill, which will not be deductible for tax purposes. The goodwill is the result of synergies and cost reductions expected to be realized as the facility is assimilated into the Company’s network of water treatment chemical production facilities in the performance chemicals segment.

          On February 6, 2007, the Company acquired the assets of Chalum, Inc. The total cost of the acquisition was $3,203. The acquisition included the manufacturing facility in Sacaton, Arizona. Chalum produces aluminum sulfate for the greater Phoenix, Arizona municipal water treatment market. As a result of the acquisition of Chalum, the Company recognized $2,901 of goodwill, all of which is expected to be deductible for tax purposes. The goodwill is the result of synergies and cost reductions expected to be realized as the facility is assimilated into the Company’s network of water treatment chemical production facilities in the performance chemicals segment.

          On September 21, 2006, the Company acquired the assets of GAC MidAmerica, Inc. (“GAC”). The acquisition included manufacturing facilities in Toledo, Ohio, Indianapolis, Indiana, and Saukville, Wisconsin. GAC produces aluminum sulfate and bleach, as well as distributing specialty water treatment chemicals, sulfuric acid and caustic soda. The total cost of the acquisition was $8,266. The GAC acquisition resulted in goodwill of $2,879 related to synergies and cost reductions expected to be realized as the facility is assimilated into the Company’s network of water treatment chemical production facilities in the performance chemicals segment.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          On July 31, 2006, the Company acquired the assets of Precision Engine Products Corp., a wholly owned subsidiary of Stanadyne Corporation. Precision Engine Products is dedicated principally to the manufacturing of hydraulic lash adjusters and die cast aluminum rocker arm assemblies utilized in valve actuation systems for both OEM and after market applications to the global automotive and light truck markets. Precision Engine Products has manufacturing facilities in Tallahassee, Florida and Curitiba, Brazil. The total cost of the acquisition was $26,262, plus the potential of an earn out for Stanadyne of up to $10,000, payable, if at all, based on certain performance metrics being achieved during the twelve months following the closing date. As part of the initial purchase price allocation, the Company recorded a liability for the excess of the fair value of assets purchased over the preliminary purchase price due to the potential for an earn-out payment. During the third quarter of 2007, it was determined that these performance metrics had not been achieved, and that no additional consideration was due. Accordingly, the liability representing the excess of the values assigned to the assets purchased over the preliminary purchase price was reversed, and the values assigned to property, plant and equipment were adjusted from $15,990 to $11,172 and the values assigned to intangible assets were adjusted from $4,100 to $3,822.

          On July 27, 2006, the Company acquired the assets of Repauno Products, LLC. The acquisition included the manufacturing facility in Gibbstown, New Jersey. Repauno Products manufactures sodium nitrite which is used in a wide range of industries including metal finishing, heat transfer salts, rubber processing, meat curing, odor control and inks and dyes. The total cost of the acquisition was $6,057. During the second quarter of 2007, the Company increased the value assigned to intangible assets by $1,560.

          The allocation of the purchase price of the acquisitions is based on valuation information available to the Company which is subject to change as such information is finalized. Purchase price allocations have been finalized for all acquisitions in 2006 and Chalum, Inc. The Company expects to finalize the purchase price allocation for the Bay Chemical and Supply Company acquisition by the end of 2008. Operating results for the acquired entities have been reflected in the Company’s consolidated financial statements from date of acquisition.

Note 4 – Restructuring and Impairment Charges

Restructuring Actions – 2007

          During 2007, the Company initiated actions to close its Perrysburg, Ohio facility, which is included in its valve actuation systems segment. This action has been completed as of December 31, 2007. The following tables summarize the Company’s costs and accruals for these restructuring actions:

Employee Termination Costs
Costs incurred in current period	$421
Costs anticipated to be incurred in the future	—

Total costs expected to be incurred	$421

Provisions	$421
Amounts paid	(384)

Accrual balance at December 31, 2007	$37

Facility Exit Costs
Costs incurred in current period	$1,870
Costs anticipated to be incurred in the future	—

Total costs expected to be incurred	$1,870

Provisions	$1,870
Amounts paid	(1,870)

Accrual balance at December 31, 2007	$—

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Restructuring Actions – Prior to 2007

          During 2006, the Company initiated actions to close two production facilities in its performance chemicals segment. During 2005, the Company initiated actions to close three manufacturing facilities in its valve actuation systems segment. In addition, the Company initiated a workforce reduction affecting corporate and performance chemicals employees. As of December 31, 2007, these restructuring actions have been completed. The following tables summarize the Company’s costs and accruals for these restructuring actions:

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$675	$9,148	$2,145	$11,968
Costs anticipated to be incurred in the future	—	—	—	—

Total costs incurred	$675	$9,148	$2,145	$11,968

Accrual balance at December 31, 2004	—	944	—	944
Provisions	338	219	2,014	2,571
Amounts paid	(249)	(1,114)	(2,014)	(3,377)

Accrual balance at December 31, 2005	89	49	—	138
Provisions	337	390	—	727
Amounts paid	(426)	(49)	—	(475)

Accrual balance at December 31, 2006	—	390	—	390
Provisions	—	174	—	174
Amounts paid	—	(564)	—	(564)

Accrual balance at December 31, 2007	$—	$—	$—	$—

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Facility Exit Costs
Cumulative costs incurred	$1,808	$17,612	$—	$19,420
Costs anticipated to be incurred in the future	—	—	—	—

Total costs incurred	$1,808	$17,612	$—	$19,420

Accrual balance at December 31, 2004	—	843	—	843
Provisions	1,169	1,397	—	2,566
Amounts paid	(1,035)	(2,240)	—	(3,275)

Accrual balance at December 31, 2005	134	—	—	134
Provisions	502	514	—	1,016
Amounts paid	(636)	(302)	—	(938)

Accrual balance at December 31, 2006	—	212	—	212
Provisions	137	1,448	—	1,585
Amounts paid	(137)	(1,660)	—	(1,797)

Accrual balance at December 31, 2007	$—	$—	$—	$—

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Impairment Charges

          During 2007, the Company recorded non-cash impairment charges of $914 to reflect estimated fair values of closed facilities in Waterdown, Ontario, Canada, which is included in the valve actuation systems segment, and Saukville, Wisconsin, which is included in the performance chemicals segment. The estimated fair values were determined based upon offers to purchase these facilities.

          During the fourth quarter of 2006, the Company recorded a non-cash impairment charge of $728 to reflect revised fair values of machinery and equipment used for a discontinued product line in the valve actuation systems segment, based on its estimated salvage value.

          During the second quarter of 2006, the Company recorded a non-cash impairment charge of $503 to reflect revised estimated fair values of fixed assets at its previously closed facilities in Waterdown, Ontario, Canada and Guelph, Ontario, Canada, which were included in the valve actuation systems segment. The revised estimates of fair values were determined based upon sales of and offers to purchase these assets.

          During December 2005, the Company announced its intention to close a facility in Waterdown, Ontario, Canada, which is included in the valve actuation systems segment. Accordingly, the long-lived assets at this facility were assessed for impairment. Based on the results of this assessment, the Company recorded a non-cash impairment charge of $452 to reduce the fixed assets at this facility to fair value, which was determined based upon market prices for similar assets.

          During August 2005, the Company closed a facility in Guelph, Ontario, Canada, which is included in the valve actuation systems segment. Accordingly, the long-lived assets at the facility were assessed for impairment. Based on the results of the assessment, the Company recorded a non-cash impairment charge of $642 to reduce the fixed assets at this facility to fair value, which was determined based upon market prices for similar assets.

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

          The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Years Ended December 31,

	2007	2006	2005

Basic earnings per common share:
Weighted average common shares outstanding	10,314,526	10,166,614	10,040,709

Diluted earnings per common share:
Weighted average common shares outstanding	10,314,526	10,166,614	10,040,709
Warrants, options and restricted stock	1,248,531	808,566	72,243

Total	11,563,057	10,975,180	10,112,952

          For the year ended December 31, 2007, 2006 and 2005, there were potentially dilutive securities totaling 161,591, 819,615 and 3,035,877, respectively, which were not included in the computation of diluted earnings per common share due to their anti-dilutive effect.

Note 6 – Income Taxes

          Income from continuing operations before income taxes is as follows:

	Years Ended December 31,

	2007	2006	2005

United States	$37,984	$20,038	$11,631
Foreign	2,961	2,657	3,474

Total	$40,945	$22,695	$15,105

          The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,

	2007	2006	2005

United States:
Current	$(4,349)	$650	$386
Deferred	4,999	6,347	5,732
Foreign:
Current	1,435	771	(7)
Deferred	(500)	(461)	357
State:
Current	(148)	2,410	1,510
Deferred	1,416	(1,153)	(646)

Total	$2,853	$8,564	$7,332

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          A summary of the components of deferred tax assets and liabilities is as follows:

	December 31,

	2007	2006

		As Restated- See Note 18

Net operating loss carry forwards	$9,925	$19,149
Postretirement benefits	14,376	36,676
Other accruals not currently deductible	26,838	33,018
Goodwill	16,622	19,291
Stock basis difference in subsidiary	21,874	—
Foreign tax credits	19,705	19,705

Deferred tax assets	109,340	127,839

Intangibles	18,103	20,056
Property, plant and equipment	46,422	61,439
Basis differences in partnerships	8,101	8,592
Taxes on unremitted foreign earnings	3,856	5,657
Other	995	3,146

Deferred tax liabilities	77,477	98,890
Valuation allowance	34,965	20,694

Net deferred tax assets (liabilities)	$(3,102)	$8,255

          At December 31, 2007 and 2006, the Company had deferred tax assets of $19,705 and $19,705 related to foreign tax credits, for which a full valuation allowance had been provided. The increase to the valuation allowance during 2007 is primarily due to the portion of the basis difference in the stock of a subsidiary recognized during the year for which the Company has concluded that it is more likely than not that the deferred asset will not be realized. Net operating loss carryforwards in foreign countries expire in future years through 2015. The Company has an unrecognized deferred tax liability for a temporary difference related to an investment in a foreign subsidiary that is essentially permanent in duration. It is not currently practicable to determine the tax effect of this temporary difference. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

          Included in other assets on the balance sheet are deferred tax assets of $693 and $611 as of December 31, 2007 and 2006, respectively. Included in other liabilities on the balance sheet are deferred tax liabilities of $43,470 and $23,934 as of December 31, 2007 and 2006, respectively.

          The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

	Years Ended December 31,

	2007	2006	2005

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.9	3.6	3.7
Tax effect of foreign operations	(0.6)	3.6	6.1
Benefit on restricted stock dividend payment	—	(3.5)	—
Recognition of subsidiary tax basis difference	(53.4)	—	—
Valuation allowance on subsidiary tax basis difference	34.9	—	—
Change in unrecognized tax benefits	(16.3)	—	—
Other	0.5	(1.0)	3.7

Total	7.0%	37.7%	48.5%

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption, which was accounted for as a cumulative effect adjustment, resulted in an increase to the January 1, 2007 balance of retained earnings (deficit) of $2,801. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$11,863
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	698
Expiration of statue of limitations	—
Settlements	(7,621)

Balance at December 31, 2007	$4,940

          Included in the balance at December 31, 2007 is $3,211 of unrecognized tax benefits that would, if recognized, affect the effective tax rate. During the next twelve months, it is reasonably possible that the total amount of unrecognized tax benefits will significantly change by up to approximately $3,368 due to the expiration of statute of limitations or the settlement of examinations. These unrecognized tax benefits arose in conjunction with the Company’s emergence from bankruptcy.

          The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. During the year ended December 31, 2007, the Company recognized $719 in interest and penalties. The Company had $2,402 accrued for interest and penalties at December 31, 2007.

          The Company and its affiliates are subject to tax in various jurisdictions, including the United States, various states, Canada and several other foreign jurisdictions. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for tax years before 2003.

Note 7 – Pension Plans and Other Postretirement Benefits

          The Company maintains several defined benefit pension plans covering certain employees in Canada and the United States. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are from two to five years. In addition, the Company made a discretionary contribution to a defined contribution plan based upon a formula utilizing an employee’s credited service and annual salary totaling $1,108 for the year ended December 31, 2005. Defined contributions to this plan have been discontinued.

          The Company also maintains several plans providing postretirement benefits other than pensions covering certain hourly and salaried employees in Canada and the United States. The Company funds these benefits on a pay-as-you-go basis.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Accruals for pension and other postretirement benefit costs utilize a number of accounting mechanisms that reduce the volatility of reported costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, the impact of asset performance on pension expense is recognized over a five-year phase-in period though a “market-related” value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

	Pension Benefits			Other Postretirement Benefits

	Years Ended December 31,			Years Ended December 31,

	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$1,191	$1,613	$1,540	$966	$1,343	$1,164
Interest cost	13,478	13,417	13,094	2,666	2,674	2,551
Expected return on plan assets	(15,168)	(14,867)	(14,226)	—	—	—
Amortization of net:
Prior service cost	128	135	74	(4,778)	(4,342)	(3,672)
(Gain)/loss	100	92	5	177	105	(68)

Net periodic benefit cost (income)	$(271)	$390	$487	$(969)	$(220)	$(25)

          During 2007, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, and announced the closure of one of its manufacturing facilities. These actions resulted in net pension curtailment gains of $745.

          During 2007, the Company implemented plan amendments to one of its postretirement medical plans which cap the Company’s cost for providing these benefits. The effect of these changes was a reduction to the accumulated postretirement benefit obligation of $7,247 which will be amortized as a component of net periodic postretirement benefit cost over the average remaining service period until full eligibility of active plan participants. In addition, the Company completed the closure of one of its manufacturing facilities, resulting in a postretirement liability curtailment gain of $2,515.

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits December 31,		Other Postretirement Benefits December 31,

	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at prior measurement date	$240,239	$240,045	$50,621	$48,281
Service cost	1,191	1,613	966	1,343
Interest cost	13,478	13,417	2,666	2,674
Actuarial (gain)/loss	(10,993)	418	(1,681)	3,552
Foreign currency translation	1,311	17	1,040	10
Benefits paid	(16,526)	(15,754)	(3,748)	(5,239)
Plan amendments	31	949	(7,247)	—
Settlements and curtailments	(955)	(466)	(641)	—

Benefit obligation at measurement date	$227,776	$240,239	$41,976	$50,621

Change in plan assets:
Fair value of assets at prior measurement date	$201,557	$191,608	$—	$—
Actual return on plan assets	29,087	25,260	—	—
Employer contributions	1,483	355	3,748	5,239
Foreign currency translation	1,426	88	—	—
Benefits paid	(16,526)	(15,754)	(4,326)	(5,239)
Medicare subsidy	—	—	578	—

Fair value of assets at measurement date	$217,027	$201,557	$—	$—

Funded status:
Funded status	$(10,749)	$(38,682)	$(41,976)	$(50,621)
Amounts recognized in the balance sheet:
Noncurrent assets	$1,884	$45	$—	$—
Current liabilities	—	—	(3,318)	(3,492)
Noncurrent liabilities	(12,633)	(38,727)	(38,617)	(47,110)

Net amount recognized	$(10,749)	$(38,682)	$(41,935)	$(50,602)

Amounts recognized in accumulated other comprehensive income:
Prior service cost (credit)	$1,340	$1,584	$(16,468)	$(16,515)
Net actuarial (gain) loss	(22,920)	2,211	2,390	5,055

Net amount recognized	$(21,580)	$3,795	$(14,078)	$(11,460)

Amounts expected to be recognized during the next fiscal year:
Prior service cost (credit)	$148	$137	$(4,851)	$(4,342)
Actuarial loss	(65)	115	89	127

Total	$83	$252	$(4,762)	$(4,215)

          The accumulated benefit obligations for the defined benefit pension plans were $226,885 and $237,758 at December 31, 2007 and 2006, respectively. For pension plans included above with aggregate benefit obligations and accumulated benefit obligations in excess of plan assets, at December 31, 2007 and 2006, the projected benefit obligations were $224,131 and $236,639, respectively, the accumulated benefit obligations were $223,102 and $234,410, respectively, and the fair values of plan assets for these plans were $212,417 and $197,912, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Gross benefits expected to be paid from the plans and Medicare Part D federal subsidy payments expected to be received are as follows:

	Pension Benefits	Other Postretirement Benefits	Federal Subsidies

2008	$16,100	$3,300	$400
2009	16,300	3,200	500
2010	16,400	3,300	500
2011	16,400	3,300	500
2012	16,500	3,100	600
2013-2017	83,800	14,600	3,400

          The weighted-average assumptions used to determine benefit obligations for the plans were:

	2007	2006	2005

Discount rate	6¼ %	5¾ %	5¾ %
Average rate of increase in employee compensation	4%	4%	4%

          The weighted-average assumptions used to determine net periodic benefit cost for the plans were:

	2007	2006	2005

Discount rate	5¾ %	5¾ %	5¾ %
Long-term rate of return on assets	8%	8%	8%
Average rate of increase in employee compensation	4%	4%	4%

          The health care cost trend rate used in accounting for the medical plans in the United States was 9% - 10% in 2007 (decreasing to 5.5% in the year 2011 and beyond) and 7% - 8% in 2006 (decreasing to six percent in the year 2009 and beyond). The health care cost trend rate used in accounting for the medical plans in Canada was 8% in 2007 (decreasing to 5.0% in the year 2016 and beyond) and 7.5% in 2006 (decreasing to 6% in the year 2009 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $1,366 at year-end 2007 and the net periodic cost by $221 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $1,136 at year-end 2007 and the net periodic cost by $174 for the year.

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

          The dates used to measure plan assets and liabilities were October 31, 2007 and 2006 for all plans.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The pension trusts’ weighted-average asset allocations at October 31, 2007 and 2006 were:

	2007	2006

Asset Category
Cash and short-term investments	5%	4%
Debt securities	45%	37%
Equity securities	50%	58%
Real estate	—%	1%

	100%	100%

          The Company’s investment policy for its pension trusts is to balance risk and return through a diversified portfolio of fixed income securities, equity securities and private equity investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. In 2008, the Company expects to contribute approximately $2,604 to its pension plan trusts.

Note 8 – Commitments and Contingencies

          Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2007 are as follows:

Years Ending December 31,

2008	$3,576
2009	2,892
2010	2,472
2011	780
2012	390
thereafter	170

$10,280

          Rental expense for the years ended December 31, 2007, 2006 and 2005 was $6,624, $7,068 and $6,901, respectively.

Environmental Matters

          Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from environmental studies and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters do not include third-party recoveries nor have they been discounted. The time frame over which these liabilities will be paid out is subject to significant uncertainties, and is not presently determinable. Activity in the aggregate accrued liability for environmental matters is summarized as follows:

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)

	2007	2006

Balance at beginning of period	$25,014	$27,325
Accruals, net	3,126	495
Payments	(1,192)	(2,808)
Assumption by third parties	(2,012)	—
Foreign exchange and other	80	2

Balance at end of period	$25,016	$25,014

Product Warranties

          Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized or when a specific claim is both probable and can be estimated. Activity in the aggregate product warranty liability is summarized as follows:

	December 31,

	2007	2006

Balance at beginning of period	$165	$220
Accruals	3,052	147
Payments	(1,602)	(202)

Balance at end of period	$1,615	$165

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

Note 9 – Additional Financial Information

	December 31,

	2007	2006

Receivables
Trade	$74,836	$78,060
Other	2,502	2,426
Allowance for doubtful accounts	(3,334)	(3,181)

	$74,004	$77,305

	December 31,

	2007	2006

Inventories
Raw materials	$30,930	$24,888
Work in process	6,211	6,389
Finished products	12,717	14,430
Supplies and containers	1,326	1,178

	$51,184	$46,885

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except per share data)

          Inventories valued at LIFO amounted to $18,221 and $14,376 at December 31, 2007 and 2006, respectively, which were below estimated replacement cost by $3,240 and $2,550, respectively. The impact of LIFO liquidations in 2007, 2006 and 2005 was not significant.

	December 31,

	2007	2006

Property, Plant and Equipment
Land and improvements	$37,321	$45,865
Machinery and equipment	220,212	204,829
Buildings and leasehold improvements	36,978	37,012
Construction in progress	34,076	18,973

	328,587	306,679
Less: accumulated depreciation and amortization	(110,062)	(82,577)

	$218,525	$224,102

          Depreciation expense was $26,611, $26,512 and $27,198 for the years ended December 31, 2007, 2006 and 2005, respectively.

	Valve Actuation Systems	Performance Chemicals	Corporate and Other	Total

Goodwill
Balance at January 1, 2006	$122,842	$12,127	$1,644	$136,613
Foreign currency translation	5	—	—	5
Acquisitions	—	2,879	—	2,879

Balance at December 31, 2006	122,847	15,006	1,644	139,497
Purchase price finalization	—	19	—	19
Acquisitions	—	7,642	—	7,642

Balance at December 31, 2007	$122,847	$22,667	$1,644	$147,158

	December 31,
			Weighted Average Life
	2007	2006

Intangible Assets
Patents – gross	$12,997	$12,997	13 ½ years
Accumulated amortization	(3,967)	(3,003)

Patents – net	9,030	9,994

Customer related – gross	35,354	35,000	9 years
Accumulated amortization	(18,259)	(13,770)

Customer related – net	17,095	21,230

Technology – gross	3,468	4,100	7 years
Accumulated amortization	(892)	(240)

Technology – net	2,576	3,860

Non-compete agreements – gross	6,505	4,941	5 years
Accumulated amortization	(1,718)	(322)

Non-compete agreements – net	4,787	4,619

Trademarks – indefinite life	15,000	15,000

	$48,488	$54,703

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          During the years ended December 31, 2007, 2006 and 2005, the Company recognized $7,501, $5,942 and $5,382 of amortization expense, respectively. The estimated amortization expense for each of the next 5 years is $6,706, $6,450, $5,171, $4,663 and $3,958.

	December 31,

	2007	2006

Accrued Liabilities
Wages, salaries and benefits	$17,026	$20,306
Interest	2,422	4,559
Environmental	9,136	4,291
Taxes, other than income taxes	2,191	3,558
Other	21,485	23,467

	$52,260	$56,181

Note 10 – Long-Term Debt

		December 31,

	Maturities	2007	2006

Revolving credit facility – floating rates	2010	$—	$10,000
First lien term loan – floating rates	2011	238,928	219,053
Second lien term loan – floating rates	2012	—	113,000
Other debt – various rates	2008-2018	1,204	3,246

Total debt		240,132	345,299
Less: current portion		2,851	4,612

Net long-term debt		$237,281	$340,687

          Aggregate maturities of long-term debt are as follows: 2008, $2,851; 2009, $2,807; 2010, $175,833; 2011, $58,471; 2012, $34; thereafter, $136.

          On February 28, 2005, the Company closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility (the “Credit Facilities”). In conjunction with securing the Credit Facilities, all amounts outstanding under the Company’s then-outstanding revolving credit facility were repaid and the underlying credit agreement was terminated, and the Company recorded a charge in interest expense of $3,030 to write-off the related deferred financing costs. The term loans included a $235,000 first lien loan due on February 28, 2011 with an initial interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135,000 second lien loan due on February

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

28, 2012 with an initial interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. On April 26, 2006, the Company entered into amendments of its first and second lien term loan agreements, which reduced the interest rate margins by 50 and 150 basis points, respectively. In addition, the debt holders agreed to allow a redemption of the second lien term loan. On May 1, 2006, the Company repaid $22,000 of its second lien term loan. In connection with the amendments, the Company recorded charges in interest expense of $3,572 for certain costs related to the amendment and to write-off certain deferred financing costs. In September, 2006, Moody’s Investor Services upgraded the first lien loan to B1, which resulted in a 0.25 percent rate reduction. On March 19, 2007, the Company completed an amendment to its credit facilities which enabled it to increase borrowings under the first lien term loan by $50 million and to use these borrowings and the net proceeds from the Noma wire and cable harness assembly business sale to redeem the entire second lien term loan. The interest rates in effect at December 31, 2006 were 7.38 percent and 9.62 percent on the first lien and second lien loans, respectively. The interest rate in effect at December 31, 2007 was 7.0 percent on the first lien loan. The $60,000 revolving credit facility matures on February 28, 2010 and carried an initial interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. In October, 2006, the interest rate on the revolving credit facility decreased 0.25 percent as a result of the Company’s improved leverage ratio. The interest rate in effect on the revolving credit facility at December 31, 2006 was 7.85 percent. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures.

          Commitment fees paid for the Company’s credit facilities were $237, $212 and $249 for the years ended December 31, 2007, 2006 and 2005, respectively. The unused letter of credit balance available under the Company’s credit facilities was $31,927 and $29,634 at December 31, 2007 and 2006, respectively.

Note 11 – Warrants

          The Company has the following warrants outstanding:

		December 31, 2007		December 31, 2006

	Expiration Date	Number of shares covered	Strike Price	Number of shares covered	Strike Price

Tranche B	November 10, 2008	1,786,099	$19.98	1,996,735	$19.98
Tranche C	November 10, 2010	963,013	$22.03	975,147	$22.03

          The warrants were issued on November 10, 2003. During 2007, 340 shares of common stock were issued upon exercise of the warrants for cash proceeds of $7 and 88,102 shares of common stock were issued upon exercise of warrants utilizing the cashless exercise feature of the warrants. During 2006 and 2005, 2,037 and 91 shares of common stock were issued upon the exercise of warrants for cash proceeds of $42 and $2, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Note 12 – Stock Incentive Plans

          The Company has an incentive plan under which stock options, restricted stock and other stock–based awards may be granted to employees, officers and directors. Grants under the plan generally vest over three years and options have a maximum term of ten years. Certain restricted stock grants vest based on the achievement of performance based measures. Exercise prices for stock option grants are set at market value on the grant date. Compensation cost recorded for stock-based compensation under this plan was $3,698, $1,793 and $1,176 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the total number of shares authorized for grant under this plan was 1,750,000 with 757,754 shares available for future grant.

          Information with respect to restricted stock is summarized below:

	Shares	Weighted Average Grant- Date Fair Value

Outstanding at December 31, 2006	128,592	$24.40
Granted	214,752	34.60
Vested	85,729	26.83
Forfeited	1,041	27.52

Outstanding at December 31, 2007	256,574	$32.11

          The weighted average grant date fair value of restricted stock granted in 2007 and 2006 were $34.60 and $27.90, respectively, per share.

          Information with respect to stock options is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2006	366,848	$15.28	8.3	$6,388
Granted	64,129	35.10
Exercised	73,372	12.02
Forfeited	10,049	20.92

Outstanding at December 31, 2007	347,556	$19.47	7.8	$3,781

Vested or expected to vest at December 31, 2007	277,792	$18.87	7.7	$3,187

Exercisable at December 31, 2007	174,381	$13.65	7.1	$2,723

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	2007	2006

Dividend yield	—	—
Expected volatility	19%	31%
Risk-free interest rate	4.79%	5.02%
Expected holding period (in years)	4	4
Weighted average fair value	$8.39	$8.74

          The total intrinsic value of options exercised was $1,562, $1,126 and $241 during the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of options vested during the year ended December 31, 2007 and 2006 was $646 and $473, respectively. The Company generally issues new shares upon the exercise of stock options. The total tax benefit realized as a result of stock option exercises was $618, $445 and $95 during the years ended December 31, 2007, 2006 and 2005, respectively.

          As of December 31, 2007, there was $3,991 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.0 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

Note 13 – Financial Instruments

Interest Rate Collar Agreements

          The Company periodically enters into derivative financial instruments to reduce the Company’s exposure to investments in variable interest rates on its outstanding debt. Derivative financial instruments are only entered into with creditworthy counterparties. In April, 2005, the Company entered into two no-cost interest rate collar agreements, economically hedging $185,000 of its LIBOR-based floating rate debt for five years. In September 2005, the Company designated these agreements as cash flow hedges. On December 14, 2007, the Company de-designated $4,400 of one of the interest rate collar as a cash flow hedge. Accordingly, the effected portion of the accumulated unrealized loss ($32) related to this portion of the instrument will remain in accumulated other comprehensive income and be reclassified into earnings when the original hedged interest rate payments occur. In addition, any change in fair value on this portion of the instrument after this date will be recognized currently in other income and expense. The remaining balance of the hedge is 100 percent effective and therefore has no impact on earnings due to hedge ineffectiveness. As a result of entering into the agreements, the interest rate to be paid by the Company relating to the hedged portion of its debt will be based on a minimum three-month LIBOR rate of 4.05 percent on average and a maximum three-month LIBOR rate of 5.00 percent.

Fair Value of Financial Instruments

	December 31,

	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$240,132	$235,353	$345,299	$348,236
Derivative instruments	$(2,365)	$(2,365)	$1,614	$1,614

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

Note 14 – Geographic and Industry Segment Information

          The Company’s segment presentation has been changed to reflect its industrial wire and fluid handling equipment product lines within corporate and other. These product lines were formerly included within the Company’s manufacturing segment, which is no longer a reportable segment. The remaining businesses of the former manufacturing segment comprise the new valve actuation systems segment. Prior year information has been restated to conform to the current presentation.

          GenTek operates through two primary business segments: valve actuation systems and performance chemicals. The business segments were determined based on several factors including products and services provided and markets served. The valve actuation systems segment provides precision engineered valve actuation systems and components to the automotive and heavy duty/commercial markets. The performance chemicals segment provides chemical products to four principal markets: water treatment, chemical processing, pharmaceutical and personal care and technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Industry segment information is summarized as follows:

	Net Revenues			Operating Profit (Loss)

	Years Ended December 31,			Years Ended December 31,

	2007	2006	2005	2007	2006	2005

Valve actuation systems(1)	$152,076	$146,131	$142,176	$(290)	$10,521	$17,356
Performance chemicals	396,683	373,347	334,113	64,825	44,710	29,377
Corporate and other(1)	59,460	73,776	61,144	(2,405)	(3,656)	(9,840)

Consolidated	$608,219	$593,254	$537,433	62,130	51,575	36,893

Interest expense				22,685	29,137	24,733
Other (income), expense net				(1,500)	(257)	(2,945)

Consolidated income from continuing operations before income taxes				$40,945	$22,695	$15,105

(1)

Revenues of $73,776 and $61,144 for the years ended December 31, 2006 and 2005, respectively, have been restated and included in corporate and other. Operating profit of $2,650 and $1,296 for the years ended December 31, 2006 and 2005, respectively, have been restated and included in corporate and other.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Capital Expenditures			Depreciation and Amortization

	Years Ended December 31,			Years Ended December 31,

	2007	2006	2005	2007	2006	2005

Valve actuation systems(1)	$6,277	$3,871	$4,542	$13,206	$12,692	$13,851
Performance chemicals	21,202	16,095	19,512	19,629	18,466	17,648
Corporate and other(1)	1,343	140	251	2,870	2,678	2,873

Consolidated	$28,822	$20,106	$24,305	$35,705	$33,836	$34,372

(1)

Capital expenditures of $21 and $251 for the years ended December 31, 2006 and 2005, respectively, have been restated and included in corporate and other. Depreciation and amortization of $1,070 for each of the years ended December 31, 2006 and 2005 have been restated and included in corporate and other.

	Identifiable Assets

	December 31,

	2007	2006

Valve actuation systems(2)	$266,454	$270,228
Performance chemicals(1)	297,442	289,978
Corporate and other(2)	44,466	33,706
Assets held for sale	5,617	136,294

Consolidated	$613,979	$730,206

(1)	Includes equity method investments of $215 and $288, respectively.

(2)	Identifiable assets of $20,140 for the year ended December 31, 2006 have been restated and included in corporate and other.

Geographic area information is summarized as follows:

	External Revenues(1)			Long-Lived Assets(2)

	Year Ended December 31,			December 31,

	2007	2006	2005	2007	2006

United States	$499,422	$493,037	$442,165	$213,544	$223,095
Canada	44,326	46,618	53,560	8,813	6,603
Other foreign	64,471	53,599	41,708	2,394	1,887

Consolidated	$608,219	$593,254	$537,433	$224,751	$231,585

(1)	Revenues are attributed to geographic areas based on the locations of customers.

(2)	Represents all non-current assets except deferred tax assets, goodwill and other intangible assets.

Note 15 – Related Party Transactions

          GenTek provided General Chemical Industrial Products (“GCIP”) with certain administrative services pursuant to a transition support agreement entered into in connection with the spinoff of GenTek from GCIP in 1999. These services terminated in 2006. For the years ended December 31, 2007, 2006 and 2005, GenTek charged GCIP $0, $561 and $842, respectively, related to this agreement. GCIP supplies soda ash to GenTek. For the years ended December 31, 2007, 2006 and 2005, purchases from GCIP amounted to $2,863, $2,934 and $2,386, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Note 16 – Discontinued Operations

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

          During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. All requirements for classifying this business as “held for sale” were met during the first quarter of 2006. Accordingly, the Company recorded an impairment charge of $2,458 in order to reflect assets to be sold at net realizable value, which has been included in income (loss) from discontinued operations, related to property, plant and equipment and goodwill allocated to the business. This business was formerly reported as part of the manufacturing segment, which is no longer a reportable segment.

          On December 22, 2006, the Company announced that it had signed a definitive agreement to sell its Noma wire and cable assembly business to Electrical Components International, Inc. Accordingly, the Company recorded an impairment charge of $11,907 in order to reflect the net assets to be sold at net realizable value, which has been included in income (loss) from discontinued operations, related to property, plant and equipment, goodwill and other intangible assets. The sale was completed on February 16, 2007. This business was formerly reported as part of the manufacturing segment, which is no longer a reportable segment. GenTek’s wire and cable manufacturing business has and will continue to supply the Noma wire and cable assembly business with wire used as a raw material. These sales continued through 2007, after which time any future sales will be subject to open market bidding. The principal factors used to conclude that the expected continuing cash flows are not direct cash flows were the length of time the transactions are expected to continue and the magnitude of the expected transactions versus the expected amount of revenue for the Noma wire and cable assembly business. Based on the factors, the expected continuing cash flows are not expected to be significant. Revenues between the wire and cable manufacturing business and the Noma wire and cable assembly business that were previously eliminated in consolidation were $3,007, $37,578 and $28,886 for the years ended December 31, 2007, 2006 and 2005, respectively.

          Because the net proceeds of the Noma wire and cable assembly business sale are required to be used to repay certain outstanding indebtedness, interest expense of $677, $5,380 and $3,660 for the years ending December 31, 2007, 2006 and 2005, respectively, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the periods on the debt that requires the repayment.

          On April 27, 2007, the Company signed an agreement to sell its wholly owned subsidiary Defiance Testing and Engineering Services, Inc. to Ashok Leyland of Chennai, India for $17,000 in cash, minus a working capital adjustment of $300. During the first quarter of 2007, the Company recorded an impairment charge of $6,150 to reflect the revised estimated fair value of goodwill of the business based upon the purchase offers which has been included in loss from discontinued operations. The transaction was completed on July 17, 2007. The business was formerly reported as part of the manufacturing segment, which is no longer a reportable segment.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The components of assets held for sale were as follows:

	December 31,

	2007	2006

Accounts receivable	$—	$41,073
Inventories	—	40,686
Other current assets	—	3,166
Property, plant and equipment	5,617	31,086
Other assets	—	20,283

	$5,617	$136,294

          At December 31, 2007, amounts remaining in assets held for sale represent land and buildings at idle facilities expected to be sold within the next 12 months.

          The components of liabilities of businesses held for sale were as follows:

	December 31,

	2007	2006

Accounts payable	$—	$20,389
Accrued liabilities	—	10,307
Current portion of long-term debt	—	457
Long-term debt	—	589
Other liabilities	—	1,011

	$—	$32,753

          The businesses included in discontinued operations had revenues of $40,014, $317,278 and $386,535 and pretax profit (loss) of $(7,684), $(23,394) and $(12,958) for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 17 – Unaudited Quarterly Information

	2007

	First		Second		Third		Fourth

Net revenues(1)	$154,930		$159,459		$151,334		$142,496
Gross profit	27,055		27,930		22,596		28,042
Net income (loss)	(3,261	)(2)	5,045	(3)	9,183	(4)	18,800	(5)

Earnings (loss) per common share – basic:
Net income (loss)	$(0.32)		$0.49		$0.89		$1.82

Earnings (loss) per common share – diluted:
Net income (loss)	$(0.28)		$0.43		$0.80		$1.64

(1)	Excludes revenues relating to discontinued operations of $36,706, $2,906, $402, and $0, respectively.

(2)	Includes restructuring charges of $1,282 and a pension curtailment gain of $555.

(3)	Includes restructuring charges of $1,587 and a pension curtailment gain of $140.

(4)	Includes restructuring charges of $783, impairment charges of $925 and a pension curtailment gain of $2,565.

(5)	Includes restructuring charges of $388.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	2006

	First		Second		Third		Fourth

Net revenues(1)	$138,589		$148,372		$158,545		$147,748
Gross profit	25,904		28,758		27,376		22,579
Net income (loss)	3,387	(2)	4,153	(3)	2,882	(4)	(12,525	)(5)

Earnings (loss) per common share – basic:
Net income (loss)	$0.33		$0.41		$0.28		$(1.23)

Earnings (loss) per common share – diluted:
Net income (loss)	$0.33		$0.38		$0.26		$(1.09)

(1)	Excludes revenues relating to discontinued operations of $112,098, $75,386, $66,399, and $63,395, respectively.

(2)	Includes restructuring charges of $501.

(3)	Includes restructuring charges of $851 and a pension curtailment gain of $635.

(4)	Includes restructuring charges of $246.

(5)	Includes restructuring and impairment charges of $1,376 and a pension curtailment gain of $9.

Note 18 – Restatements

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under this standard, a company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheet as well as recognize changes in that funded status in the year in which the changes occur, through charges or credits to comprehensive income. Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2006, management identified the following errors in their adoption of the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Management also determined, subsequent to the issuances of the consolidated financial statements as of and for the year ended December December 31, 2006, that the consolidated statements of cash flows as reported for the years ended December 31, 2006 and 2005, contained a classification error in the treatment of costs of property, plant and equipment included in accounts payable. In accordance with SFAS No. 95, Statement of Cash Flows, these costs should have been reported within cash flows from investing activities when paid. The Company reported capital expenditures in its consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, reported capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should have been disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. In addition, the consolidated statements of cash flows as reported for the years ended December 31, 2006 and 2005 reported on a net basis issuance of long-term debt, deferred financing costs paid and amounts borrowed on the Company’s revolving credit facility as opposed to being reported separately.

          The segment presentation for the years ended December 31, 2006 and 2005 included in Note 14 has been restated to remove certain operating segments from the former manufacturing segment, which are now presented in corporate and other.

          None of the aforementioned errors have an impact on the previously reported consolidated statements of operations for the years ended December 31, 2006 and 2005.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          As a result of the items discussed above, the accompanying consolidated balance sheet as of December 31, 2006, the consolidated statement of changes in equity for the year ended December 31, 2006 and the consolidated statement of cash flows for the years ended December 31, 2006 and 2005 have been restated as follows:

	As Previously Reported	Adjustment	Discontinued Operations Adjustments (See Note 16)	As Restated

Consolidated balance sheet – December 31, 2006:
Other liabilities	$72,910	$(2,546)	$(1,010)	$69,354
Total liabilities	634,273	(2,546)	—	631,727
Accumulated other comprehensive income	6,004	2,546	—	8,550
Total equity	95,933	2,546	—	98,479

Consolidated statement of changes in equity – year ended December 31, 2006:
Minimum pension liability adjustment	432	3,379	—	3,811
Comprehensive income	7,762	(5,723)	—	2,039
Adjustment to initially apply FASB Statement No.158	9,102	(833)	—	8,269
Accumulated other comprehensive income	6,004	2,546	—	8,550

Consolidated statement of cash flows – year ended December 31, 2006:
Cash flows from operating activities:
Increase in accounts payable	5,549	(2,197)	63	3,415
Net cash provided by continuing operations	61,466	(2,197)	(1,360)	57,909
Net cash provided by operating activities	42,032	(2,197)	535	40,370
Cash flows from investing activities:
Capital expenditures	(22,409)	2,197	106	(20,106)
Net cash used for continuing operations	(59,312)	2,197	106	(57,009)
Net cash used for investing activities	(30,823)	2,197	—	(28,626)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	17,750	—	17,750
Repayments of revolving credit facility	—	(7,750)	—	(7,750)
Issuance of long-term debt	15,533	(14,604)	—	929
Repayment of long-term debt	(29,589)	5,000	—	(24,589)
Deferred financing costs	—	(396)	—	(396)
Supplemental information
Capital expenditures incurred but not yet paid	—	5,716	—	5,716
Consolidated statement of cash flows – year ended December 31, 2005:
Cash flows from operating activities:
Increase in accounts payable	(2,149)	3,010	(65)	796
Net cash provided by (used for) continuing operations	561	3,010	(4,633)	(1,062)
Net cash provided by operating activities	3,725	3,010	(553)	6,182
Cash flows from investing activities:
Capital expenditures	(21,605)	(3,010)	310	(24,305)
Net cash used for continuing operations	(21,335)	(3,010)	310	(24,035)
Net cash provided by investing activities	(27,917)	(3,010)	—	(30,927)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	54,500	—	54,500
Repayments of revolving credit facility	—	(54,500)	—	(54,500)
Issuance of long-term debt	400,767	(18,767)	—	382,000
Repayment of long-term debt	(56,061)	29,500	—	(26,561)
Deferred financing costs	—	(10,733)	—	(10,733)
Supplemental information
Capital expenditures incurred but not yet paid	—	3,519	—	3,519

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Dollars in thousands, except per share data)

Note 19 – Subsequent Event

          On February 29, 2008, the Company completed the sale of its antiperspirant actives business to Summit Research Labs, Inc. for $18 million, subject to a working capital adjustment. As part of this transaction, the Company will continue to operate the antiperspirant actives manufacturing unit for up to one year under a transition services contract. This business continues to be classified as continuing operations.

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

          Under the supervision of its principal executive and principal financial officer and with the participation of its management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control – Integrated Framework issued by COSO, its management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2007.

          GenTek’s independent registered public accounting firm, Deloitte & Touche LLP, has audited GenTek’s financial statements for the year ended December 31, 2007 included in this annual report on Form 10-K (and issued a report dated March 17, 2008 which expressed an unqualified opinion on those financial statements and included an explanatory paragraph which indicated that the company changed its method of accounting for uncertain tax positions to adopt the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” as of January 1, 2007) and, as part of that audit, have issued a report on internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GenTek Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of GenTek Inc. and subsidiaries (the “Company”) as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph which indicated that the company changed its method of accounting for uncertain tax positions to adopt the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” as of January 1, 2007.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 17, 2008

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

          Directors. For information relating to the Company’s Directors, see the information under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2007 (the “Proxy Statement”), which is hereby incorporated by reference.

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

          Securities Authorized for Issuance Under Equity Compensation Plans. For certain information relating to equity compensation plans, see the information under the caption “Equity Compensation Plan Information” in Part II of this report.

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

See Index to Financial Statement Schedule on page 84.

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

3.2

Second Amended and Restated By-Laws of GenTek Inc., effective as of August 7, 2007 (incorporated by reference to the Registrant’s Form 8-K, dated August 7, 2007, as filed with the Securities and Exchange Commission).

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

10.2

GenTek Inc. Amended and Restated 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s proxy statement dated April 17, 2007, as filed with the Securities and Exchange Commission).

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

10.7	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.8	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2007, as filed with the Securities and Exchange Commission).

10.9	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.10	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.12

Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.13

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

10.14

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

10.15

Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.16

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

10.19

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

10.22

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

10.24	Letter Agreement with James Imbriaco, dated July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K dated August 4, 2006, as filed with the Securities and Exchange Commission).

10.25

Asset Purchase Agreement dated December 22, 2006 between Electrical Components International, Inc., Noma Holding Inc. and GenTek Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 22, 2006, as filed with the Securities and Exchange Commission).

10.26

Third Amendment to First Lien Credit and Guaranty Agreement and waiver dated March 19, 2007 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2006, as filed with the Securities and Exchange Commission).

10.27	GenTek Inc. Directors Deferred Compensation Program (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2007, as filed with the Securities and Exchange Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	GenTek Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17 day of March, 2008.

GENTEK INC.

By:	/s/ William E. Redmond, Jr.

	Name:	William E. Redmond, Jr.
	Title:	President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal executive officer:

/s/ William E. Redmond, Jr.	President and Chief Executive Officer	March 17, 2008

William E. Redmond, Jr.

Principal financial and accounting officer:

/s/ Thomas B. Testa	Vice President and Chief Financial Officer	March 17, 2008

Thomas B. Testa

Directors:

/s/ John G. Johnson, Jr.	Chairman and Director	March 17, 2008

John G. Johnson, Jr.

/s/ Henry L. Druker	Director	March 17, 2008

Henry L. Druker

/s/ Kathleen R. Flaherty	Director	March 17, 2008

Kathleen R. Flaherty

/s/ John F. McGovern	Director	March 17, 2008

John F. McGovern

/s/ William E. Redmond, Jr.	Director	March 17, 2008

William E. Redmond, Jr.

/s/ Richard A. Rubin	Director	March 17, 2008

Richard A. Rubin

GENTEK INC.
INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts	85

Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

GENTEK INC.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged To Income	Deductions From Reserves	Other*	Balance at End of Period

Year ended December 31, 2007 Allowance for doubtful accounts	$3,181	$272	$(1,143)	$1,024	$3,334
Year ended December 31, 2006 Allowance for doubtful accounts	$2,757	$409	$(670)	$685	$3,181
Year ended December 31, 2005 Allowance for doubtful accounts	$4,801	$576	$(2,411)	$(209)	$2,757

*	Primarily foreign exchange, except for an $809 addition in 2007 for a customer deduction related to a warranty issue