Form 10-Q
period 2008-03-31
GENTEK INC
filed 2008-05-09
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

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

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X No

The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2008 was 10,259,522.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2008

INDEX

Page No.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Statements of Operations – Three Months
Ended March 31, 2008 and 2007	1

Condensed Consolidated Balance Sheets – March 31, 2008 and
December 31, 2007	2

Condensed Consolidated Statements of Cash Flows – Three Months
Ended March 31, 2008 and 2007	3-4

Condensed Consolidated Statement of Changes in Equity – Three Months
Ended March 31, 2008	5

Notes to the Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	22-25

SIGNATURES	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net revenues	$151,369	$154,930
Cost of sales	129,762	127,856
Selling, general and administrative expense	12,892	12,296
Net loss on disposition of long-term assets	1,884	19
Restructuring and impairment charges	--	1,282
Pension and postretirement liability curtailment (gains)	(36)	(555)
Operating profit	6,867	14,032
Interest expense	4,383	6,801
Interest income	159	316
Other (income) expense, net	(152)	3
Income from continuing operations before income taxes	2,795	7,544
Income tax provision	1,420	3,131
Income from continuing operations	1,375	4,413
Loss from discontinued operations (net of tax of $0 and
$(1,105), respectively)	--	(7,674)
Net income (loss)	$1,375	$(3,261)

Income per common share – basic:
Income from continuing operations	$0.14	$0.43
Loss from discontinued operations	--	(0.75)
Net income (loss)	$0.14	$(0.32)

Income per common share – assuming dilution:
Income from continuing operations	$0.13	$0.38
Loss from discontinued operations	--	(0.66)
Net income (loss)	$0.13	$(0.28)

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,711	$16,089
Receivables, net	80,554	74,004
Inventories	47,422	51,184
Deferred income taxes	39,437	39,675
Assets held for sale	2,918	5,617
Other current assets	7,031	6,320
Total current assets	186,073	192,889
Property, plant and equipment, net	215,946	218,525
Goodwill	147,482	147,158
Intangible assets, net	46,067	48,488
Other assets	7,106	6,919
Total assets	$602,674	$613,979

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,731	$44,707
Accrued liabilities	44,231	52,260
Current portion of long-term debt	2,879	2,851
Total current liabilities	95,841	99,818
Long-term debt	237,558	237,281
Pension and postretirement liabilities	58,985	51,270
Other liabilities	79,113	80,001
Total liabilities	471,497	468,370
Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none
issued or outstanding	--	--
Common Stock, no par value; authorized: 100,000,000 shares; issued:
10,301,126 and 10,605,265 shares at March 31, 2008 and
December 31, 2007, respectively	78,659	86,444
Warrants	7,655	7,776
Accumulated other comprehensive income	13,625	21,510
Retained earnings	32,265	30,890
Treasury stock, at cost: 35,673 and 35,081 shares at March 31,
2008 and December 31, 2007, respectively	(1,027)	(1,011)
Total equity	131,177	145,609
Total liabilities and equity	$602,674	$613,979

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,375	$(3,261)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Loss from discontinued operations	--	7,674
Pension and postretirement liability curtailment gains	(36)	(555)
Depreciation and amortization	8,702	8,811
Net loss on disposition of long-term assets	1,884	19
Long-term incentive plan costs, net	999	539
Excess tax benefit from long-term incentive plan	(13)	(318)
Increase in receivables	(14,767)	(7,285)
Increase in inventories	(2,458)	(1,934)
Increase in deferred tax assets	(530)	(1,803)
Increase in accounts payable	12,854	4,519
Decrease in accrued liabilities	(8,727)	(426)
Increase (decrease) in other liabilities and assets, net	(483)	4,383
Net cash provided by (used for) continuing operations	(1,200)	10,363
Net cash used for discontinued operations	--	(11,803)
Net cash used for operating activities	(1,200)	(1,440)
Cash flows from investing activities:
Capital expenditures	(16,084)	(7,886)
Proceeds from sales of long-term assets	18,696	1,126
Acquisition of businesses, net of cash acquired*	--	(3,203)
Net cash provided by (used for) continuing operations	2,612	(9,963)
Net cash provided by discontinued operations	--	74,938
Net cash provided by investing activities	2,612	64,975
Cash flows from financing activities:
Proceeds from revolving credit facility	9,500	22,500
Repayment of revolving credit facility	(8,500)	(20,500)
Issuance of long-term debt	--	50,000
Repayment of long-term debt	(694)	(113,634)
Deferred financing costs	--	(302)
Exercise of stock options and warrants	47	173
Excess tax benefits from long-term incentive plan	13	318
Acquisition of treasury stock	(16)	(167)
Repurchase and retirement of common stock	(8,965)	--
Other	3	--
Net cash used for continuing operations	(8,612)	(61,612)
Net cash used for discontinued operations	--	(73)
Net cash used for financing activities	(8,612)	(61,685)
Effect of exchange rate changes on cash	(178)	17
Increase (decrease) in cash and cash equivalents	(7,378)	1,867
Cash and cash equivalents at beginning of period	16,089	5,237
Cash and cash equivalents at end of period	$8,711	$7,104

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

Supplemental information:
Cash paid for income taxes	$2,459	$530
Cash paid for interest	$4,067	$8,549
Capital expenditures incurred but not yet paid	$3,733	$1,991

*Acqusition of businesses, net of cash acquired:
Working capital, other than cash	$--	$(215)
Property, plant and equipment	--	(87)
Other assets	--	(2,901)
Total cash used to acquire businesses	$--	$(3,203)

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2008
(In thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common		Treasury	Comprehensive	Retained
	Stock	Warrants	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2007	$86,444	$7,776	$(1,011)	$21,510	$30,890	$145,609
Components of comprehensive income:
Net income	--	--	--	--	1,375	1,375
Pension and postretirement liability adjustments
(net of tax of $(3,540))	--	--	--	(5,412)	--	(5,412)
Foreign currency translation adjustments
(net of tax of $33)	--	--	--	47	--	47
Change in unrealized loss on derivative
instruments (net of tax of $(1,649))	--	--	--	(2,520)	--	(2,520)
Comprehensive loss						(6,510)
Long-term incentive plan grants, net	1,009	--	--	--	--	1,009
Exercise and cancellation of warrants	121	(121)	--	--	--	--
Exercise of stock options	47	--	--	--	--	47
Acquisition of treasury stock	--	--	(16)	--	--	(16)
Repurchase and retirement of common stock	(8,965)	--	--	--	--	(8,965)
Other	3	--	--	--	--	3
Balance at March 31, 2008	$78,659	$7,655	$(1,027)	$13,625	$32,265	$131,177

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

          On April 27, 2007, the Company signed an agreement to sell its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. The transaction was completed on July 17, 2007. Accordingly, this business has been classified as discontinued operations.

Note 2 – Summary of Significant Accounting Policies

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. Certain provisions of this Statement were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

          The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has valued its financial liability using the income approach and information classified as level 2 in the fair value hierarchy. The following table sets forth the Company’s financial liability that was accounted for at fair value as of March 31, 2008:

March 31,
2008
Liabilities

Interest rate collar agreements	6,638

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). For fiscal years ending after December 15, 2008, SFAS 158 will require employers to measure the plan assets and obligations as of the date of the employer’s fiscal year end. The Company has historically used a measurement date of October 31. The Company does not anticipate the change in the fiscal year end measurement date to have a material impact on the Company’s results of operations or financial condition.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s results of operation or financial condition. The Company did not elect the fair value option for any assets or liabilities.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141R if and when a future acquisition occurs after the date of adoption.

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 161 on its financial statements.

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

          On February 29, 2008, the Company completed the sale of its antiperspirant actives product line to Summit Research Labs, Inc. for $18,000, subject to a working capital adjustment. As part of this transaction, the Company will continue to operate the antiperspirant actives manufacturing unit for up to one year under a transition services contract. This business continues to be classified as continuing operations. The Company recorded a loss on disposition of long-term assets as a result of this sale in the amount of $1,930.

          Included in selling, general and administrative expense for the three months ended March 31, 2007 is a gain of $736 for a settlement related to prior insurance costs.

          Losses on disposition of long-term assets in the prior period has been reclassified in the condensed consolidated statement of operations to conform to the current period presentation. These losses were previously included in cost of sales.

Note 3 – Comprehensive Income (Loss)

          Total comprehensive income (loss) is comprised of net income (loss), pension and postretirement liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended March 31, 2008 and 2007 was $(6,510) and $(757), respectively.

Note 4 – Earnings Per Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants, stock options and restricted stock, using the treasury stock method.

          The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2008	2007
Basic earnings per common share:
Weighted average common shares outstanding	10,141,008	10,240,929
Diluted earnings per common share:
Weighted average common shares outstanding	10,141,008	10,240,929
Warrants, options and restricted stock	838,558	1,386,990
Total	10,979,566	11,627,919

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          For the three months ended March 31, 2008 and 2007, potentially dilutive securities totaling 228,653 and 0, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Inventories

		March 31,	December 31,
		2008	2007
Raw materials		$31,296	$30,930
Work in process		5,803	6,211
Finished products		9,265	12,717
Supplies and containers		1,058	1,326
		$47,422	$51,184

Note 6 – Long-Term Debt

		March 31,	December 31,
	Maturities	2008	2007
Revolving credit facility – floating rates	2010	$1,000	$--
First lien term loans – floating rates	2011	238,336	238,928
Other debt – various rates	2008-2018	1,101	1,204
Total debt		240,437	240,132
Less: current portion		2,879	2,851
Net long-term debt		$237,558	$237,281

          As of March 31, 2008, the weighted-average interest rates in effect for the first lien term loan and the revolving credit facility were 5.77 percent and 6.50 percent, respectively.

Note 7 – Stock Incentive Plans

          During the first three months of 2008, the Company granted the following awards:

		Weighted Average
	Shares	Grant-Date Value
Restricted stock	350	$28.99

          Compensation cost recorded for stock-based compensation under the long-term incentive plan was $999 and $539 for the three months ended March 31, 2008 and 2007, respectively.

          As of March 31, 2008, there was $3,210 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.1 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 8 – Segment Information

           The Company’s segment presentation has been changed to reflect its industrial wire and fluid handling equipment product lines within corporate and other. These product lines were formerly included within the Company’s manufacturing segment, which is no longer a reportable segment. The remaining business of the former manufacturing segment comprises the new valve actuation systems segment. Prior period information has been restated to conform to the current presentation.

	Three Months Ended
	March 31,
	2008	2007
Net Revenues
Valve actuation systems(1)	$36,426	$45,452
Performance chemicals	103,888	93,449
Corporate and other(1)	11,055	16,029
Consolidated	$151,369	$154,930

(1) Revenues of $16,029, for the three months ended March 31, 2007, have been restated and included in corporate and other.

	Three Months Ended
	March 31,
	2008	2007
Operating Profit
Valve actuation systems(1)	$(250)	$3,753
Performance chemicals	7,724	10,765
Corporate and other(1)	(607)	(486)
Consolidated	6,867	14,032
Interest expense	4,383	6,801
Other expense (income), net	(311)	(313)
Consolidated income from continuing operations before income taxes	$2,795	$7,544

(1) Operating profit of $401, for the three months ended March 31, 2007, has been restated and included in corporate and other.

	Three Months Ended
	March 31,
	2008	2007
Capital Expenditures
Valve actuation systems(1)	$2,515	$1,266
Performance chemicals	13,159	6,426
Corporate and other(1)	410	194
Consolidated	$16,084	$7,886

(1) Capital expenditures of $75, for the three months ended March 31, 2007, have been restated and included in corporate and other.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Depreciation and Amortization
Valve actuation systems(1)	$3,372	$3,460
Performance chemicals	4,674	4,687
Corporate and other(1)	656	664
Consolidated	$8,702	$8,811

(1) Depreciation and amortization of $270, for the three months ended March 31, 2007, has been restated and included in corporate and other.

	March 31,	December 31,
	2008	2007
Identifiable Assets
Valve actuation systems	$269,866	$266,454
Performance chemicals(1)	286,192	297,442
Corporate and other	43,698	44,466
Assets held for sale	2,918	5,617
Consolidated	$602,674	$613,979

(1) Includes equity method investments of $0 and $215 as of March 31, 2008 and December 31, 2007, respectively.

Note 9 – Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2008	2007
Pension Benefits
Service cost	$247	$383
Interest cost	3,450	3,335
Expected return on plan assets	(3,890)	(3,752)
Amortization of net:
Prior service cost	37	34
(Gain)/loss	(17)	29
Net periodic benefit cost (income)	$(173)	$29

          During the first quarter of 2008, the Company made contributions of $355 to its pension plan trusts and expects to contribute $2,234 for the remainder of the year.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Other Postretirement Benefits
Service cost	$181	$353
Interest cost	623	697
Expected return on plan assets	--	--
Amortization of net:
Prior service (credit)	(1,213)	(1,086)
Loss	22	32
Net periodic benefit (income)	$(387)	$(4)

          During the first quarter of 2008, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, which resulted in a pension curtailment gain of $36 for the three months ended March 31, 2008. The Company remeasured its accumulated benefit obligations under the impacted pension plan and also one of its other postretirement benefit plans, due to a plan amendment, resulting in a net increase to the pension and postretirement liability of $7,783.

          During the first quarter of 2007, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, and announced the closure of one of its manufacturing facilities. These actions resulted in net pension curtailment gains of $555 for the three months ended March 31, 2007.

Note 10 – Discontinued Operations

          On December 22, 2006, the Company announced that it had signed a definitive agreement to sell its Noma wire and cable assembly business to Electrical Components International, Inc. for $75,000, plus a working capital adjustment of $1,033. The transaction was completed on February 16, 2007. This business was formerly reported as part of the manufacturing segment, which is no longer a reportable segment. GenTek’s wire and cable manufacturing business has and will continue to supply the Noma wire and cable assembly business with wire used as a raw material. Revenues between the wire and cable manufacturing business and the Noma wire and cable assembly business that were previously eliminated in consolidation were $3,007 for the three months ended March 31, 2007.

          Because the net proceeds of the Noma wire and cable assembly business sale were required to be used to repay certain outstanding indebtedness, interest expense of $677 for the three months ending March 31, 2007, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the period on the debt that requires the repayment.

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

          The businesses included in discontinued operations had revenues of $0 and $36,706 and pretax income (loss) of $0 and $(8,779) for the three months ended March 31, 2008 and 2007, respectively.

Note 11 – Acquisitions

          On December 31, 2007, the Company acquired Bay Chemical and Supply Company. The acquisition included the manufacturing facility in Odem, Texas. Bay Chemical and Supply is a producer of water treatment chemicals. The total cost of the acquisition was $7,000. As a result of the acquisition of Bay Chemical and Supply, the Company recognized $5,065 of goodwill, which will not be deductible for tax purposes. The goodwill is the result of synergies and cost reductions expected to be realized as the facility is assimilated into the Company’s network of water treatment chemical production facilities in the performance chemicals segment.

          On February 6, 2007, the Company acquired the assets of Chalum, Inc. for $3,203. The acquisition included the manufacturing facility in Sacaton, Arizona. Chalum produces aluminum sulfate for the greater Phoenix, Arizona municipal water treatment market. As a result of the acquisition of Chalum, the Company recognized $2,901 of goodwill, all of which is expected to be deductible for tax purposes. The goodwill is the result of synergies and cost reductions expected to be realized as the facility is assimilated into the Company’s network of water treatment chemical production facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

          The following table sets forth certain line items from our condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended
	March 31,
	2008		2007
	(Dollars in millions)
Net revenues	$151.4	100%	$154.9	100%
Cost of sales	129.8	86	127.9	83
Selling, general and administrative expense	12.9	9	12.3	8
Net loss on disposition of long-term assets	1.9	1	--	--
Restructuring and impairment charges	--	--	1.3	1
Pension and postretirement liability curtailment (gains)	--	--	(0.6)	--
Operating profit	6.9	5	14.0	9
Interest expense	4.4	3	6.8	4
Interest income	0.2	--	0.3	--
Other (income) expense, net	(0.2)	--	--	--
Income tax provision	1.4	1	3.1	2
Income from continuing operations	1.4	1	4.4	3
Loss from discontinued operations	--	--	(7.7)	(5)
Net income	$1.4	1%	$(3.3)	(2)%

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

          Net revenues were $151 million for the three month period ended March 31, 2008 compared with $155 million for the comparable prior year period. The shortfall in revenue was primarily due to lower sales of $9 million in the valve actuation systems segment and $5 million in corporate and other partly offset by increased sales of $10 million in the performance chemicals segment. The shortfall in the valve actuation systems segment is primarily due to lower sales into the automotive market. The shortfall in corporate and other is the result of lower sales into the industrial wire market. The increase in the performance chemicals segment is due primarily to increased sales revenues in the water treatment market resulting from the impact of the acquisitions made in 2007 plus higher average selling prices necessary to offset increased raw material costs.

          Gross profit was $22 million for the three month period ended March 31, 2008 as compared with $27 million for the comparable prior year period. This reflects lower gross profit in the valve actuation systems segment of $4 million and the performance chemicals segment of $1 million. The shortfall in the valve actuation systems segment was due primarily to reduced sales of higher margin products in the automotive market. The decrease in the performance chemicals segment gross profit was driven by delays in passing on the impact of increased raw material costs in the chemical processing market.

          Loss on disposition of long-term assets of $2 million was primarily the result of the sale of the Company’s Reheis antiperspirant actives product line on February 29, 2008.

          Selling, general and administrative expense was $13 million for the three month period ended March 31, 2008 as compared with $12 million for the comparable prior year period. The prior year’s results benefited from a one-time $0.7 million settlement related to prior insurance costs.

          There were no restructuring and impairment charges for the three month period ended March 31, 2008. Restructuring and impairment charges were $1 million for the three month period ended March 31, 2007. The charges recorded in 2007 are primarily associated with the closure of the Newark sulfuric acid facility, which is included in the performance chemicals segment.

          Operating profit was $7 million for the three month period ended March 31, 2008 as compared with $14 million for the comparable prior year period. The decreased operating profit in 2008 was primarily the result of lower gross profit of $5 million and the $2 million loss on the disposition of long-term assets in the current year.

          Interest expense was $4 million for the three month period ended March 31, 2008 as compared to $7 million in the comparable prior year period due to reduced principal balances and lower average interest rates.

          Loss from discontinued operations in the prior year period reflects operations of the Defiance Testing and Engineering Services business and the Noma wire and cable assembly business.

Results of Operations by Segment

	Three Months Ended
	March 31,
	2008	2007
Net Revenues	(In millions)
Valve actuation systems	$36.4	$45.5
Performance chemicals	103.9	93.4
Corporate and other	11.1	16.0
Total	$151.4	$154.9

	Three Months Ended
	March 31,
	2008	2007(1)
Operating Profit	(In millions)
Valve actuation systems	$(0.3)	$3.8
Performance chemicals	7.7	10.8
Corporate and other	(0.6)	(0.5)
Total	$6.9	$14.0

(1)	Includes restructuring charges of $0.2 million in the valve actuation systems segment and $1.1 million in the performance chemicals segment.

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $36 million for the three month period ended March 31, 2008 as compared to $45 million for the comparable prior year period. This reduction was the result of lower sales into the automotive market. Automotive market sales were adversely impacted by the idling of a major customer’s facility in Brazil, the loss of an engine component program and reduced customer demand. Gross profit was $4 million for the three month period ended March 31, 2008 as compared to $8 million for the comparable prior year period. The decrease in gross profit was primarily due to reduced sales volumes into the automotive market. Selling, general and administrative expense was $4 million for the three month period ended March 31, 2008 which was comparable to the prior year period. Operating loss was $0.3 million for the three month period ended March 31, 2008 compared to an operating profit of $4 million for the comparable prior year period. The operating results were driven by the reduced sales volumes and associated margins in the automotive market.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $104 million for the three month period ended March 31, 2008 as compared to $93 million for the comparable prior year period. This was due to higher sales in the Company’s water treatment market of $8 million and chemical processing market of $2 million. Sales into water treatment benefited $3 million from the acquisitions made in 2007 with the balance resulting from higher selling prices required to offset increases in raw material costs, partly offset by reduced sales volume. Increased revenues in the chemical processing market were the direct result of the pass through of higher material costs. Gross profit was $17 million for the three month period ended March 31, 2008 as compared to $18 million for the comparable prior year period. The reduced gross profit is driven by timing delays in passing through higher raw materials costs in the chemical processing business of $1 million and lower volumes in the water treatment market of $1 million partly offset by lower manufacturing costs in the pharmaceutical and personal care market. Loss on disposition of long-term assets of $2 million in 2008 is driven by the sale of the Reheis antiperspirant actives product line. Selling, general and administrative expense was $7 million for the three month period ended March 31, 2008 which was flat with the comparable prior year period. Operating profit was $8 million for the three month period ended March 31, 2008 which decreased $3 million from the comparable prior period. The decrease in operating profit was due to the gross margin performance and the loss on disposition of long-term assets.

Corporate and Other

          The reduction in revenues of $5 million from the prior year is the result of reduced revenues in the industrial wire market, primarily driven by the elimination of low margin, commodity wire sales to the former Noma Wire and Cable Harness Assembly business. These reduced sales were partly offset by increased sales of higher margin specialty wire products.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $9 million at March 31, 2008, compared to $16 million at December 31, 2007. Significant cash flows during the 2008 period included capital expenditures of $16 million, proceeds from the disposition of long-term assets of $19 million, net revolver proceeds of $1 million, debt payments of $1 million, and repurchases of common stock of $9 million.

          The Company had working capital of $90 million at March 31, 2008 as compared to working capital of $93 million at December 31, 2007. This decrease in working capital principally reflects the sale of $10 million of working capital in conjunction with the sale of the antiperspirants product line.

          The Company expects to make approximately $45-50 million of capital expenditures during 2008.

          On August 7, 2007, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company will purchase in the aggregate up to $30 million of its common stock in open market and negotiated purchases over a period of three years, dependent upon market conditions. This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During the first quarter of 2008, the Company repurchased 321,699 shares for a total of $9 million in accordance with the terms of a Rule 10b5-1 trading program which the Company entered into to effectuate the stock repurchase program. The Company has approximately $17 million available for repurchases under the program.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, stock repurchases, and working capital requirements during the remainder of 2008.

Off-Balance Sheet Arrangements

          The Company has approximately $8 million of standby letters of credit outstanding as of March 31, 2008.

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. Certain provisions of this Statement were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). For fiscal years ending after December 15, 2008, SFAS 158 will require employers to measure the plan assets and obligations as of the date of the employer’s fiscal year end. The Company has historically used a measurement date of October 31. The Company does not anticipate the change in the fiscal year end measurement date to have a material impact on the Company’s results of operations or financial condition.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s results of operation or financial condition. The Company did not elect the fair value option for any assets or liabilities.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141R if and when a future acquisition occurs after the date of adoption.

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 161 on its financial statements.

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

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

Interest rate risk

          At March 31, 2008, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $239 million as of March 31, 2008, a one percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

			Weighted-Average
	Principal		Interest Rate at
Instrument	Balance	Fair Value	March 31, 2008	Scheduled Maturity
Term loan	$238 million	$220 million	5.77%	February 28, 2011
Revolving credit
facility	$1 million	$1 million	6.50%	February 28, 2010

          In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was a $7 million liability at March 31, 2008.

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

Item 4. Controls and Procedures.

          (a) Disclosure Controls and Procedures.

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of as of March 31, 2008, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes from risk factors as previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			(c) Total	(d)
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	Of Shares
	(a) Total		Part of	That May Yet
	Number of	(b) Average	Publicly	Be Purchased
	Shares	Price Paid per	Announced	Under the
	Purchased	Share	Program	Program

January 1-31, 2008	147,676	$27.73	147,676	$22,343,860
February 1-29, 2008	127,358	28.01	127,358	18,776,554
March 1-31, 2008	46,665	27.94	46,665	17,472,693
Total	321,699	$27.87	321,699

          On August 7, 2007, the Company announced a stock repurchase program pursuant to which the Company may purchase in the aggregate up to $30 million of its common stock. The program expires on August 7, 2010.

Item 3.	Defaults Upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

NONE

Item 5.	Other Information.

NONE

Item 6. Exhibits.

Exhibit No.	Description

2.1	Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated August 28, 2003, as filed with the United States Bankruptcy Court for the District of Delaware on August 28, 2003 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the Commission on October 21, 2003).

2.2	First Modification to Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, dated October 3, 2003 as filed with the United States Bankruptcy Court for the District of Delaware on October 3, 2003 (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8- K, filed with the Commission on October 21, 2003).

2.3	Order confirming Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code of GenTek Inc., et al., and Noma Company, Debtors, as Modified, as entered by the United States Bankruptcy Court for the District of Delaware on October 7, 2003 (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8- K, filed with the Commission on October 21, 2003).

3.1	Third Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of May 9, 2006 (incorporated by reference to the Registrant’s Form 10-Q, dated June 30, 2006, as filed with the Securities and Exchange Commission).

3.2	Second Amended and Restated By-Laws of GenTek Inc., effective as of August 7, 2007 (incorporated by reference to the Registrant's Form 8-K, dated August 7, 2007, as filed with the Securities and Exchange Commission).

4.1	GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.2	GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.1	Form of Registration Rights Agreement by and among the Company and the holders named therein dated as of November 10, 2003 (incorporated by reference to the Registrant's Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.2	GenTek Inc. Amended and Restated 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s proxy statement dated April 17, 2007, as filed with the Securities and Exchange Commission).

10.3	GenTek Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K/A dated April 30, 2003, as filed with the Securities and Exchange Commission).

10.4	Form of Indemnification Agreement (incorporated by reference to the Registrant's Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.5	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.6	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.7	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2007, as filed with the Securities and Exchange Commission).

10.8	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.10	Form of Performance Cash Award Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.11	Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.12	First Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.13	Second Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, sole bookrunner, syndication agent, administrative agent and as collateral agent, Bank of America Securities LLC, as joint lead arranger and Bank of America, N.A., as documentation agent, dated February 28, 2005 (incorporated by reference to the

Registrant’s Form 10-K dated December 31, 2004, as filed with the Securities and Exchange Commission).

10.14	Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.15	Employment agreement with Andrew Hines, dated September 21, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.16	Employment agreement with Maximo Vargas, dated September 22, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2005, as filed with the Securities and Exchange Commission).

10.17	Asset Purchase Agreement dated April 3, 2006 between Noma Company and Southwire Canada Company (incorporated by reference to the Registrant’s Form 8-K dated April 3, 2006, as filed with the Securities and Exchange Commission).

10.18	First Amendment to First Lien Credit and Guaranty Agreement and Pledge and Security Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.19	First Amendment to Second Lien Credit and Guaranty Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.20	Asset Purchase Agreement dated June 30, 2006 between Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (incorporated by reference to the Registrant’s Form 8-K dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.21	Second Amendment to First Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.22	Second Amendment to Second Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.23	Letter Agreement with James Imbriaco, dated July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K dated August 4, 2006, as filed with the Securities and Exchange Commission).

10.24	Asset Purchase Agreement dated December 22, 2006 between Electrical Components International, Inc., Noma Holding Inc. and GenTek Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 22, 2006, as filed with the Securities and Exchange Commission).

10.25	Third Amendment to First Lien Credit and Guaranty Agreement and waiver dated March 19, 2007 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2006, as filed with the Securities and Exchange Commission).

10.26	GenTek Inc. Directors Deferred Compensation Program (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2007, as filed with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.
Registrant

Date	May 9, 2008	/s/	William E. Redmond, Jr.
William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	May 9, 2008	/s/	Thomas B. Testa
Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)