Form 10-Q
period 2008-06-30
GENTEK INC
filed 2008-08-08
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2008 was 10,462,273.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2008

INDEX
PART I. FINANCIAL INFORMATION:		Page No.

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations – Three and Six Months
	Ended June 30, 2008 and 2007	1

Condensed Consolidated Balance Sheets – June 30, 2008 and
	December 31, 2007	2

Condensed Consolidated Statements of Cash Flows – Six Months
	Ended June 30, 2008 and 2007	3-4

Condensed Consolidated Statement of Changes in Equity – Six Months
	Ended June 30, 2008	5

Notes to the Condensed Consolidated Financial Statements		6-15

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A. Risk Factors		25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26-28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$161,875	$159,459	$313,244	$314,388
Cost of sales	135,348	131,516	265,110	259,372
Selling, general and administrative expense	12,875	13,260	25,767	25,556
Net (gain) loss on disposition of long-term assets	(219)	13	1,665	32
Restructuring and impairment charges	508	1,587	508	2,868
Pension and postretirement liability curtailment (gains)	--	(140)	(36)	(695)
Operating profit	13,363	13,223	20,230	27,255
Interest expense	4,030	5,546	8,413	12,348
Interest income	6	39	165	356
Other (income) expense, net	(283)	(224)	(435)	(221)
Income from continuing operations before income taxes	9,622	7,940	12,417	15,484
Income tax provision	1,281	3,260	2,701	6,392
Income from continuing operations	8,341	4,680	9,716	9,092
Income (loss) from discontinued operations (net of tax
(benefit) of $0, $(218), $0 and $(1,323), respectively)	--	365	--	(7,308)
Net income	$8,341	$5,045	$9,716	$1,784

Income per common share – basic:
Income from continuing operations	$0.83	$0.45	$0.96	$0.89
Income (loss) from discontinued operations	--	0.04	--	(0.71)
Net income	$0.83	$0.49	$0.96	$0.17

Income per common share – assuming dilution:
Income from continuing operations	$0.76	$0.40	$0.88	$0.78
Income (loss) from discontinued operations	--	0.03	--	(0.63)
Net income	$0.76	$0.43	$0.88	$0.15

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,262	$16,089
Receivables, net	88,074	74,004
Inventories	46,460	51,184
Deferred income taxes	39,450	39,675
Assets held for sale	2,932	5,617
Other current assets	5,240	6,320
Total current assets	189,418	192,889
Property, plant and equipment, net	218,971	218,525
Goodwill	147,482	147,158
Intangible assets, net	44,424	48,488
Other assets	7,558	6,919
Total assets	$607,853	$613,979

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$41,542	$44,707
Accrued liabilities	49,807	52,260
Current portion of long-term debt	2,883	2,851
Total current liabilities	94,232	99,818
Long-term debt	240,587	237,281
Pension and postretirement liabilities	57,353	51,270
Other liabilities	73,222	80,001
Total liabilities	465,394	468,370
Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none
issued or outstanding	--	--
Common Stock, no par value; authorized: 100,000,000 shares; issued:
10,500,813 and 10,605,265 shares at June 30, 2008 and
December 31, 2007, respectively	80,365	86,444
Warrants	7,074	7,776
Accumulated other comprehensive income	15,968	21,510
Retained earnings	40,606	30,890
Treasury stock, at cost: 45,219 and 35,081 shares at June 30,
2008 and December 31, 2007, respectively	(1,554)	(1,011)
Total equity	142,459	145,609
Total liabilities and equity	$607,853	$613,979

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,716	$1,784
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	--	7,308
Pension and postretirement liability curtailment gains	(36)	(695)
Depreciation and amortization	17,194	18,138
Net loss on disposition of long-term assets	1,665	32
Long-term incentive plan costs, net	1,990	1,781
Excess tax benefit from long-term incentive plan	(107)	(612)
Increase in receivables	(22,246)	(15,618)
Increase in inventories	(1,453)	(6,749)
Increase in deferred tax assets	(652)	(4,649)
Increase in accounts payable	5,537	5,268
Increase (decrease) in accrued liabilities	(3,076)	1,357
Increase (decrease) in other liabilities and assets, net	(4,773)	8,085
Net cash provided by continuing operations	3,759	15,430
Net cash used for discontinued operations	--	(15,131)
Net cash provided by operating activities	3,759	299
Cash flows from investing activities:
Capital expenditures	(26,359)	(14,488)
Proceeds from sales of long-term assets	19,677	1,126
Acquisition of businesses, net of cash acquired*	--	(3,203)
Net cash used for continuing operations	(6,682)	(16,565)
Net cash provided by discontinued operations	--	80,254
Net cash provided by (used for) investing activities	(6,682)	63,689
Cash flows from financing activities:
Proceeds from revolving credit facility	45,250	77,750
Repayment of revolving credit facility	(40,500)	(76,250)
Issuance of long-term debt	--	50,000
Repayment of long-term debt	(1,410)	(114,394)
Deferred financing costs	--	(378)
Exercise of stock options and warrants	143	638
Excess tax benefits from long-term incentive plan	107	612
Acquisition of treasury stock	(543)	(403)
Repurchase and retirement of common stock	(8,965)	--
Other	3	--
Net cash used for continuing operations	(5,915)	(62,425)
Net cash used for discontinued operations	--	(1,393)
Net cash used for financing activities	(5,915)	(63,818)
Effect of exchange rate changes on cash	11	275
Increase (decrease) in cash and cash equivalents	(8,827)	445
Cash and cash equivalents at beginning of period	16,089	5,237
Cash and cash equivalents at end of period	$7,262	$5,682

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

Supplemental information:
Cash paid for income taxes	$3,891	$674
Cash paid for interest	$7,751	$13,831
Capital expenditures incurred but not yet paid	$3,645	$2,347

*Acquisition of businesses, net of cash acquired:
Working capital, other than cash	$--	$(215)
Property, plant and equipment	--	(87)
Other assets	--	(2,901)
Total cash used to acquire businesses	$--	$(3,203)

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2008
(In thousands, except share data)
(unaudited)

	Common Stock	Warrants	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at December 31, 2007	$86,444	$7,776	$(1,011)	$21,510	$30,890	$145,609
Components of comprehensive income:
Net income	--	--	--	--	9,716	9,716
Pension and postretirement liability adjustments
(net of tax of $(3,578))	--	--	--	(5,469)	--	(5,469)
Foreign currency translation adjustments
(net of tax of $107)	--	--	--	163	--	163
Change in unrealized loss on derivative
instruments (net of tax of $(155))	--	--	--	(236)	--	(236)
Comprehensive income						4,174
Long-term incentive plan grants, net	2,038	--	--	--	--	2,038
Exercise and cancellation of warrants	702	(702)	--	--	--	--
Exercise of stock options	143	--	--	--	--	143
Acquisition of treasury stock	--	--	(543)	--	--	(543)
Repurchase and retirement of common stock	(8,965)	--	--	--	--	(8,965)
Other	3	--	--	--	--	3
Balance at June 30, 2008	$80,365	$7,074	$(1,554)	$15,968	$40,606	$142,459

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

          The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has valued its financial liability using the income approach and information classified as level 2 in the fair value hierarchy. The following table sets forth the Company’s financial liability that was accounted for at fair value as of June 30, 2008:

June 30,
2008

Interest rate collar agreements	2,776

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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition. The Company did not elect the fair value option for any assets or liabilities.

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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that this standard with have a material impact on its results of operations, financial position or cash flow.

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

          Certain intercompany inventory transfer transactions were not appropriately recorded during the year ended December 31, 2007 and the three months ended March 31, 2008. The impact of correcting these immaterial errors was to decrease cost of sales by $1,268 and $894 for the three and six months ended June 30, 2008, respectively. Management has concluded that the error was not material to the December 31, 2007 or March 31, 2008 financial statements.

Note 3 – Comprehensive Income

          Total comprehensive income is comprised of net income, pension and postretirement liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income for the three months ended June 30, 2008 and 2007 was $10,684 and $10,038, respectively. Total comprehensive income for the six months ended June 30, 2008 and 2007 was $4,174 and $9,281, respectively.

Note 4 – Earnings Per Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of warrants, stock options and restricted stock, using the treasury stock method.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per common share:
Weighted average common shares
outstanding	10,044,226	10,297,827	10,092,625	10,269,535
Diluted earnings per common share:
Weighted average common shares
outstanding	10,044,226	10,297,827	10,092,625	10,269,535
Warrants, options and restricted stock	989,497	1,358,347	914,028	1,372,669
Total	11,033,723	11,656,174	11,006,653	11,642,204

          For the three months ended June 30, 2008 and 2007, potentially dilutive securities totaling 280,596 and 189,058, respectively, were not included in the computation of diluted earnings per common share. For the six months ended June 30, 2008 and 2007, potentially dilutive securities totaling 243,032 and 94,529, respectively, were not included in the computation of diluted earnings per common share. These securities either had an antidilutive effect or were contingent restricted stock for which all necessary conditions had not been satisfied.

Note 5 – Inventories

		June 30,	December 31,
		2008	2007
Raw materials		$26,263	$30,930
Work in process		6,496	6,211
Finished products		12,570	12,717
Supplies and containers		1,131	1,326
		$46,460	$51,184

Note 6 – Long-Term Debt

		June 30,	December 31,
	Maturities	2008	2007
Revolving credit facility – floating rates	2010	$4,750	$--
First lien term loans – floating rates	2011	237,724	238,928
Other debt – various rates	2008-2018	996	1,204
Total debt		243,470	240,132
Less: current portion		2,883	2,851
Net long-term debt		$240,587	$237,281

          As of June 30, 2008, the weighted-average interest rates in effect for the first lien term loans and the revolving credit facility were 4.76 percent and 6.25 percent, respectively.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 7 – Warrants

          The Company has the following warrants outstanding:

		June 30, 2008		December 31, 2007
		Number of		Number of
	Expiration Date	shares covered	Strike Price	shares covered	Strike Price
Tranche B	November 10, 2008	1,519,849	$19.98	1,786,099	$19.98
Tranche C	November 10, 2010	955,960	$22.03	963,013	$22.03

          The warrants were issued on November 10, 2003. During 2008, 83,326 shares of common stock were issued upon exercise of warrants utilizing the cashless exercise feature of the warrants.

Note 8 – Stock Incentive Plans

          During the first six months of 2008, the Company granted the following awards:

		Weighted Average Exercise
	Shares	Price/Grant-Date Value
Stock options	80,120	$29.67
Restricted stock	141,359	29.64

          The fair value of each option grant was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

Dividend yield	-
Expected volatility	36%
Risk-free interest rate	2.87%
Expected holding period (in years)	4
Weighted average fair value	$ 9.67

          Compensation cost recorded for stock-based compensation under the long-term incentive plan was $990 and $1,242 for the three months ended June 30, 2008 and 2007, respectively, and $1,990 and $1,781 for the six months ended June 30, 2008 and 2007, respectively.

          As of June 30, 2008, there was $5,807 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.3 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

Note 9 – Segment Information

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Revenues
Valve actuation systems(1)	$35,554	$41,510	$71,980	$86,962
Performance chemicals	115,919	98,656	219,807	192,104
Corporate and other(1)	10,402	19,293	21,457	35,322
Consolidated	$161,875	$159,459	$313,244	$314,388

(1)	Revenues of $19,293 and $35,322, for the three and six months ended June 30, 2007, respectively, have been restated and included in corporate and other.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating Profit
Valve actuation systems(1)	$(1,558)	$309	$(1,808)	$4,062
Performance chemicals	15,855	12,459	23,579	23,224
Corporate and other(1)	(934)	455	(1,541)	(31)
Consolidated	13,363	13,223	20,230	27,255
Interest expense	4,030	5,546	8,413	12,348
Other expense (income), net	(289)	(263)	(600)	(577)
Consolidated income from continuing
operations before income taxes	$9,622	$7,940	$12,417	$15,484

(1)	Operating profit of $885 and $1,285, for the three and six months ended June 30, 2007, respectively, has been restated and included in corporate and other.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Capital Expenditures
Valve actuation systems(1)	$2,036	$1,541	$4,551	$2,805
Performance chemicals	8,162	5,021	21,321	11,447
Corporate and other(1)	77	40	487	236
Consolidated	$10,275	$6,602	$26,359	$14,488

(1)	Capital expenditures of $18 and $95, for the three and six months ended June 30, 2007, respectively, have been restated and included in corporate and other.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Depreciation and Amortization
Valve actuation systems(1)	$3,179	$3,437	$6,551	$6,898
Performance chemicals	4,640	5,248	9,314	9,935
Corporate and other(1)	673	641	1,329	1,305
Consolidated	$8,492	$9,326	$17,194	$18,138

(1)	Depreciation and amortization of $272 and $542, for the three and six months ended June 30, 2007, respectively, has been restated and included in corporate and other.

	June 30,	December 31,
	2008	2007
Identifiable Assets
Valve actuation systems	$263,762	$266,454
Performance chemicals(1)	296,571	297,442
Corporate and other	44,588	44,466
Assets held for sale	2,932	5,617
Consolidated	$607,853	$613,979

(1)	Includes equity method investments of $ 0 and $215 as of June 30, 2008 and December 31, 2007, respectively.

Note 10 – Restructuring and Impairment Charges

          During the second quarter of 2008, the Company initiated a workforce reduction affecting valve actuation systems employees. The Company expects to substantially complete implementation of this restructuring action during 2008. The following tables summarize the Company’s costs and accruals for this restructuring action:

	Valve
	Actuation	Performance
	Systems	Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$508	$--	$--	$508
Costs anticipated to be incurred in the future	222	--	--	222
Total costs expected to be incurred	$730	$--	$--	$730

Accrual balance at December 31, 2007	--	--	--	--
Provisions	508	--	--	508
Amounts paid	(173)	--	--	(173)
Accrual balance at June 30, 2008	$335	$--	$--	$335

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 11 – Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Pension Benefits
Service cost	$248	$285	$498	$668
Interest cost	3,460	3,375	6,898	6,710
Expected return on plan assets	(3,897)	(3,816)	(7,787)	(7,568)
Amortization of net:
Prior service cost	39	31	76	65
(Gain)/loss	(16)	23	(33)	52
Net periodic benefit (income)	$(166)	$(102)	$(348)	$(73)

          During the first six months of 2008, the Company made contributions of $907 to its pension plan trusts and expects to contribute $516 for the remainder of the year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Other Postretirement Benefits
Service cost	$174	$304	$355	$657
Interest cost	607	684	1,227	1,381
Expected return on plan assets	--	--	--	--
Amortization of net:
Prior service (credit)	(1,233)	(1,208)	(2,448)	(2,294)
Loss	13	60	36	92
Net periodic benefit (income)	$(439)	$(160)	$(830)	$(164)

          During the first quarter of 2008, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, which resulted in a pension curtailment gain of $36.

          During the second quarter of 2008, the Company implemented plan amendments to one of its postretirement medical plans which cap the Company’s cost for providing these benefits. The effect of these changes was a reduction to the accumulated postretirement benefit obligation of $934 which will be amortized as a component of net periodic postretirement benefit cost over the average remaining service period until full eligibility of active plan participants.

          Based on these amendments in 2008, the Company remeasured its accumulated benefit obligations under the impacted pension plan and other postretirement benefit plans, resulting in a net increase to the pension and postretirement liability of $6,969.

          During the first quarter of 2007, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, and

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

announced the closure of one of its manufacturing facilities. These actions resulted in net pension curtailment gains of $555.

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

Note 12 – Income Taxes

          The effective tax rates are lower than the United States statutory rate in 2008 primarily as a result of the reduction in the amount of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$4,940
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	88
Expiration of statue of limitations	(2,228)
Settlements	--
Balance at June 30, 2008	$2,800

          The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. During the three and six months ended June 30, 2008, the Company recorded (reversed) $(1,460) and $(1,348), respectively, in interest and penalties. The Company had $1,054 accrued for interest at June 30, 2008.

Note 13 – Discontinued Operations

          On December 22, 2006, the Company announced that it had signed a definitive agreement to sell its Noma wire and cable assembly business to Electrical Components International, Inc. for $75,000, plus a working capital adjustment of $1,033. The transaction was completed on February 16, 2007. This business was formerly reported as part of the manufacturing segment, which is no longer a reportable segment. GenTek’s wire and cable manufacturing business has and will continue to supply the Noma wire and cable assembly business with wire used as a raw material. Revenues between the wire and cable manufacturing business and the Noma wire and cable assembly business that were previously eliminated in consolidation were $0 and $3,007 for the three and six months ended June 30, 2007, respectively.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(unaudited)

          Because the net proceeds of the Noma wire and cable assembly business sale were required to be used to repay certain outstanding indebtedness, interest expense of $0 and $677 for the three and six months ending June 30, 2007, respectively, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the period on the debt that requires the repayment.

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

          The businesses included in discontinued operations had revenues of $0 and $2,906 and pretax income of $0 and $147 for the three months ended June 30, 2008 and 2007, respectively, and revenues of $0 and $39,611 and a pre-tax loss of $0 and $8,631 for the six months ended June 30, 2008 and 2007, respectively.

Note 14 – Acquisitions

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

          During the second quarter of 2008, the Company recorded adjustments in the performance chemicals segment that related to prior periods, which resulted in a decrease to cost of sales of $1.3 million and $0.9 million for the three and six months ended June 30, 2008, respectively. These amounts resulted from costs recorded on certain intercompany inventory transfer transactions that were not properly eliminated. As the effect of these adjustments is immaterial, they have been recorded in the second quarter of 2008 and prior period financial information has not been restated.

Results of Operations

          The following table sets forth certain line items from our condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	(Dollars in millions)				(Dollars in millions)
Net revenues	$161.9	100%	$159.5	100%	$313.2	100%	$314.4	100%
Cost of sales	135.3	84	131.5	82	265.1	85	259.4	83
Gross profit	26.5	16	27.9	18	48.1	15	55.0	17
Selling, general and
administrative expense	12.9	8	13.3	8	25.8	8	25.6	8
Net (gain) loss on disposition of
long-term assets	(0.2)	--	--	--	1.7	1	--	--
Restructuring and impairment
charges	0.5	--	1.6	1	0.5	--	2.9	1
Pension and postretirement
liability curtailment (gains)	--	--	(0.1)	--	--	--	(0.7)	--
Operating profit	13.4	8	13.2	8	20.2	6	27.3	9
Interest expense, net	4.0	2	5.5	3	8.2	3	12.0	4
Other (income) expense, net	(0.3)	--	(0.2)	--	(0.4)	--	(0.2)	--
Income tax provision	1.3	1	3.3	2	2.7	1	6.4	2
Income from continuing
operations	8.3	5	4.7	3	9.7	3	9.1	3
Income (loss) from
discontinued operations	--	--	0.4	--	--	--	(7.3)	2
Net income	$8.3	5%	$5.0	3%	$9.7	3%	$1.8	1%

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

          Net revenues were $162 million for the three month period ended June 30, 2008 compared with $159 million for the comparable prior year period. The increase in revenue was due to higher sales of $17 million in the performance chemicals segment partly offset by lower sales of $6 million in the valve actuation systems segment and $9 million in corporate and other. The increase in the performance chemicals segment is due primarily to broad based strength across all markets driven in large part by higher average selling prices necessary to offset increased raw material costs partly offset by the sale of the Reheis antiperspirant actives product line. The shortfall in the valve actuation systems segment is primarily due to lower sales in the automotive market. The shortfall in corporate and other is the result of lower sales into the industrial wire market.

          Gross profit was $27 million for the three month period ended June 30, 2008 as compared with $28 million for the comparable prior year period. This reflects lower gross profit in the valve actuation systems segment of $2 million and the corporate and other segment of $1 million partly offset by increased gross profit in the performance products segment. The shortfall in the valve actuation systems segment was due primarily to lower sales volumes and increased raw material costs in the automotive market. The increase in the performance chemicals segment gross profit was driven by favorable timing on the recapture of increases in raw material costs through higher selling prices and the previously discussed adjustment relating to prior periods of $1 million.

          Selling, general and administrative expense was $13 million for the three month period ended June 30, 2008 as compared with $13 million for the comparable prior year period.

          Restructuring and impairment charges were $0.5 million for the three month period ended June 30, 2008. The charges recorded in 2008 are associated with a workforce reduction implemented in the valve actuation systems segment.

          Operating profit was $13 million for the three month period ended June 30, 2008 which was comparable to the prior year period.

          Interest expense was $4 million for the three month period ended June 30, 2008 as compared to $6 million in the comparable prior year period due to reduced principal balances and lower average interest rates.

          Income from discontinued operations in the prior year period reflects operations of the Defiance Testing and Engineering Services business.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

          Net revenues were $313 million for the six month period ended June 30, 2008 compared with $314 million for the comparable prior year period. The shortfall in revenue was primarily due to lower sales of $15 million in the valve actuation systems segment and $14 million in corporate and other partly offset by increased sales of $28 million in the performance chemicals segment. The shortfall in the valve actuation systems segment is primarily due to lower sales in the automotive market. The shortfall in corporate and other is the result of lower sales into the industrial wire market. The increase in the performance chemicals segment is due primarily to broad based strength across all markets resulting from the impact of the acquisitions made in the water treatment market in 2007 coupled with higher average selling prices necessary to offset increased raw material costs, partly offset by the sale of the Reheis antiperspirant actives product line.

          Gross profit was $48 million for the six month period ended June 30, 2008 as compared with $55 million for the comparable prior year period. This reflects lower gross profit in the valve actuation systems segment of $7 million and the corporate and other segment of $1 million, partly offset by higher gross profit in the performance chemicals segment of $1 million. The shortfall in the valve actuation systems segment was due primarily to reduced sales volumes and higher material costs in the automotive market. The shortfall in corporate and other is the result of reduced sales volumes in the industrial wire market. The improvement in performance chemicals is the result of the acquisitions in the water chemicals market coupled with the recapture of raw material cost increases through higher selling prices, the previously discussed adjustment relating to prior periods partly offset by a reduction resulting from the sale of the Reheis antiperspirant actives product line.

          Selling, general and administrative expense was $26 million for the six month period ended June 30, 2008 which was comparable to the prior year period.

          Loss on disposition of long-term assets of $2 million was primarily the result of the sale of the Company’s Reheis antiperspirant actives product line on February 29, 2008.

          Restructuring and impairment charges were $0.5 million for the six month period ended June 30, 2008. The charges recorded in 2008 are associated with a workforce reduction implemented in the valve actuation systems segment.

          Operating profit was $20 million for the six month period ended June 30, 2008 as compared with $27 million for the comparable prior year period. The decreased operating profit in 2008 was primarily the result of lower gross profit of $7 million and the $2 million loss on the disposition of long-term assets in the current year partly offset by lower restructuring costs of $2 million as compared with the prior period.

          Interest expense was $8 million for the six month period ended June 30, 2008 as compared to $12 million in the comparable prior year period due to reduced principal balances and lower average interest rates.

          Loss from discontinued operations in the prior year period reflects operations of the Defiance Testing and Engineering Services business and the Noma wire and cable assembly business.

Results of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Revenues	(In millions)		(In millions)
Valve actuation systems	$35.6	$41.5	$72.0	$87.0
Performance chemicals	115.9	98.7	219.8	192.1
Corporate and other	10.4	19.3	21.5	35.3
Total	$161.9	$159.5	$313.2	$314.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008(1)	2007(2)	2008(3)	2007(4)
Operating Profit	(In millions)		(In millions)
Valve actuation systems	$(1.6)	$0.3	$(1.8)	$4.1
Performance chemicals	15.9	12.5	23.6	23.2
Corporate and other	(0.9)	0.5	(1.5)	--
Total	$13.4	$13.2	$20.2	$27.3

(1)	Includes restructuring charges of $0.5 million in the valve actuation systems segment.

(2)	Includes restructuring charges of $1.0 million in the valve actuation systems segment and $0.6 million in the performance chemicals segment.

(3)	Includes restructuring charges of $0.5 million in the valve actuation systems segment.

(4)	Includes restructuring charges of $1.1 million in the valve actuation systems segment and $1.7 million in the performance chemicals segment.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $36 million for the three month period ended June 30, 2008 as compared to $42 million for the comparable prior year period. This reduction was the result of lower sales into the automotive market. Automotive market sales were adversely impacted by the idling of a major customer’s facility in Brazil, the loss of an engine component program and reduced customer demand. Gross profit was $3 million for the three month period ended June 30, 2008 as compared to $5 million for the comparable prior year period. The decrease in gross profit was driven by $1 million from reduced sales volumes and $1 million from raw material cost increases in the automotive market. Selling, general and administrative expense was $4 million for the three month period ended June 30, 2008 which was comparable to the prior year period. Restructuring and impairment charges were $0.5 million for the three month period ended June 30, 2008 as compared to $1 million in the comparable prior period. The charges recorded in 2008 are associated with a workforce reduction. Operating loss was $2 million for the three month period ended June 30, 2008 compared to an operating profit of $0.3 million for the comparable prior year period. The operating results were driven by the reduced sales volumes and associated margins in the automotive market.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $116 million for the three month period ended June 30, 2008 as compared to $99 million for the comparable prior year period. This was due to broad based strength across all markets. Sales into the water treatment market increased by $13 million driven by $10 million resulting from increased selling prices required to offset higher raw material costs, $4 million from the acquisitions made in 2007 partly offset by $1 million resulting from slightly reduced sales volume. Increased revenues in the chemical processing market of $10 million were the direct result of the pass through of higher material costs. Increased revenues of $2 million in electronic chemicals and $1 million in the pharmaceutical and food additives market were driven by higher selling prices. These increases were partly offset by a $9 million reduction resulting from the sale of the Reheis antiperspirant actives product line which was formerly included in the pharmaceutical and personal care market. Gross profit was $23 million for the three month period ended June 30, 2008 as compared to $21 million for the comparable prior year period. The improved gross profit is driven by favorable timing in passing through higher raw materials costs of $2 million across all markets coupled with the previously discussed adjustment relating to prior periods of $1 million partly offset by a $1 million reduction resulting from the sale of the Reheis antiperspirant actives product line. Selling, general and administrative expense was $7 million for the three month period ended June 30, 2008 which was flat with the comparable prior year period. Operating profit was $16 million for the three month period ended June 30, 2008 which increased $3 million from the comparable prior period. The increase in operating profit was due to the strong gross margin performance and coupled with favorable restructuring charges as compared to the prior year.

Corporate and Other

          The reduction in revenues of $9 million from the prior year is the result of reduced revenues in the industrial wire market, primarily driven by the continued elimination of low margin, commodity wire sales to the former Noma Wire and Cable Harness Assembly business coupled with weak demand from the remainder of the industrial wire customer base. The reduced sales volumes in the industrial wire market resulted in a reduction in gross margin of $1 million from the comparable prior year period.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $72 million for the six month period ended June 30, 2008 as compared to $87 million for the comparable prior year period. This reduction was the result of lower sales into the automotive market. Automotive market sales were adversely impacted by the idling of a major customer’s facility in Brazil, the loss of an engine component program and reduced customer demand. Gross profit was $6 million for the six month period ended June 30, 2008 as compared to $13 million for the comparable prior year period. The decrease in gross profit was driven by $2 million from the idling of a major customer’s facility in Brazil, $4 million from reduced sales volumes and $1 million from raw material cost increases in the automotive market. Selling, general and administrative expense was $8 million for the six month period ended June 30, 2008 which was comparable to the prior year period. Restructuring and impairment charges were $0.5 million for the six month period ended June 30, 2008 as compared to $1 million in the comparable prior period. The charges recorded in 2008 are associated with a workforce reduction implemented in the second quarter. Operating loss was $2 million for the six month period ended June 30, 2008 compared to an operating profit of $4 million for the comparable prior year period. The operating results were driven by the reduced sales volumes and associated margins in the automotive market.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $220 million for the six month period ended June 30, 2008 as compared to $192 million for the comparable prior year period. This was due to broad based strength across all markets. Sales into the water treatment market increased by $21 million driven by a $21 million increase in selling prices required to offset higher raw material costs, $7 million from the acquisitions made in 2007 partly offset by $7 million resulting from reduced sales volumes. The reduction in sales volumes sold in to the water treatment were driven by reduced demand from large pulp and paper customers, reduced consumption rates at certain customers, and unfavorable regional weather conditions. Increased revenues in the chemical processing market of $10 million were the direct result of the pass through of higher material costs. Increased revenues of $5 million in electronic chemicals and $3 million in the pharmaceutical and food additives market were driven by higher selling prices. These increases were partly offset by an $11 million reduction resulting from the sale of the Reheis antiperspirant actives product line which was formerly included in the pharmaceutical and personal care market. Gross profit was $40 million for the six month period ended June 30, 2008 as compared to $39 million for the comparable prior year period. The improved gross profit is driven by the impact of the acquisitions made in the water treatment market coupled with favorable timing in passing through of higher raw materials costs of $1 million, the previously discussed adjustment relating to prior periods of $1 million partly offset by a $1 million reduction resulting from the sale of the Reheis antiperspirant actives product line. Selling, general and administrative expense was $14 million for the six month period ended June 30, 2008 which was flat with the comparable prior year period. Operating profit was $24 million for the six month period ended June 30, 2008 which compared to $23 million for the comparable prior period. The increase in operating profit was due to the strong gross margin performance coupled with favorable restructuring charges as compared to the prior year partly offset by the loss on the disposition of long term assets recorded in the first quarter of 2008 resulting from the sale of the Reheis antiperspirant actives product line.

Corporate and Other

          The reduction in revenues of $14 million from the prior year is the result of reduced revenues in the industrial wire market, primarily driven by the continued elimination of low margin, commodity wire sales to the former Noma Wire and Cable Harness Assembly business coupled with weak demand from the remainder of the industrial wire customer base. The reduced sales volumes in the industrial wire market resulted in a reduction in gross margin of $1 million from the comparable prior year period.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $7 million at June 30, 2008, compared to $16 million at December 31, 2007. Significant cash flows during the 2008 period included cash provided by operating activities of $4 million, capital expenditures of $26 million, proceeds from the disposition of long-term assets of $20 million, net revolver proceeds of $5 million, debt payments of $1 million, and repurchases of common stock of $9 million.

          The Company had working capital of $95 million at June 30, 2008 as compared to working capital of $93 million at December 31, 2007.

          The Company expects to make approximately $40-45 million of capital expenditures during 2008.

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

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, stock repurchases and working capital requirements during the remainder of 2008.

Off-Balance Sheet Arrangements

          The Company has approximately $7 million of standby letters of credit outstanding as of June 30, 2008.

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

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that this standard with have a material impact on its results of operations, financial position or cash flow.

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

Interest rate risk

          At June 30, 2008, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $242 million as of June 30, 2008, a one percent change in the weighted-average interest rate would have an interest impact of approximately $0.2 million each month.

			Weighted-Average
	Principal		Interest Rate at
Instrument	Balance	Fair Value	June 30, 2008	Scheduled Maturity
Term loan	$238 million	$225 million	4.76%	February 28, 2011
Revolving credit
facility	$5 million	$5 million	6.25%	February 28, 2010

          In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was a $3 million liability at June 30, 2008.

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

Item 4. Controls and Procedures.

          (a) Disclosure Controls and Procedures.

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

          NONE

Item 3. Defaults Upon Senior Securities.

          NONE

Item 4. Submission of Matters to a Vote of Security Holders.

          On May 15, 2008, the Company held is annual meeting of stockholders at the offices of Latham and Watkins LLP, 885 Third Avenue, Suite 1000, New York, New York.

          Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed the Proxy Statement. All of the nominees were elected.

          The stockholders voted, in person or by proxy, on a proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 2008.

The results of the voting are shown below:

For	Against	Abstain	Broker Non-Vote
9,193,824	39,388	22,365	0

          The stockholders also voted, in person or by proxy, on a proposal to elect directors to serve until the 2009 annual meeting of stockholders or until their respective successors are elected and duly qualified.

          The results of the voting are shown below:

Name	For	Against	Abstain

William E. Redmond, Jr.	9,253,569	1,770	238
John G. Johnson, Jr.	9,060,437	42,294	152,846
Henry L. Druker	9,229,325	26,015	237
John F. McGovern	9,221,426	33,913	238
Kathleen R. Flaherty	9,231,731	23,608	238
Richard A. Rubin	9,229,301	26,038	238

Item 5. Other Information.

          NONE

Item 6. Exhibits.

Exhibit No.	Description

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

Exhibit No.	Description

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

Exhibit No.	Description

10.14
Asset Purchase Agreement dated April 3, 2006 between Noma Company and Southwire Canada Company (incorporated by reference to the Registrant’s Form 8-K dated April 3, 2006, as filed with the Securities and Exchange Commission).

10.15
First Amendment to First Lien Credit and Guaranty Agreement and Pledge and Security Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.16
Asset Purchase Agreement dated June 30, 2006 between Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (incorporated by reference to the Registrant’s Form 8-K dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.17
Second Amendment to First Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.18	Letter Agreement with James Imbriaco, dated July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K dated August 4, 2006, as filed with the Securities and Exchange Commission).

10.19
Asset Purchase Agreement dated December 22, 2006 between Electrical Components International, Inc., Noma Holding Inc. and GenTek Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 22, 2006, as filed with the Securities and Exchange Commission).

10.20
Third Amendment to First Lien Credit and Guaranty Agreement and waiver dated March 19, 2007 (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2006, as filed with the Securities and Exchange Commission).

10.21	GenTek Inc. Directors Deferred Compensation Program (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2007, as filed with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GENTEK INC.
Registrant

Date August 8, 2008	/s/	William E. Redmond, Jr.
William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date August 8, 2008	/s/	Thomas B. Testa
Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)