Form 10-Q
period 2008-09-30
GENTEK INC
filed 2008-11-10
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2008 was 10,321,033.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net revenues	$178,743	$151,334	$491,987	$465,723
Cost of sales	147,562	128,738	412,672	388,110
Selling, general and administrative expense	12,855	13,153	38,622	38,710
Net (gain) loss on disposition of long-term assets	(19)	(10,068)	1,646	(10,036)
Restructuring and impairment charges	898	1,708	1,407	4,577
Pension and postretirement liability curtailment (gains)	—	(2,565)	(36)	(3,260)

Operating profit	17,447	20,368	37,676	47,622
Interest expense	4,036	5,404	12,448	17,752
Interest income	11	42	176	399
Other (income) expense, net	691	44	256	(178)

Income from continuing operations before income taxes	12,731	14,962	25,148	30,447
Income tax provision	5,429	6,387	8,130	12,779

Income from continuing operations	7,302	8,575	17,018	17,668
Income (loss) from discontinued operations (net of tax provision (benefit) of $0, $1,098, $0 and $(225), respectively)	—	608	—	(6,701)

Net income	$7,302	$9,183	$17,018	$10,967

Income per common share – basic:
Income from continuing operations	$0.72	$0.83	$1.68	$1.71
Income (loss) from discontinued operations	—	0.06	—	(0.65)

Net income	$0.72	$0.89	$1.68	$1.06

Income per common share – assuming dilution:
Income from continuing operations	$0.67	$0.75	$1.55	$1.52
Income (loss) from discontinued operations	—	0.05	—	(0.58)

Net income	$0.67	$0.80	$1.55	$0.95

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,309	$16,089
Receivables, net	91,640	74,004
Inventories	46,662	51,184
Deferred income taxes	39,420	39,675
Assets held for sale	—	5,617
Other current assets	8,561	6,320

Total current assets	194,592	192,889
Property, plant and equipment, net	222,679	218,525
Goodwill	147,482	147,158
Intangible assets, net	42,780	48,488
Other assets	6,790	6,919

Total assets	$614,323	$613,979

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,323	$44,707
Accrued liabilities	58,369	52,260
Current portion of long-term debt	2,877	2,851

Total current liabilities	103,569	99,818
Long-term debt	235,124	237,281
Pension and postretirement liabilities	54,253	51,270
Other liabilities	72,357	80,001

Total liabilities	465,303	468,370

Equity:
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued: 10,479,462 and 10,605,265 shares at September 30, 2008 and December 31, 2007, respectively	80,819	86,444
Warrants	7,003	7,776
Accumulated other comprehensive income	14,871	21,510
Retained earnings	47,908	30,890

Treasury stock, at cost: 46,116 and 35,081 shares at September 30, 2008 and December 31, 2007, respectively	(1,581)	(1,011)

Total equity	149,020	145,609

Total liabilities and equity	$614,323	$613,979

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Net income	$17,018	$10,967
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	6,701
Pension and postretirement liability curtailment gains	(36)	(3,260)
Depreciation and amortization	25,693	27,456
Asset impairment charge	—	925
Net loss (gain) on disposition of long-term assets	1,646	(10,036)
Long-term incentive plan costs, net	2,932	2,972
Excess tax benefit from long-term incentive plan	(141)	(618)
Increase in receivables	(25,974)	(9,736)
Increase in inventories	(1,776)	(3,547)
Increase in deferred tax assets	(802)	(3,461)
Increase (decrease) in accounts payable	7,168	(3,007)
Increase in accrued liabilities	5,569	7,521
Decrease in other liabilities and assets, net	(11,808)	(2,952)

Net cash provided by continuing operations	19,489	19,925
Net cash used for discontinued operations	—	(1,937)

Net cash provided by operating activities	19,489	17,988

Cash flows from investing activities:
Capital expenditures	(35,487)	(21,032)
Proceeds from sales of long-term assets	20,478	14,997
Acquisition of businesses, net of cash acquired*	—	(3,203)

Net cash used for continuing operations	(15,009)	(9,238)
Net cash provided by discontinued operations	—	96,945

Net cash provided by (used for) investing activities	(15,009)	87,707

Cash flows from financing activities:
Proceeds from revolving credit facility	65,500	77,750
Repayment of revolving credit facility	(65,500)	(87,750)
Issuance of long-term debt	—	50,000
Repayment of long-term debt	(2,129)	(135,102)
Deferred financing costs	—	(378)
Exercise of stock options and warrants	721	694
Excess tax benefits from long-term incentive plan	141	618
Acquisition of treasury stock	(570)	(716)
Repurchase and retirement of common stock	(10,131)	(2,250)
Other	3	—

Net cash used for continuing operations	(11,965)	(97,134)
Net cash used for discontinued operations	—	(1,393)

Net cash used for financing activities	(11,965)	(98,527)

Effect of exchange rate changes on cash	(295)	531

Increase (decrease) in cash and cash equivalents	(7,780)	7,699
Cash and cash equivalents at beginning of period	16,089	5,237

Cash and cash equivalents at end of period	$8,309	$12,936

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2008	2007

Supplemental information:
Cash paid for income taxes	$3,941	$3,532

Cash paid for interest	$11,369	$18,677

Capital expenditures incurred but not yet paid	$2,966	$3,066

*Acquisition of businesses, net of cash acquired:
Working capital, other than cash	$—	$(215)
Property, plant and equipment	—	(87)
Other assets	—	(2,901)

Total cash used to acquire businesses	$—	$(3,203)

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2008
(In thousands)
(unaudited)

	Common Stock	Warrants	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at December 31, 2007	$86,444	$7,776	$(1,011)	$21,510	$30,890	$145,609
Components of comprehensive income:
Net income	—	—	—	—	17,018	17,018
Pension and postretirement liability adjustments (net of tax of $(4,056))	—	—	—	(6,199)	—	(6,199)
Foreign currency translation adjustments (net of tax of $(30))	—	—	—	(46)	—	(46)
Change in unrealized loss on derivative instruments (net of tax of $(257))	—	—	—	(394)	—	(394)

Comprehensive income						10,379
Long-term incentive plan grants, net	3,009	—	—	—	—	3,009
Exercise and cancellation of warrants	1,315	(773)	—	—	—	542
Exercise of stock options	179	—	—	—	—	179
Acquisition of treasury stock	—	—	(570)	—	—	(570)
Repurchase and retirement of common stock	(10,131)	—	—	—	—	(10,131)
Other	3	—	—	—	—	3

Balance at September 30, 2008	$80,819	$7,003	$(1,581)	$14,871	$47,908	$149,020

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

          The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has valued its financial liability using the income approach and information classified as level 2 in the fair value hierarchy. The following table sets forth the Company’s financial liability that was accounted for at fair value as of September 30, 2008:

Interest rate collar agreements	3,051

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS No. 161 on its financial statements.

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

          On February 29, 2008, the Company completed the sale of its antiperspirant actives product line to Summit Research Labs, Inc. for $18,000, subject to a working capital adjustment. As part of this transaction, the Company continued to operate the antiperspirant actives manufacturing unit through September 30, 2008 under a transition services contract. This business continues to be classified as continuing operations. The Company recorded a loss on disposition of long-term assets as a result of this sale in the amount of $1,930.

          Included in selling, general and administrative expense for the nine months ended September 30, 2007 is a gain of $736 for a settlement related to prior insurance costs.

          Certain intercompany inventory transfer transactions were not appropriately recorded during the year ended December 31, 2007. The impact of correcting this immaterial error was to decrease cost of sales by $894 for the nine months ended September 30, 2008. Management has concluded that the error was not material to the December 31, 2007 financial statements.

Note 3 – Comprehensive Income

          Total comprehensive income is comprised of net income, pension and postretirement liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income for the three months ended September 30, 2008 and 2007 was $6,205 and $7,221, respectively. Total comprehensive income for the nine months ended September 30, 2008 and 2007 was $10,379 and $16,502, respectively.

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

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Basic earnings per common share:
Weighted average common shares outstanding	10,130,419	10,372,085	10,105,310	10,304,094

Diluted earnings per common share:
Weighted average common shares outstanding	10,130,419	10,372,085	10,105,310	10,304,094
Warrants	638,494	977,816	720,031	1,127,442
Options	80,251	94,519	82,719	105,741
Restricted stock	57,455	53,016	65,335	57,047

Total	10,906,619	11,497,436	10,973,395	11,594,324

          For the three months ended September 30, 2008 and 2007, potentially dilutive securities totaling 347,906 and 228,652, respectively, were not included in the computation of diluted earnings per common share. For the nine months ended September 30, 2008 and 2007, potentially dilutive securities totaling 304,697 and 139,237, respectively, were not included in the computation of diluted earnings per common share. These securities either had an antidilutive effect or were contingent restricted stock for which all necessary conditions had not been satisfied.

Note 5 – Inventories

	September 30, 2008	December 31, 2007

Raw materials	$26,330	$30,930
Work in process	6,052	6,211
Finished products	13,080	12,717
Supplies and containers	1,200	1,326

	$46,662	$51,184

Note 6 – Long-Term Debt

	Maturities	September 30, 2008	December 31, 2007

Revolving credit facility – floating rates	2010	$—	$—
First lien term loans – floating rates	2011	237,112	238,928
Other debt – various rates	2008-2018	889	1,204

Total debt		238,001	240,132
Less: current portion		2,877	2,851

Net long-term debt		$235,124	$237,281

          As of September 30, 2008, the weighted-average interest rate in effect for the first lien term loans was 4.80 percent.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 7 – Warrants

          The Company has the following warrants outstanding:

		September 30, 2008		December 31, 2007

	Expiration Date	Number of shares covered	Strike Price	Number of shares covered	Strike Price

Tranche B	November 10, 2008	1,493,654	$19.98	1,786,099	$19.98
Tranche C	November 10, 2010	955,096	$22.03	963,013	$22.03

          The warrants were issued on November 10, 2003. During 2008, 83,326 shares of common stock were issued upon exercise of warrants utilizing the cashless exercise feature of the warrants and 27,059 shares of common stock were issued upon exercise of the warrants for cash proceeds of $542.

Note 8 – Stock Incentive Plans

          During the first nine months of 2008, the Company granted the following awards:

	Shares	Weighted Average Exercise Price/Grant-Date Value

Stock options	80,120	$29.67
Restricted stock	146,359	29.56

The fair value of each option grant was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

Dividend yield	—
Expected volatility	36%
Risk-free interest rate	2.87%
Expected holding period (in years)	4
Weighted average fair value	$9.67

          Compensation cost recorded for stock-based compensation under the long-term incentive plan was $944 and $1,192 for the three months ended September 30, 2008 and 2007, respectively, and $2,932 and $2,972 for the nine months ended September 30, 2008 and 2007, respectively.

          As of September 30, 2008, there was $3,357 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.9 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 9 – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net Revenues
Valve actuation systems	$25,237	$32,421	$97,217	$119,384
Performance chemicals	143,829	106,358	363,636	298,462
Corporate and other	9,677	12,555	31,134	47,877

Consolidated	$178,743	$151,334	$491,987	$465,723

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating Profit
Valve actuation systems	$(2,233)	$(797)	$(4,041)	$3,264
Performance chemicals	20,779	22,198	44,358	45,423
Corporate and other	(1,099)	(1,033)	(2,641)	(1,065)

Consolidated	17,447	20,368	37,676	47,622
Interest expense	4,036	5,404	12,448	17,752
Other expense (income), net	680	2	80	(577)

Consolidated income from continuing operations before income taxes	$12,731	$14,962	$25,148	$30,447

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Capital Expenditures
Valve actuation systems	$2,329	$1,815	$6,880	$4,620
Performance chemicals	6,633	4,042	27,954	15,489
Corporate and other	166	687	653	923

Consolidated	$9,128	$6,544	$35,487	$21,032

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Depreciation and Amortization
Valve actuation systems	$3,077	$3,115	$9,628	$10,013
Performance chemicals	4,760	5,319	14,074	15,254
Corporate and other	662	884	1,991	2,189

Consolidated	$8,499	$9,318	$25,693	$27,456

			September 30, 2008	December 31, 2007

Identifiable Assets
Valve actuation systems			$258,465	$266,454
Performance chemicals(1)			309,053	297,442
Corporate and other			46,805	44,466
Assets held for sale			—	5,617

Consolidated			$614,323	$613,979

(1)	Includes equity method investments of $0 and $215 as of September 30, 2008 and December 31, 2007, respectively.

Note 10 – Restructuring and Impairment Charges

          During the second quarter of 2008, the Company initiated a workforce reduction affecting valve actuation systems employees. During the third quarter of 2008, the Company initiated actions to close a production facility included in the performance chemicals segment. The Company expects to substantially complete implementation of these restructuring actions during 2008. The following tables summarize the Company’s costs and accruals for these restructuring actions:

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$865	$542	$—	$1,407
Costs anticipated to be incurred in the future	151	93	—	244

Total costs expected to be incurred	$1,016	$635	$—	$1,651

Accrual balance at December 31, 2007	—	—	—	—
Provisions	865	542	—	1,407
Amounts paid	(402)	—	—	(402)

Accrual balance at September 30, 2008	$463	$542	$—	$1,005

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Facility Exit Costs
Cumulative costs incurred	$—	$—	$—	$—
Costs anticipated to be incurred in the future	—	745	—	745

Total costs expected to be incurred	$—	$745	$—	$745

Note 11 – Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Pension Benefits
Service cost	$246	$256	$744	$924
Interest cost	3,461	3,384	10,359	10,094
Expected return on plan assets	(3,895)	(3,820)	(11,682)	(11,388)
Amortization of net:
Prior service cost	41	32	117	97
(Gain)/loss	(17)	24	(50)	76

Net periodic benefit (income)	$(164)	$(124)	$(512)	$(197)

During the first nine months of 2008, the Company made contributions of $3,725 to its pension plan trusts and expects to contribute $138 for the remainder of the year.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Other Postretirement Benefits
Service cost	$169	$280	$524	$937
Interest cost	599	641	1,826	2,022
Expected return on plan assets	—	—	—	—
Amortization of net:
Prior service (credit)	(1,241)	(1,264)	(3,689)	(3,558)
Loss	9	63	45	155

Net periodic benefit (income)	$(464)	$(280)	$(1,294)	$(444)

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

          Because of these amendments in 2008, the Company remeasured its accumulated benefit obligations under the impacted pension plan and other postretirement benefit plans, resulting in a net increase to the pension and postretirement liability of $6,969.

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

Note 12 – Income Taxes

          The effective tax rates are lower than the United States statutory rate in 2008 primarily as a result of the reduction in the amount of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$4,940
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	132
Expiration of statute of limitations	(2,228)
Settlements	—

Balance at September 30, 2008	$2,844

          The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. During the three and nine months ended September 30, 2008, the Company recorded (reversed) $83 and $(1,265), respectively, in interest and penalties. The Company had $1,137 accrued for interest at September 30, 2008.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(unaudited)

Note 13 – Discontinued Operations

          On December 22, 2006, the Company announced that it had signed a definitive agreement to sell its Noma wire and cable assembly business to Electrical Components International, Inc. for $75,000, plus a working capital adjustment of $1,033. The transaction was completed on February 16, 2007. This business was formerly reported as part of the manufacturing segment, which is no longer a reportable segment. GenTek’s wire and cable manufacturing business has and will continue to supply the Noma wire and cable assembly business with wire used as a raw material. Revenues between the wire and cable manufacturing business and the Noma wire and cable assembly business that were previously eliminated in consolidation were $0 and $3,007 for the three and nine months ended September 30, 2007, respectively.

          Because the net proceeds of the Noma wire and cable assembly business sale were required to be used to repay certain outstanding indebtedness, interest expense of $0 and $677 for the three and nine months ending September 30, 2007, respectively, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the period on the debt that requires the repayment.

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

          The businesses included in discontinued operations had revenues of $0 and $402 and pretax income of $0 and $1,706 for the three months ended September 30, 2008 and 2007, respectively, and revenues of $0 and $40,014 and a pre-tax loss of $0 and $6,926 for the nine months ended September 30, 2008 and 2007, respectively.

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

          During the second quarter of 2008, the Company recorded adjustments in the performance chemicals segment that related to prior periods, which resulted in a decrease to cost of sales of $0.9 million for the nine months ended September 30, 2008. These amounts resulted from costs recorded on certain intercompany inventory transfer transactions that were not properly eliminated. As the effect of these adjustments is immaterial, they have been recorded in the second quarter of 2008 and prior period financial information has not been restated.

Results of Operations

          The following table sets forth certain line items from our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2008		2007		2008		2007

	(Dollars in millions)				(Dollars in millions)
Net revenues	$178.7	100%	$151.3	100%	$492.0	100%	$465.7	100%
Cost of sales	147.6	83	128.7	85	412.7	84	388.1	83

Gross profit	31.2	17	22.6	15	79.3	16	77.6	17
Selling, general and administrative expense	12.9	7	13.2	9	38.6	8	38.7	8
Net (gain) loss on disposition of long-term assets	—	—	(10.1)	(7)	1.6	—	(10.0)	(2)
Restructuring and impairment charges	0.9	1	1.7	1	1.4	—	4.6	1
Pension and postretirement liability curtailment (gains)	—	—	(2.6)	(2)	—	—	(3.3)	(1)

Operating profit	17.4	10	20.4	13	37.7	8	47.6	10
Interest expense, net	4.0	2	5.4	4	12.3	3	17.4	4
Other (income) expense, net	0.7	—	—	—	0.3	—	(0.2)	—
Income tax provision	5.4	3	6.4	4	8.1	2	12.8	3

Income from continuing operations	7.3	4	8.6	6	17.0	3	17.7	4
Income (loss) from discontinued operations	—	—	0.6	—	—	—	(6.7)	(1)

Net income	$7.3	4%	$9.2	6%	$17.0	3%	$11.0	2%

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

          Net revenues were $179 million for the three month period ended September 30, 2008 compared with $151 million for the comparable prior year period. The increase in revenue was due to higher sales of $38 million in the performance chemicals segment partly offset by lower sales of $7 million in the valve actuation systems segment and $3 million in corporate and other. The increase in the performance chemicals segment is due primarily to broad based strength across all markets driven in large part by higher average selling prices necessary to offset increased raw material costs, partly offset by the sale of the Reheis antiperspirant actives product line. The shortfall in the valve actuation systems segment is primarily due to lower sales in the automotive market. The shortfall in corporate and other is the result of lower sales into the industrial wire market.

          Gross profit was $31 million for the three month period ended September 30, 2008 as compared with $23 million for the comparable prior year period. This reflects improved gross profit in the performance chemicals segment of $10 million partly offset by lower gross profit in the corporate and other segment of $1 million and flat gross profit performance in the valve actuation systems segment. The improvement in the performance chemicals segment gross profit was driven by favorable timing on the recapture of increases in raw material costs through higher selling prices. The shortfall in the corporate and other segment was due primarily to lower sales volumes and increased raw material costs in the industrial wire market.

          There were no material gains on disposition of long-term assets for the three month period ending September 30, 2008 as compared to $10 million for the comparable prior year period, which included gains from the sale of surplus real estate.

          Selling, general and administrative expense was $13 million for the three month period ended September 30, 2008 which was comparable to the prior year period.

          Restructuring and impairment charges were $1 million for the three month period ended September 30, 2008 as compared to $2 million in the comparable prior year period. The charges recorded in 2008 are associated with a workforce reduction implemented in the valve actuation systems segment and the closure of a production facility in the performance chemical segment. The charges recorded in 2007 were associated with the closure of a facility in the valve actuation systems segment.

          Operating profit was $17 million for the three month period ended September 30, 2008 as compared to $20 million for the comparable prior year period. The reduced operating profit in 2008 was the result of the $10 million gain on disposition of long-term assets recorded in the prior year partly offset by improved gross profit performance and lower restructuring and impairment charges in the current year.

          Interest expense was $4 million for the three month period ended September 30, 2008 as compared to $5 million in the comparable prior year period due to reduced principal balances and lower average interest rates.

          Income from discontinued operations in the prior year period reflects operations of the Defiance Testing and Engineering Services business.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

          Net revenues were $492 million for the nine month period ended September 30, 2008 compared with $466 million for the comparable prior year period. The increase in net revenues was primarily due to increased sales of $65 million in the performance chemicals segment partly offset by lower sales of $22 million in the valve actuation systems segment and $17 million in the corporate and other segment. The increase in the performance chemicals segment is due primarily to broad based strength across all markets resulting from the impact of the acquisitions made in the water treatment market in 2007 coupled with higher average selling prices necessary to offset increased raw material costs, partly offset by the sale of the Reheis antiperspirant actives product line. The shortfall in the valve actuation systems segment is primarily due to lower sales in the automotive market. The shortfall in corporate and other is the result of lower sales into the industrial wire market.

          Gross profit was $79 million for the nine month period ended September 30, 2008 as compared with $78 million for the comparable prior year period. This reflects increased gross profit of $11 million in the performance chemicals segment partly offset by lower gross profit in the valve actuation systems segment of $7 million and the corporate and other segment of $2 million. The improvement in the performance chemicals segment is the result of the acquisitions in the water chemicals market coupled with the recapture of raw material cost increases through higher selling prices and an adjustment relating to prior periods recognized in second quarter results, partly offset by a reduction resulting from the sale of the Reheis antiperspirant actives product line. The shortfall in the valve actuation systems segment was due primarily to reduced sales volumes and higher material costs in the automotive market. The shortfall in corporate and other is the result of reduced sales volumes and higher raw material costs in the industrial wire market.

          Selling, general and administrative expense was $39 million for the nine month period ended September 30, 2008 which was comparable to the prior year period.

          Loss on disposition of long-term assets of $2 million for the nine month period ended September 30, 2008 was primarily the result of the sale of the Company’s Reheis antiperspirant actives product line on February 29, 2008. This compares to a gain on disposition of long-term assets of $10 million reflected in the comparable prior year period. The gain in 2007 was the result of the sale of surplus real estate.

          Restructuring and impairment charges were $1 million for the nine month period ended September 30, 2008 as compared to $5 million for the comparable prior year period. The charges recorded in 2008 are associated with a workforce reduction implemented in the valve actuation systems segment and the closure of a production facility in the performance chemicals segment. The charges recorded in 2007 were related to costs associated with the exit from two facilities, one in the valve actuation systems segment and the second in the performance chemicals segment.

          There were no material curtailment gains recorded in the nine month period ended September 30, 2008 as compared to $3 million for the comparable prior year period. The gains recognized in 2007 were primarily associated with the closure of the Perrysburg, OH facility in the valve actuation systems segment.

          Operating profit was $38 million for the nine month period ended September 30, 2008 as compared with $48 million for the comparable prior year period. The decreased operating profit in 2008 was primarily the result of the gains on disposition of long-term assets and curtailment gains recorded in 2007 partly offset by improved gross profit and lower restructuring and impairment charges in 2008.

          Interest expense was $12 million for the nine month period ended September 30, 2008 as compared to $18 million in the comparable prior year period due to reduced principal balances and lower average interest rates.

          Loss from discontinued operations in the prior year period reflects operations of the Defiance Testing and Engineering Services business and the Noma Wire and Cable Assembly business.

Results of Operations by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(In millions)		(In millions)

Net Revenues
Valve actuation systems	$25.2	$32.4	$97.2	$119.4
Performance chemicals	143.8	106.4	363.6	298.5
Corporate and other	9.7	12.6	31.1	47.9

Total	$178.7	$151.3	$492.0	$465.7

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008(1)	2007(2)	2008(3)	2007(4)

	(In millions)		(In millions)

Operating Profit
Valve actuation systems	$(2.2)	$(0.8)	$(4.0)	$3.3
Performance chemicals	20.8	22.2	44.4	45.4
Corporate and other	(1.1)	(1.0)	(2.6)	(1.1)

Total	$17.4	$20.4	$37.7	$47.6

(1)	Includes restructuring charges of $0.4 million in the valve actuation systems segment and $0.5 million in the performance chemicals segment.

(2)	Includes restructuring and impairment charges of $1.6 million in the valve actuation systems segment and $0.1 million in the performance chemicals segment.

(3)	Includes restructuring charges of $0.9 million in the valve actuation systems segment and $0.5 million in the performance chemicals segment.

(4)	Includes restructuring and impairment charges of $2.8 million in the valve actuation systems segment and $1.8 million in the performance chemicals segment.

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $25 million for the three month period ended September 30, 2008 as compared to $32 million for the comparable prior year period. This reduction was the result of lower sales into the automotive market. Automotive market sales were adversely impacted by $6 million due to reduced customer demand and $1 million resulting from the loss of engine component programs. Gross profit was $1 million for the three month period ended September 30, 2008 which was comparable to the prior year period. The flat gross profit performance was the result of reduced gross profit of $1 million from lower sales volumes offset by increased gross profit of $1 million from the recovery of year-to-date raw material cost increases through pricing adjustments combined with an improvement in operating costs. Selling, general and administrative expense was $3 million for the three month period ended September 30, 2008 which was comparable to the prior year period. Restructuring and impairment charges were $0.4 million for the three month period ended September 30, 2008 as compared to $2 million in the comparable prior period. The charges recorded in 2008 are associated with a workforce reduction. There were no curtailment gains for the three month period ending September 30, 2008 as compared to $3 million in the comparable prior year period. Operating loss was $2 million for the three month period ended September 30, 2008 compared to $1 million for the comparable prior year period. The increased operating loss was the result of the curtailment gain recorded in 2007 partly offset by lower restructuring and impairment charges in the current year.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $144 million for the three month period ended September 30, 2008 as compared to $106 million for the comparable prior year period. This increase was due to broad based strength across all markets. Sales into the water treatment market increased by $28 million driven by $21 million resulting from increased selling prices required to offset higher raw material costs, $4 million from the acquisitions made in 2007 and $2 million resulting from increased sales of sodium nitrite driven in large part by the favorable anti-dumping ruling for this product. Increased revenues in the chemical processing market of $15 million were the direct result of the pass through of higher material costs. Increased revenues of $3 million in electronic chemicals and $2 million in the pharmaceutical and food additives market were driven by higher selling prices. These increases were partly offset by a $9 million reduction resulting from the sale of the Reheis antiperspirant actives product line. Gross profit was $30 million for the three month period ended September 30, 2008 as compared to $20 million for the comparable prior year period. The improved gross profit is driven by favorable timing in passing through higher raw materials costs primarily in the water treatment and chemical processing markets partly offset by a $1 million reduction resulting from the sale of the Reheis antiperspirant actives product line. Selling, general and administrative expense was $8 million for the three month period ended September 30, 2008 which was flat with the comparable prior year period. Restructuring and impairment charges were $1 million for the three month period ended September 30, 2008 related to the closure of a production facility resulting from the sale of the antiperspirant product line. There were no material gains on disposition of long-term assets for the three month period ended September 30, 2008. The comparable prior year period included gains of $10 million as the result of the sale of surplus real estate. Operating profit was $21 million for the three month period ended September 30, 2008 as compared to $22 million from the comparable prior period. The reduction in operating profit was due to the gains on disposition of long-term assets in 2007 partly offset by the strong gross profit performance in the current year.

Corporate and Other

          The reduction in revenues of $3 million from the prior year is the result of reduced revenues in the industrial wire market, primarily driven by the continued elimination of low margin, commodity wire sales to the former Noma Wire and Cable Harness Assembly business coupled with weak demand from the remainder of the industrial wire customer base. The reduced sales volumes in the industrial wire market combined with increased raw material costs resulted in a reduction in gross margin of $1 million from the comparable prior year period.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $97 million for the nine month period ended September 30, 2008 as compared to $119 million for the comparable prior year period. This reduction was the result of lower sales into the automotive market. Automotive market sales were adversely impacted by reduced customer demand, the idling of a major customer’s facility in Brazil, and the loss of engine component programs. Gross profit was $8 million for the nine month period ended September 30, 2008 as compared to $15 million for the comparable prior year period. The decrease in gross profit was driven by $2 million from the idling of a major customer’s facility in Brazil, $2 million from reduced sales volumes, $1 million from lost engine programs and $2 million from higher raw material and operating costs. Selling, general and administrative expense was $11 million for the nine month period ended September 30, 2008 which was comparable to the prior year period. Restructuring and impairment charges were $1 million for the nine month period ended September 30, 2008 as compared to $3 million in the comparable prior period. The charges recorded in 2008 are associated with a workforce reduction implemented in the second quarter. There were no curtailment gains for the nine month period ended September 30, 2008 as compared to a $2 million gain in the comparable prior period. Operating loss was $4 million for the nine month period ended September 30, 2008 compared to an operating profit of $3 million for the comparable prior year period. The operating results were driven by the reduced sales volumes and associated gross profit in the automotive market.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $364 million for the nine month period ended September 30, 2008 as compared to $298 million for the comparable prior year period. This was due to broad based strength across all markets. Sales into the water treatment market increased by $49 million driven by $42 million resulting from increases in selling prices required to offset higher raw material costs, $11 million from the acquisitions made in 2007 and $4 million from increased sales of sodium nitrite partly offset by $8 million resulting from reduced sales volumes. The reduction in sales volumes sold in to the water treatment market was driven by reduced demand from large pulp and paper customers, reduced consumption rates at certain customers, and unfavorable regional weather conditions. Increased revenues in the chemical processing market of $24 million were the direct result of the pass through of higher raw material costs. Increased revenues of $8 million in electronic chemicals and $5 million in the pharmaceutical and food additives market were driven by higher selling prices. These increases were partly offset by a $20 million reduction resulting from the sale of the Reheis antiperspirant actives product line. Gross profit was $69 million for the nine month period ended September 30, 2008 as compared to $59 million for the comparable prior year period. The improved gross profit is driven by $12 million resulting from favorable timing in the pass through of higher production costs coupled with the impact of the acquisitions made in the water treatment market, combined with $1 million from the adjustment relating to prior periods recorded in the second quarter of 2008, partly offset by a reduction of $2 million resulting from the sale of the Reheis antiperspirant actives product line. Selling, general and administrative expense was $23 million for the nine month period ended September 30, 2008 which was flat with the comparable prior year period. The nine month period ended September 30, 2008 included a loss on disposition of long-term assets of $2 million while the comparable prior year period included a gain of $10 million. The loss on disposition of long-term assets in 2008 is primarily the result of the sale of the antiperspirant product line. The gain on disposition of long-term assets in 2007 is the result of the sale of surplus real estate. Restructuring and impairment charges were $1 million for the nine month period ended September 30, 2008 related to the closure of a production facility resulting from the sale of the antiperspirant product line. Operating profit was $44 million for the nine month period ended

September 30, 2008 which compared to $45 million for the comparable prior period. The reduction in operating profit was due to the gain on disposition of long-term assets in 2007 partly offset by the strong gross margin performance coupled with favorable restructuring charges in the current year.

Corporate and Other

          The reduction in revenues of $17 million from the prior year is the result of reduced revenues in the industrial wire market, primarily driven by the continued elimination of low margin, commodity wire sales to the former Noma Wire and Cable Harness Assembly business coupled with weak demand from the remainder of the industrial wire customer base. The reduced sales volumes in the industrial wire market resulted in a reduction in gross margin of $2 million from the comparable prior year period.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $8 million at September 30, 2008, compared to $16 million at December 31, 2007. Significant cash flows during the 2008 period included cash provided by operating activities of $19 million, capital expenditures of $35 million, proceeds from the disposition of long-term assets of $20 million, debt payments of $2 million, and repurchases of common stock of $10 million.

          The Company had working capital of $91 million at September 30, 2008 as compared to working capital of $93 million at December 31, 2007.

          The Company expects to make approximately $40-45 million of capital expenditures during 2008.

          On August 7, 2007, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company will purchase in the aggregate up to $30 million of its common stock in open market and negotiated purchases over a period of three years, dependent upon market conditions. This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During the first nine months of 2008, the Company repurchased 364,699 shares for a total of $10 million in accordance with the terms of a Rule 10b5-1 trading program which the Company entered into to effectuate the stock repurchase program. The Company has approximately $16 million available for repurchases under the program.

          The Company may from time to time seek to retire or purchase its outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

          During October 2008, the Company repurchased $10 million of its outstanding debt at a discount to its face value, resulting in a gain of approximately $2 million. In addition, the Company expects to offer to repurchase additional amounts of its outstanding debt in the fourth quarter of 2008 through one or more tender offers, pursuant to the terms of its debt agreement.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, stock repurchases and working capital requirements during the remainder of 2008.

Off-Balance Sheet Arrangements

          The Company has approximately $7 million of standby letters of credit outstanding as of September 30, 2008.

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

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flow.

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

Interest rate risk

          At September 30, 2008, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $237 million as of September 30, 2008, a one percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Instrument	Principal Balance	Fair Value	Weighted-Average Interest Rate at September 30, 2008	Scheduled Maturity

Term loan	$237 million	$212 million	4.80%	February 28, 2011

          In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was a $3 million liability at September 30, 2008.

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

Item 4. Controls and Procedures.

          (a) Disclosure Controls and Procedures.

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

          Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In addition to those risk factors, the Company has noted the following additional risk factor:

An impairment in the carrying value of goodwill could negatively affect our operating results.

          The Company has substantial goodwill and other intangible assets on its balance sheet. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization but must be tested for impairment on an annual basis, or more frequently if circumstances warrant. If the carrying value exceeds current fair value, the Company may be required to recognize an impairment loss as a non-cash charge to earnings. Goodwill impairment analysis and measurement is a process that requires significant judgment. The Company continually monitors and evaluates business and economic conditions that affect its operations and reflects the impact of these factors in its financial projections. If permanent or sustained changes in business and economic conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Program

July 1-31, 2008	—	$—	—	$17,472,693
August 1-31, 2008	—	—	—	17,472,693
September 1-30, 2008	43,000	27.11	43,000	16,307,115

Total	43,000	$27.11	43,000

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

GENTEK INC.

Registrant

Date	November 10, 2008	/s/	William E. Redmond, Jr.

William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	November 10, 2008	/s/	Thomas B. Testa

Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)