Form 10-K
period 2008-12-31
GENTEK INC
filed 2009-03-13
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☒          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐          Accelerated Filer☒          Non-accelerated Filer☐          Smaller reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 was $250,355,984.

          The number of outstanding shares of the Registrant’s Common Stock as of February 27, 2009 was 10,137,189.

Documents Incorporated by Reference:
          Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2009, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

          GenTek Inc. (the “Company” or “GenTek”) is a holding company whose subsidiaries manufacture industrial components and performance chemicals. GenTek has no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet its obligations. GenTek’s subsidiaries operate through two primary business segments: valve actuation systems and performance chemicals. The valve actuation systems segment provides precision engineered valve actuation systems and components for gasoline and diesel engines. The performance chemicals segment provides value-added chemical products to four principal markets: water treatment, chemical processing, pharmaceutical and food additives, and technology. The Company’s products are frequently highly engineered and are important components of, or provide critical attributes to, its customers’ end products or operations. The Company operates over 50 manufacturing and production facilities located primarily in the U.S. and Canada.

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

Divestitures

          On February 29, 2008, the Company completed the sale of its Reheis antiperspirant actives product line to Summit Research Labs, Inc. As part of this transaction, the Company continued to operate the antiperspirant actives manufacturing unit through September 30, 2008 under a transition services contract. This business continues to be classified as continuing operations.

          On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, TX. On July 17, 2007, the Company completed the sale of its wholly-owned subsidiary, Defiance Testing and Engineering Services, Inc. On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. Accordingly, all financial information included herein has been reclassified to reflect these businesses as discontinued operations.

Products and Services by Segment

          The following table sets forth the Company’s sales by segment:

	Years Ended December 31,

	2008	2007	2006

	(In millions)
Valve actuation systems	$115.4	$152.1	$146.1
Performance chemicals	482.2	396.7	373.3
Corporate and other	10.5	11.5	12.1

Consolidated	$608.0	$560.3	$531.6

Valve Actuation Systems Segment

          The valve actuations systems segment provides precision engineered valve actuation systems and components for gasoline and diesel engines used in automotive and light trucks as well as a range of heavy duty and commercial applications. The Company’s product offering includes complete valve actuation sub-assemblies as well as components such as stamped and machined rocker and roller-rocker arms, cam follower rollers, cam follower roller axles, antifriction needle roller bearings, hydraulic lash adjusters, hydraulic flat and roller lifters, mechanical roller tappets and other hardened/machined components.

          The Company’s precision-engineered stamped and machined engine components for valve actuation systems improve engine efficiency by reducing engine friction and component mass. These components are used both in traditional overhead valve and in single and double overhead cam engines which power cars, light trucks and sport utility vehicles. Over the last several years, the Company has benefited from the design transition of overhead valve engines to overhead cam engines providing a strong position with which to participate in the industry’s latest efforts to improve fuel efficiency and power. Increased design use of additional valves per cylinder to improve fuel/air throughput have resulted in volume growth on specific engine applications. The majority of the Company’s valve actuation system production is sold to U.S. automobile engine manufacturers and their Tier 1 suppliers.

          Automotive and heavy duty/commercial engine manufacturers generally award business to their suppliers by individual engine line for the life of the engine. The loss of any single engine line contract would not be material to the Company. However, the continuing economic downturn in the automotive and the heavy duty/commercial industry as a whole, or other events (e.g., labor disruptions) resulting in significantly reduced operations of Chrysler or Ford could have a material adverse impact on the results of the Company’s valve actuation systems segment. Neither of these customers accounted for 10 percent or more of the Company’s revenues in 2008.

Performance Chemicals Segment

          The Company’s performance chemicals segment provides value-added products to four principal markets: (i) water treatment; (ii) chemical processing; (iii) pharmaceutical and food additives; and (iv) technology. The Company’s products and services for these markets are described below.

          Water Treatment. With a network of 38 water treatment chemical plants located throughout the United States and Canada, the Company is the largest North American producer of aluminum sulfate, or “alum”, which is used as a coagulant in potable water and waste water treatment applications, and a leading supplier of ferric sulfate and other specialty flocculants (polymer-based materials used for settling and/or separating solids from liquids), and sodium nitrite. The Company’s water treatment products are designed to address important environmental issues confronting its customers. These value-added products provide cleaner drinking water, restore algae-infested lakes, reduce damaging phosphorus runoff from agricultural operations, and significantly reduce pollution from industrial waste water.

          Chemical Processing. The Company operates three sulfuric acid production facilities which produce various grades of sulfuric acid used in the manufacture of fertilizers, synthetic fibers, petroleum and paper, as well as many other products. In addition, the Company provides sulfuric acid regeneration services to the refining industry, and pollution abatement and sulfur recovery services to selected refinery customers. Refineries use sulfuric acid as a catalyst in the production of alkylate, a gasoline blending component with favorable performance and environmental properties. The alkylation process contaminates and dilutes the sulfuric acid, thereby creating the need to dispose of or regenerate the contaminated acid. The Company transports the contaminated acid back to the Company’s facilities for recycling and redelivers the fresh, recycled acid back to customers. This “closed loop” process offers customers significant savings versus alternative disposal methods and also benefits the environment by significantly reducing refineries’ waste streams.

          Pharmaceutical and Food Additives. The Company supplies ingredients used in prescription pharmaceuticals, nutritional supplements, veterinary health products and food additive applications.

          Technology. The Company provides ultrahigh-purity electronic chemicals for the semiconductor and disk drive industries. The Company’s electronic chemicals include ultrahigh-purity acids, caustics, solvents, etchants and formulated photo ancillaries for use in the manufacture of semiconductor processing chips and computer disk drives.

Corporate and Other

          The corporate and other segment provides fluid handling equipment sold primarily for automotive service applications.

Competition

          Competition in the valve actuation systems segment’s markets is based upon a number of factors including design and engineering capabilities, quality, price and the ability to meet customer delivery requirements. The Company competes with, among others, Delphi, Eaton, INA, Timken, Mahle, and captive OEMs.

          Although the Company’s performance chemicals segment generally has significant market share positions in the product areas in which it competes, most of its end markets are highly competitive. In water treatment, the Company competes with Geo Specialty Chemicals, Kemira Water Solutions, U.S. Aluminates and other regional players. The Company’s competitors in the chemical processing market include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Chemtrade Logistics, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In the pharmaceutical and food additives market, the Company’s major competitors include K+S Kali GmbH, and Brenntag Biosector. Competitors in the technology market include KMG Chemicals, Honeywell Electronic Materials and Mallinckrodt-Baker.

Suppliers; Availability of Raw Materials

          The Company purchases a variety of raw materials for its businesses. The primary raw material used by the valve actuation systems segment is steel. The Company’s performance chemicals segment’s competitive cost position is, in part, attributable to its sourcing relationships for certain raw materials that serve as the feedstock for many of its products. Major raw material purchases include sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, bauxite and aluminum tri-hydrate (for the manufacture of alum), sulfur (for the manufacture of sulfuric acid), muriate of potash (for the manufacture of potassium chloride), ammonia (for the manufacture of sodium nitrite), iron ore (for the manufacture of ferric sulfate) and soda ash (for the manufacture of sodium nitrite).

          The Company purchases raw materials from a number of suppliers and, in most cases, believes that alternative sources are available to fulfill its needs. A number of the raw materials the Company purchases are subject to cyclical price movements. In the performance chemicals segment, the Company is able to pass through all or a portion of raw material price increases, but often on a lagged basis. In the valve actuation systems segment, the Company has been successful in passing steel cost increases, in a similar fashion, to its automotive market customers. The Company continues its efforts to ensure it has sufficient access to required raw materials at competitive prices and to pass along raw material price increases where possible.

Sales and Distribution

          The Company’s valve actuation systems segment has approximately 35 sales, marketing, engineering and customer service personnel. Generally, the Company markets its products directly to its customers, but in certain markets a distribution network is used. The valve actuation systems segment’s technical and engineering staff is an integral part of the segment’s sales and distribution effort. Since many of the Company’s products are precision-engineered and custom-designed to customer specifications, the Company’s sales force and engineers work closely with its customers in designing, producing, testing and improving its products.

          In the Company’s performance chemicals segment, the Company employs approximately 66 sales, marketing, distribution and customer service personnel. The sales force is divided into several specialized groups which focus on specific products, end-users and geographic regions. This targeted approach provides the Company with insight into emerging industry trends and creates opportunities for product development.

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

          The Company maintains a program to manage its facilities’ compliance with environmental laws and regulations. Expenditures for 2008 approximated $8 million (of which approximately $2 million represented capital expenditures and approximately $6 million related to ongoing operations and the management of potential environmental contamination from prior operations). Expenditures for 2007 approximated $13 million (of which approximately $4 million represented capital expenditures and approximately $9 million related to ongoing operations and the management of potential environmental contamination from prior operations). The Company expects expenditures similar to 2008 levels in 2009. In addition, if environmental laws and regulations affecting the Company’s operations become more stringent, costs for environmental compliance may increase above historical levels.

          The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) and similar statutes, have been construed as imposing joint and several liability, under certain circumstances, on present and former owners and operators of contaminated sites, and transporters and generators of hazardous substances, regardless of fault. The Company’s facilities have been operated for many years by the Company or its prior owners and operators, and adverse environmental conditions of which the Company is not aware may exist. Modifications of existing laws and regulations and discovery of additional or unknown environmental contamination at any of the Company’s current or former facilities could have a material adverse effect on the Company’s financial condition, cash flows and/or results of operations. In addition, the Company has received written notice from the Environmental Protection Agency that it has been identified as a “potentially responsible party” under CERCLA at a third-party site. The Company does not believe that its liability, if any, for this site will be material to its results of operations, cash flows or financial condition.

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

          Delaware Valley Facility. On September 7, 2000, the EPA issued to the Company an Initial Administrative Order (an “IAO”) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act (“RCRA”), which requires that the Company conduct an environmental investigation of the Company’s Delaware Valley facility (the “Facility”) and, if necessary, propose and implement corrective measures to address any historical environmental contamination at the Facility. Over the past eight years, the Company has been working cooperatively with the EPA and Honeywell, a prior owner of the Facility and current owner of a plant adjacent to the Facility, to implement the actions required under the IAO. The Company conducted the first investigatory steps required by the IAO, the evaluation of potential soil and groundwater contamination, in both the North Plant (the area of the facility north of US Route 18) and the South Plant (the area south of US Route 18) that borders the Delaware River. As a result of the Company’s bankruptcy filing in 2002, the Company entered into an agreement with Honeywell dated April 30, 2004 in which Honeywell agreed to take back all environmental liability at the North Plant, past, present and future, as well as ownership of the North Plant. In addition, Honeywell took responsibility for the cost to address groundwater contamination at the South Plant. The Company remains responsible only for soil contamination at the South Plant. Although the EPA refused to formally drop the Company from the IAO, the EPA signed a letter acknowledging Honeywell’s agreement to be responsible for all liability at the North Plant and for groundwater contamination at the South Plant and to seek recourse against Honeywell for those liabilities and only look to the Company in the event of a default by Honeywell. The remaining requirements of the IAO will be performed over the course of the next several years. The Company closed the South Plant operations of its Delaware Valley facility on November 10, 2003. This closure resulted in an expansion of the investigation to be performed under the IAO. Depending on the results of that additional investigation, additional remedial activity may be required for soils in the South Plant. The Company has provided for the estimated costs of $2 million for compliance with the IAO in its accrual for environmental liabilities. As such, the Company believes that compliance with the IAO will not have a material effect on its results of operations or financial condition.

Employees/Labor Relations

          At December 31, 2008, the Company had approximately 1,110 employees, of whom approximately 460 were full-time salaried employees, approximately 370 were full-time hourly employees (represented by 6 different unions) and approximately 280 were hourly employees working in nonunion facilities.

          The Company’s union contracts have durations which vary from three to four years. The Company’s relationships with its unions are generally good.

Executive Officers and Key Employees

          Set forth below is information with respect to each of the Company’s executive officers and/or key employees.

          William E. Redmond, Jr., 49, President and Chief Executive Officer of the Company since May, 2005 and a Director of the Company since November 2003. Mr. Redmond is also a Director of Eddie Bauer Inc. From 1996 until 2003, Mr. Redmond held the position of Chairman, President and Chief Executive Officer of Garden Way Incorporated.

          Douglas J. Grierson, 44, Vice President and Controller since April 2005. Mr. Grierson served as Director of Accounting and Assistant Controller from June 1999 to April 2005.

          James Imbriaco, 56, Vice President, General Counsel and Secretary since July 2005. From May 2004 to June 2005, Mr. Imbriaco held the position of Consulting Corporate Counsel with Bowne & Co., Inc. From October 2000 to August 2003, Mr. Imbriaco held the position of Vice President, General Counsel and Secretary with Agency.com, Ltd.

          Robert D. Novo, 51, Vice President of Human Resources and Environmental Health and Safety since August 2004. Mr. Novo served as the Vice President of Human Resources from July 2003 to August 2004. Prior to July 2003, Mr. Novo held various senior level human resource positions with Honeywell International since 1995.

          Vincent J. Opalewski, 46, Vice President and General Manager – Performance Chemicals Group since September 2006. Mr. Opalewski served as Vice President - Sales and Marketing, for the Performance Chemicals Group from July 2005 to September 2006. He previously served as General Manager of the Sulfur Products business group from January 2000 to July 2005.

          Thomas B. Testa, 47, Vice President and Chief Financial Officer since September 2006. Mr. Testa served as Vice President and General Manager – Performance Chemicals Group from August 2004 to September 2006. From April 2002 to August 2004, Mr. Testa served as Vice President – Operations for the Performance Chemicals Group. He previously served as General Manager of the Electronic Chemicals business group from October 1997 to April 2002.

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

          The Company’s internet address is www.gentek-global.com. The Company makes available, free of charge through a link on its site, the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. We will also furnish a paper copy of such filings free of charge upon request. The site also contains the Company’s code of business conduct and ethics and the charters of the audit committee, corporate governance and nominating committee and compensation committee of its board of directors. The Company’s principal executive offices are located at 90 East Halsey Road, Parsippany, New Jersey 07054, and its telephone number is (973) 515-3221.

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

          The Company’s debt service obligations are estimated to be approximately $16 million to $18 million in 2009, including approximately $3 million of principal repayments. This debt service may have an adverse impact on the Company’s earnings and cash flow, which could in turn negatively impact GenTek’s stock price.

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

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could negatively affect the Company.

          Lending institutions have suffered and may continue to suffer losses due to their lending and other financial relationships, especially because of the general weakening of the global economy. As a result, changes in the financial markets may impact the Company’s ability to obtain financing on commercially reasonable terms and in adequate amounts, if at all. The Company can provide no assurance that its businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

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

          In addition, the Company and its subsidiaries must comply with certain financial covenants. In the event the Company were to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, the Company’s lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of its assets. The material financial covenants with which the Company must comply include a maximum leverage ratio of 3.5, a minimum interest coverage ratio of 3.00, and a maximum amount of capital expenditures of $48 million in 2009.

          The covenants governing the Company’s indebtedness and any credit agreement governing future debt may significantly restrict its future operations. Furthermore, upon the occurrence of any event of default, the Company’s lenders could elect to declare all amounts outstanding under such agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, the Company cannot assure you that its assets and the assets of its subsidiaries would be sufficient to repay those amounts in full.

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

The Company’s business is capital intensive. The Company cannot assure you that it will have sufficient liquidity to fund its working capital and capital expenditures and to meet its obligations under existing debt instruments.

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

          The Company faces significant competition in its businesses. Certain of its competitors have large market shares and substantially greater financial and technical resources than it does. The Company may be required to reduce prices if its competitors reduce prices, or as a result of any other downward pressure on prices for its products and services, which could have an adverse effect on the Company.

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

          An economic downturn in the areas in which the Company sells its products has and could continue to reduce demand for these products and result in a decrease in sales volume that could have a negative impact on the Company’s results of operations. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on the Company’s results of operations. In addition, these conditions may negatively impact the Company’s suppliers. This may make it difficult for the Company to obtain necessary raw materials from its suppliers or in order to obtain them, the Company may incur greater cost and this may negatively impact its results of operations.

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

A significant portion of the Company’s revenue and operating results from its valve actuation systems segment has been, and is expected to continue to be, dependent on the automotive industry and concentrated in a small number of customers.

          The Company derives and is expected to continue to derive significant portions of its revenues and operating results in its valve actuation systems segment from sales of products to the automotive industry and specifically to Ford and Chrysler. Both of these customers have experienced declining market shares and are burdened with significant structural costs that have affected their profitability and may ultimately result in severe financial difficulty, including possible bankruptcy. As a result, the loss of, or reduced demand from these customers could cause us to incur significant write-offs of accounts receivable, require additional restructuring actions beyond those already taken and adversely effect the Company’s revenues and operating income.

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

          The Company’s operations are subject to various hazards incident to the production of chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. These hazards, which include the risk of explosions, fires and chemical spills or releases, can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage, suspension of operations and potentially subject the Company to lawsuits relating to personal injury and property damages. Any such event or circumstance could have a material adverse effect on its results of operations or financial condition.

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

          Within the Company’s performance chemicals segment, the water treatment and chemical processing businesses have higher volumes in the second and third quarters of the year, owing to higher spring and summer demand for sulfuric acid regeneration services from gasoline refinery customers to meet peak summer driving season demand and higher spring and summer demand from water treatment chemical customers to manage seasonally high and low water conditions. The degree of seasonal peaks and declines in the volumes of its business could increase its costs, negatively impact its manufacturing efficiency, or have other negative effects on its operations or financial performance.

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

The Company has completed several acquisitions and may continue to pursue new acquisitions or joint ventures, and any such transaction could adversely affect operating results or result in increased costs or other operating or management problems. The Company remains subject to the ongoing risks of successfully integrating and managing the acquisitions that have been completed.

          The Company has completed several acquisitions. These transactions expose the Company to the risk of successfully integrating those acquisitions. Such integration could impact various areas of the Company’s business, including, but not limited to, its workforce, management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm the Company’s financial condition or results of operations.

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

          The market price of the Company’s common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond its control. These factors include, among other things, actual or anticipated variations in its operating results and cash flow, the nature and content of its earnings releases and its competitors’ earnings releases, and announcements of technological innovations that impact its products, customers, competitors or markets. Other factors include, changes in financial estimates by securities analysts, business conditions in its markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in its industries, governmental legislation or regulation, as well as general economic and market conditions, such as recessions.

          Sales of large amounts of the Company’s common stock, or the perception that large sales could occur, may cause volatility in its stock price. As of December 31, 2008, the Company had approximately 10 million shares of common stock outstanding. This relatively small float of shares available for purchase/sale may result in share price volatility in cases where an investor seeks, or is perceived to be seeking, to acquire or divest a large block of shares in the public market.

The exercise of the Company’s Tranche C warrants could create substantial dilution, or there may be other events which could have a dilutive effect on its common stock.

          The Company currently has options and warrants outstanding covering the purchase of approximately 1 million shares of common stock. If options or warrants to purchase the Company’s common stock are exercised, or other equity interests are granted under its management and directors incentive plan or under other plans adopted in the future, such equity interests will have a dilutive effect on its common stock. The Company cannot predict the effect any such dilution may have on the price of its common stock.

Item 1B.	Unresolved Staff Comments.

          NONE

Item 2.	Properties.

          The Company operates over 50 manufacturing and production facilities located primarily in the United States and Canada. The Company’s headquarters are located in Parsippany, New Jersey.

          Set forth below are the locations and uses of the Company’s major properties:

Location	Use

Valve Actuation Systems Segment
Tallahassee, Florida	Production Facility
Westland, Michigan(1)	R&D Center and Offices
Toledo, Ohio	Production Facility
Defiance, Ohio(2)	Production Facility
Curitiba, Brazil(1)	Production Facility

Performance Chemicals Segment
Hollister, California(2)	Production Facility and Offices
Pittsburg, California(2)	Production Facility
Richmond, California(2)	Production Facility
Augusta, Georgia	Production Facility
East St. Louis, Illinois	Production Facility
Berkeley Heights, New Jersey(2)	Production Facility
Solvay, New York	Production Facility
Celina, Texas	Production Facility
Midlothian, Texas	Production Facility
Odem, Texas	Production Facility
Anacortes, Washington	Production Facility
Thorold, Ontario	Production Facility
Valleyfield, Quebec	Production Facility

Corporate and Other
Weaverville, North Carolina(2)	Production Facility and Offices
Parsippany, New Jersey(1)	Headquarters

(1)	Leased.

(2)	Mortgaged as security under the Company’s debt facilities.

Item 3.	Legal Proceedings.

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

          No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

          The common stock is quoted on the NASDAQ National Market under the symbol “GETI.” The following table sets forth, for the period indicated, the high and low sale prices in dollars as quoted on the NASDAQ National Market for its common stock.

	High	Low

2008
First Quarter	$30.08	$25.62
Second Quarter	$33.15	$26.89
Third Quarter	$29.56	$25.71
Fourth Quarter	$25.56	$14.35

2007
First Quarter	$38.00	$31.25
Second Quarter	$36.39	$32.76
Third Quarter	$36.53	$28.14
Fourth Quarter	$36.09	$27.96

          As of March 4, 2009, there were 2,850 stockholders of record of the Company’s common stock.

Dividends

          The Company currently intends to retain its earnings for use in the operation and expansion of its business and for debt service and, therefore, it does not anticipate paying regular cash dividends in the foreseeable future. Additionally, the Company’s credit facilities directly limit the ability of the Company to pay cash dividends.

Equity Compensation Plan Information

          The following table gives information about its existing Common Stock that may be issued upon the exercise of options, warrants and rights under its Amended and Restated 2003 Management and Directors Incentive Plan as of December 31, 2008.

	Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	413,430	$21.50	580,164
Equity compensation plans not approved by security holders	0	N/A	0

Total	413,430	$21.50	580,164

Performance Graph

          In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act of 1933, as amended, or Securities Act, or the Securities Exchange Act of 1934, as amended, or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

          The following graph illustrates the cumulative total stockholder return that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 2003 in each of: (i) GenTek Inc. Common Stock, (ii) the Russell 2000 Index, (iii) the Standard & Poor’s MidCap Auto Components Index, and (iv) the Standard & Poor’s SmallCap Chemicals Index.

Indexed Performance

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008

GenTek (GETI)	100.00	147.44	160.39	310.29	262.56	135.00
Russell 2000 Index	100.00	118.33	123.72	146.44	144.15	95.44
S&P MidCap Auto Components Index	100.00	102.99	86.64	82.95	98.02	36.55
S&P SmallCap Chemicals Index	100.00	126.00	101.66	126.80	119.71	69.00

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Program

October 1-31, 2008	132,800	$23.20	132,800	$13,226,467
November 1-30, 2008	17,150	18.25	17,150	12,913,480
December 1-31, 2008	142,560	14.45	142,560	10,853,488

Total	292,510	$18.64	292,510

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

	Years Ended December 31,

	2008	2007	2006	2005	2004

	(In thousands, except per share data)

Statement of Operations Data:
Net revenues	$608,039	$560,267	$531,599	$488,588	$470,111
Restructuring and impairment charges	158,941	4,964	2,974	6,989	8,934
Operating profit (loss)	(104,947)	60,382	48,610	35,445	29,182
Interest expense	12,803	22,685	29,137	24,733	7,930
Income (loss) from continuing operations	(110,065)	37,037	12,339	6,920	14,745
Income (loss) from discontinued operations	1,035	(7,270)	(14,442)	(7,742)	180,573
Net income (loss)	$(109,030)	$29,767	$(2,103)	$(822)	$195,318

Per Share:
Income (loss) from continuing operations—basic	$(10.93)	$3.59	$1.21	$0.69	$1.47
Income (loss) from continuing operations—diluted	(10.93)	3.20	1.12	0.68	1.47
Income (loss) from discontinued operations—basic	0.10	(0.70)	(1.42)	(0.77)	18.06
Income (loss) from discontinued operations—diluted	0.10	(0.63)	(1.32)	(0.77)	18.01
Net income (loss)—basic	(10.83)	2.89	(0.21)	(0.08)	19.53
Net income (loss)—diluted	(10.83)	2.57	(0.19)	(0.08)	19.48
Dividends(1)	—	—	—	31.00	7.00

Balance Sheet Data (at end of period):
Total assets	$425,312	$613,979	$730,206	$761,075	$755,519
Long-term debt (including current portion)	213,388	239,869	345,013	359,958	11,458
Total equity (deficit)	(21,639)	145,609	98,479	85,375	400,427

(1)	During 2005 and 2004, the Company paid special dividends of $31.00 and $7.00 per share, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following section should be read in conjunction with the consolidated financial statements and the notes indicated elsewhere in this Annual Report. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements, other than statements of historical facts, included in this Annual Report may constitute forward-looking statements. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. The Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that these assumptions and expectations will prove to have been correct. Important factors that could cause actual results to differ from these expectations are disclosed in this Annual Report and include various risks, uncertainties and assumptions. Such factors include, but are not limited to, those set forth in the section of this Annual Report captioned “Item 1A. – Risk Factors”.

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

Divestitures

          On February 29, 2008, the Company completed the sale of its Reheis antiperspirant actives product line to Summit Research Labs, Inc. As part of this transaction, the Company continued to operate the antiperspirant actives manufacturing unit through September 30, 2008 under a transition services contract. This business continues to be classified as continuing operations.

          On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, TX. On July 17, 2007, the Company completed the sale of its wholly-owned subsidiary Defiance Testing and Engineering Services, Inc. On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. During April 2006, the Company completed the sale of its cable and wire manufacturing business in Stouffville, Canada. Accordingly, all financial information included herein has been reclassified to reflect these businesses as discontinued operations.

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

Valve Actuation Systems

          The valve actuation systems segment provides precision engineered valve actuation systems and components for gasoline and diesel engines. Over the last several years the Company’s automotive sales and operating profits have been adversely impacted by industry conditions affecting its major customers’ operations. Volume reductions and pricing pressure by auto manufacturers and Tier 1 suppliers has resulted in lower volumes and selling prices. The Company expects that revenues for 2009 will continue to decline due to reduced demand in both the automotive and heavy duty/commercial markets. In response to competitive pressures within the automotive market, the valve actuation systems segment has taken aggressive action to improve its cost position. The Company has closed certain facilities, reduced headcount and other operating expenses, and expanded production in its lower cost, non-union facility in Tallahassee, FL.

          Due to the Company’s dependence on the North American automotive market, production levels of the automotive OEMs influence sales and profitability of the valve actuation systems segment. The North American automobile and light truck “build rate” is one commonly used indicator of such production levels. More specifically, though, the production levels of the individual engine programs that it supplies impact its sales and profitability in the automotive market. The Company’s revenues in this market are also influenced, to a lesser degree, by the North American “class 8” heavy duty diesel truck build rate.

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

Performance Chemicals

          The performance chemicals segment provides a broad range of value-added chemical products to four principal markets: water treatment, chemical processing, pharmaceutical and food additives, and technology. In the water treatment market its revenues are primarily derived from the sale of water treatment chemicals to large municipal treatment facilities and pulp and paper operations. Sales to the water treatment market, which accounts for approximately 56 percent of the performance chemicals segment’s revenues, have increased approximately 34 percent over the last year. This increase is principally due to price increases as well as the impact of the acquisitions made over the course of the last two years. The Company anticipates that sales to the water treatment market will continue to grow in 2009 primarily due to the full year impact of price increases implemented in 2008. In the chemical processing market, its revenues are derived principally from the sale of sulfuric acid regeneration services to large oil refineries on the West Coast of the United States and from the sale of sulfuric acid which is used in the manufacture of synthetic fibers, paper, fertilizers as well as many other products. Sales to the chemical processing market, which account for approximately 22 percent of the performance chemicals segment’s revenues, have increased by approximately 50 percent over the last year. This increase is primarily due to increased prices driven by the pass-through of higher raw material costs. The Company anticipates that sales to the chemical processing market will decline in 2009 driven by reduced selling prices. In the pharmaceutical and food additives market, GenTek’s revenues are driven by sales of high purity potassium chloride to manufacturers of pharmaceutical and food additives. Sales to the pharmaceutical and food additives market, which account for approximately 10 percent of the performance chemicals segment’s revenue, decreased by approximately 35 percent over the last year. The reduction was due to the sale of the Reheis antiperspirant actives product line. The Company anticipates that sales into the pharmaceutical and food additives market will continue to decline in 2009 driven by the full year impact of the sale of the Reheis antiperspirant actives product line. In the technology market, GenTek’s revenues are derived primarily from the sale of high purity chemicals to producers of semiconductor devices. Sales to the technology market, which account for approximately 12 percent of the performance chemicals segment’s revenues, have increased 14 percent over the last year. This increase was primarily due to increased prices driven by the pass-through of higher raw material costs. The Company anticipates that sales into this market will decrease as a result of reduced customer demand driven by current economic conditions. Operating efficiency and price improvements offsetting raw material and other cost increases are expected to maintain the performance chemicals segment’s profitability in 2009.

          Profitability in its performance chemicals segment can be influenced by a number of factors, including: competitive market conditions; the volume and consistency of production levels at its customers’ consuming locations, production levels at its individual manufacturing facilities; the prices it pays for its key raw materials, including sulfur, sulfuric acid, bauxite, aluminum tri-hydrate and muriate of potash; and transportation costs.

Corporate and Other

          The corporate and other segment provides fluid handling equipment sold primarily for automotive service applications. Sales to the fluid handling market decreased by approximately 9 percent over the last year. The Company expects fluid handling equipment sales in 2009 to continue to decline driven by general North American economic conditions and the associated impact on customer demand.

          Profitability in the corporate and other segment can be influenced by a number of factors: production levels at its manufacturing facility, as well as the volume and consistency of investment in new equipment installations at its customers’ facilities; demands from its customers to reduce the prices of its products; the prices it pays for key raw materials and transportation costs.

Results of Operations

          The following table sets forth certain line items from the Company’s Consolidated Statements of Operations for the three years ended December 31, 2008 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Years Ended December 31,

	2008		2007		2006

	(In millions)
Net revenues	$608.0	100%	$560.3	100%	$531.6	100%
Cost of sales	501.5	82	457.1	82	430.7	81
Selling, general and administrative expense	50.8	8	51.1	9	49.5	9
Net (gain) loss on disposition of long-term assets	1.8	—	(10.0)	(2)	0.5	—
Restructuring and impairment charges	158.9	26	5.0	1	3.0	1
Pension curtailment and settlement (gains) losses	—	—	(3.3)	(1)	(0.6)	—

Operating profit (loss)	(104.9)	(17)	60.4	11	48.6	9
Interest expense	12.8	2	22.7	4	29.1	5
Interest income	0.2	—	0.6	—	0.6	—
Other (income) expense, net	1.0	—	(0.9)	—	0.3	—
Income tax provision (benefit)	(8.4)	(1)	2.2	—	7.4	1

Income (loss) from continuing operations	$(110.1)	(18)%	$37.0	7%	$12.3	2%

2008 Compared with 2007

          Net revenues were $608 million for the year 2008 compared with $560 million for the prior year. The increase was due to higher sales of $85 million in the performance chemicals segment partly offset by reduced sales of $37 million in the valve actuation systems segment and $1 million in the corporate and other segment. The increase in the performance chemicals segment is due primarily to broad based strength across all markets resulting from the impact of the acquisitions made in the water treatment market in 2007 coupled with higher average selling prices necessary to offset increased raw material costs, partly offset by the sale of the Reheis antiperspirant actives product line. The reduced sales in the valve actuation systems segment was the result of lower volumes resulting from reduced demand across the entire customer base. Lower sales in the corporate and other segment were the result of reduced volumes in the fluid handling equipment market.

          Gross profit (net revenues less cost of sales) was $107 million for the year 2008 compared with $103 million for the prior year. The increase in gross profit was the result of higher gross profit of $14 million in the performance chemicals segment partly offset by lower gross profit of $10 million in the valve actuation systems segment. The improvement in the performance chemicals segment was the result of price increases which more than offset higher raw material costs combined with the full year impact of the acquisitions made in the water treatment market in 2007, partly offset by a reduction resulting from the sale of the Reheis antiperspirant actives product line. The shortfall in the valve actuation systems segment was due primarily to reduced sales volumes and higher material costs.

          Net loss on disposition of long-term assets for the year 2008 was $2 million as compared to a net gain on disposition of long-term assets of $10 million in the prior year. The loss on disposition of long-term assets in 2008 was the result of the sale of the Company’s Reheis antiperspirant actives product line on February 29, 2008. The gain in 2007 was the result of the sale of surplus real estate.

          Selling, general and administrative expense was $51 million for the year 2008 which was flat with the prior year.

          Restructuring and impairment charges were $159 million for the year 2008 as compared with charges of $5 million for the prior year. During 2008, the Company recorded impairment charges of $157 million related to the goodwill and intangible assets within the valve actuation systems segment. Upon conducting its annual test of goodwill impairment, the Company determined that the carrying value, including goodwill, of the valve actuation systems segment exceeded its fair value. In addition, driven by the continued downturn in the business the Company performed a recoverability test for the long-lived assets of the valve actuation systems segment. As a result of this testing the Company has recorded an impairment charge of $123 million to reduce the goodwill balance to $0 and an impairment charge of $22 million against certain intangible assets. Finally, the Company has made a decision to cease using certain trademarks in the valve actuation systems business and has recorded a corresponding charge of $12 million to write-down the value of these trademarks to $0.

          Operating loss was $105 million for the year 2008 as compared with an operating profit of $60 million for the prior year. The unfavorable operating performance was the result of the restructuring and impairment charge recorded in 2008 combined with the gains from disposition of long-term assets and pension curtailments in 2007 partly offset by the improved gross profit as compared to 2007.

          Interest expense was $13 million for the year 2008 as compared to $23 million for the prior year. The reduction in interest expense was the result of lower average principal balances and lower interest rates during 2008 as compared to the prior year. In addition, 2008 interest expense benefitted from a $4 million net gain on debt repurchases.

          Income tax benefit for the year 2008 was $8 million as compared to income tax expense of $2 million for the year 2007. Income tax benefit for the year 2008 was reduced by $49 million due to the non-deductible goodwill write-down included in the operating loss.

          Income from discontinued operations was $1 million for the year 2008 as compared to a loss from discontinued operations of $7 million in 2007.

2007 Compared with 2006

          Net revenues were $560 million for the year 2007 compared with $532 million for the prior year. This increase was due to higher sales of $23 million in the performance chemicals segment and $6 million in the valve actuation systems segment partly offset by reduced sales of $1 million in the corporate and other segment. The increase in the performance chemicals segment was due to increased sales into the water treatment market driven in part by the impact of the acquisitions of GAC, Repauno and Chalum. The increase in the valve actuation systems segment was primarily the result of the full year impact of the acquisition of Precision Engine Products. Lower sales in the corporate and other segment were due to reduced sales into the fluid handling market.

          Gross profit was $103 million for the year 2007 compared with $101 million for the prior year. Gross profit performance was the result of increased gross profit of $15 million in the performance chemicals segment partly offset by reduced gross profit in the valve actuation systems segment of $12 million. The increase in the performance chemicals segment gross profit was driven by the strong revenue performance primarily in the water treatment market resulting from the impact of the acquisitions combined with increased prices and higher volumes which more than offset the impact of increased raw material costs. The decrease in gross profit in the valve actuation systems segment was principally due to unfavorable product mix and increased cost related to operational issues.

          Net gains on disposition of long-term assets of $10 million for the year 2007 were the result of the sale of surplus real estate in the performance chemicals segment located in Denver, CO, El Segundo, CA, and Atlanta, GA.

          Selling, general and administrative expense was $51 million for the year 2007 as compared with $49 million in the prior year. This increase is primarily attributable to increased compensation costs of $2 million and increased IT systems costs in the performance chemicals segment of $1 million partly offset by a one-time $1 million insurance settlement realized in the first quarter of 2007.

          Restructuring and impairment charges were $5 million for the year 2007 as compared with charges of $3 million for the prior year. During 2007, impairment charges of $1 million were recorded to reflect estimated fair values of two closed facilities that were held for sale. Restructuring charges recorded in 2007 included $2 million associated with the closure of a production facility and $2 million for continuing costs from activities initiated during prior years. These restructuring actions have been completed.

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

          Operating profit was $60 million for the year 2007 as compared with $49 million for the prior year. The higher operating profit was the result of the increased gross profit combined with the gain on disposition of long-term assets and pension curtailments partly offset by increased selling, general and administrative expense and increased restructuring costs as compared with 2006.

          Interest expense was $23 million for the year 2007 as compared to $29 million for the prior year. The reduction in interest expense was the result of lower average principal balances and lower interest rates during 2007 as compared to the prior year.

          Income tax expense for the year 2007 was $2 million as compared to $7 million for the year 2006. During 2007, income tax expense was reduced by the reversal of an uncertain tax position of $8 million relating to a prior period and the recognition of a net deferred tax asset for the difference between the tax basis in the stock of a subsidiary and its book basis of $8 million, due to the expectation that the difference will reverse in the foreseeable future, as a result of the impending sale of the subsidiary.

          Loss from discontinued operations was $7 million for the year 2007 versus $14 million in 2006. Included in loss from discontinued operations in 2007 was an impairment charge of $6 million related to the Defiance Testing and Engineering Services business. Included in loss from discontinued operations in 2006 were impairment charges of $2 million related to the Canadian wire and cable business and $12 million related to the Noma wire and cable harness assembly business.

Results of Operations by Segment

2008 Compared with 2007

	Years Ended December 31,

	2008	2007	Change

	(In millions)
Net Revenues:
Valve actuation systems	$115.4	$152.1	$(36.7)
Performance chemicals	482.2	396.7	85.5
Corporate and other	10.5	11.5	(1.0)

Total	$608.0	$560.3	$47.7

Operating Profit (Loss):
Valve actuation systems	$(166.4)	$(0.3)	$(166.1)
Performance chemicals	65.3	64.8	0.5
Corporate and other	(3.9)	(4.2)	0.3

Total	$(104.9)	$60.4	$(165.3)

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $115 million for the year 2008 as compared to $152 million for the comparable prior year period. This reduction was the result of reduced customer demand, the idling of a major customer’s facility in Brazil, and the loss of engine component programs. Gross profit was $5 million for the year 2008 as compared to $14 million for the comparable prior year period. The decrease in gross profit was driven by $6 million from reduced sales volumes, $2 million from the idling of a major customer’s facility in Brazil, $1 million from lost engine programs, $2 million from higher raw material costs and $1 million from cost associated with the cancellation of an engine program by a major customer, partly offset by $1 million from the settlement of outstanding warranty claims and $1 million from reduced operating costs. Selling, general and administrative expense was $13 million for the year 2008 as compared to $14 million for the comparable prior year period. Restructuring and impairment charges were $158 million for the year 2008 as compared to $3 million in the comparable prior period. The charges recorded in 2008 include a restructuring charge of $1 million associated with a workforce reduction implemented in the second quarter, an impairment charge of $123 million which represented the entire remaining goodwill balance associated with this segment, an impairment charge of $22 million relating to certain long-lived intangible assets and an additional impairment charge of $12 million relating to the decision to cease using certain trademarks. There were no curtailment gains for the year 2008 as compared to a $2 million gain in the comparable prior period.

Operating loss was $166 million for the year 2008 compared to a break-even operating profit for the comparable prior year period. The operating results were driven by the restructuring and impairment charge combined with the reduced sales volumes and associated gross profit in the automotive market.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $482 million for the year 2008 as compared to $397 million for the comparable prior year period. This was due to broad based strength across all markets. Sales into the water treatment market increased by $67 million driven by $59 million resulting from increases in selling prices implemented to offset higher raw material costs, $15 million from the acquisitions made in 2007 and $5 million from increased sales of sodium nitrite partly offset by $11 million resulting from reduced sales volumes. The reduction in sales volumes sold into the water treatment market was driven by reduced demand from large pulp and paper customers, reduced consumption rates at certain customers, and unfavorable regional weather conditions. Increased revenues in the chemical processing market of $35 million were the direct result of the pass through of higher raw material costs. Increased revenues of $8 million in electronic chemicals and $7 million in the pharmaceutical and food additives market were driven by higher selling prices. These increases were partly offset by a $31 million reduction resulting from the sale of the Reheis antiperspirant actives product line. Gross profit was $99 million for the year 2008 as compared to $86 million for the comparable prior year period. The improved gross profit is driven by $15 million resulting from favorable timing in the pass through of higher production costs, $1 million from the impact of the acquisitions made in the water treatment market in 2007, and $1 million from the adjustment relating to prior periods recorded in the second quarter of 2008, partly offset by a reduction of $2 million resulting from the sale of the Reheis antiperspirant actives product line and $3 million from the income recorded in 2007 related to the recovery of expenses associated with the previously settled Richmond lawsuit. Selling, general and administrative expense was $31 million for the year 2008 as compared to $30 million in the comparable prior year period. The increase in selling, general and administrative expense was primarily the result of higher incentive compensation costs. The year 2008 included a loss on disposition of long-term assets of $2 million while the comparable prior year period included a gain of $10 million. The loss on disposition of long-term assets in 2008 is primarily the result of the sale of the Reheis antiperspirant product line. The gain on disposition of long-term assets in 2007 is the result of the sale of surplus real estate. Restructuring and impairment charges were $1 million for the year 2008 related to the closure of a production facility resulting from the sale of the antiperspirant product line. Operating profit was $65 million for the year 2008 which was flat with the comparable prior period. The stable operating profit was due to the strong gross margin performance coupled with favorable restructuring charges in the current year offset by the gain on disposition of long-term assets in 2007.

Corporate and Other Segment

          Net revenues were $10 million for the year 2008 as compared to $12 million in the comparable prior year period. Gross profit for the year 2008 was $2 million as compared to $3 million in the comparable prior year period. The reduction in revenue and associated gross profit were the result of reduced volumes in the fluid handling equipment market. Selling, general and administrative expense was $6 million for 2008 as compared to $7 million in the comparable prior year period. Operating loss for 2008 was $4 million which was unchanged from the comparable prior year period.

2007 Compared with 2006

	Years Ended December 31,

	2007	2006	Change

	(In millions)
Net Revenues:
Valve actuation systems	$152.1	$146.1	$6.0
Performance chemicals	396.7	373.3	23.4
Corporate and other	11.5	12.1	(0.6)

Total	$560.3	$531.6	$28.7

Operating Profit (Loss):
Valve actuation systems	$(0.3)	$10.5	$(10.8)
Performance chemicals	64.8	44.7	20.1
Corporate and other	(4.2)	(6.6)	2.4

Total	$60.4	$48.6	$11.8

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $152 million for the year 2007 as compared to $146 million for 2006. This increase was primarily the result the full year impact of the acquisition of Precision Engine Products. Gross profit was $14 million for the year 2007 as compared to $27 million in 2006. The reduced gross profit was driven by unfavorable product mix as reduced sales of higher margin products sold to the Company’s historical OEM customer base were directly offset by increased sales of lower margin products resulting from the acquisition of Precision Engine Products. In addition, 2007 results were adversely impacted by $6 million in operational issues; which included a $3 million expense related to a warranty claim from a customer, $1 million in inefficiencies incurred in the transition of operations from the Perrysburg, OH facility into the lower cost Tallahassee, FL facility, and $1 million in higher costs to support a new product launch in the Toledo, OH facility. Selling, general and administrative expense was $14 million for 2007 which was flat to the comparable prior year period as reduced spending offset the addition of $1 million in added technical resources required to support the new business awards. Restructuring and impairment charges were $3 million for 2007 as compared to $2 million for 2006. Postretirement liability curtailment gains were $2 million for 2007 resulting from the closure of the Perrysburg, OH facility which drove the accelerated recognition of unrecognized gains resulting from previous amendments to the postretirement medical benefits plans. The valve actuation systems segment was at break-even operating profit for 2007 as compared with a $10 million operating profit for 2006. This reduction in operating profit was primarily a result of the lower gross margin performance in 2007 and higher restructuring and impairment charges partly offset by the postretirement liability curtailment gains.

Performance Chemicals Segment

          Net revenues were $397 million for the year 2007 as compared with $373 million for the prior year. This increase was principally the result of higher sales into the water treatment, pharmaceutical and food additives and technology markets of $29 million, $4 million and $1 million, respectively, partially offset by lower sales into the chemical processing market of $11 million. The increase in revenues was primarily the result of the pass through of higher raw material prices and freight costs. In addition, the impact of acquisitions in the water treatment market contributed increased revenues of $15 million as compared to prior year. The reduced revenues in the chemical processing market were primarily the result of the closure of the Newark, NJ sulfuric acid facility. Gross profit for 2007 was $86 million as compared to $71 million for the prior year. The increase was principally the result of the strong volumes and increased prices in excess of previously incurred raw material cost increases. The acquisitions made in the water treatment market resulted in an increase in gross profit of $3 million as compared to prior year. 2007 gross profit benefited by the recovery of $3 million in expenses associated with the previously settled Richmond lawsuit and $2 million resulting from credits for the transfer of excess emission allowances partly offset by a $3 million increase to the environmental liability based on new information and regulatory requirements. Gains on disposition of long term assets of $10 million were driven by the sale of surplus real estate. Selling, general and administrative expense was $30 million for the year 2007 as compared with $26 million for 2006. The increase was principally due to increased IT system operating costs of $1 million, higher incentive compensation expenses of $1 million and increased allocations of corporate overhead costs of $2 million reflective of the performance chemicals segment comprising a larger portion of the Company. Restructuring and impairment charges were $2 million for the year 2007 as compared with a $1 million charge recorded during 2006. The 2007 charges relate to the actions to exit the Newark, NJ sulfuric acid production facility. Pension liability curtailment gains were $1 million for 2007 which was flat with the prior year. Operating income for 2007 was $65 million as compared with $45 million for 2006. The increase was principally due to the increased gross profit plus the gain on disposition of long term assets partly offset by the increased selling, general and administrative expense and restructuring charges in 2007.

Corporate and Other Segment

          Net revenues were $12 million for the year 2007 which was unchanged from the prior year period. Gross profit for the year 2007 was $3 million which was unchanged from the prior period. Selling, general and administrative expense was $7 million for 2007 as compared to $9 million in 2006. Selling, general and administrative expense benefitted in 2007 from a one-time $1 million insurance settlement. Operating loss for 2007 was $4 million, as compared to $7 million in the prior year. The reduced operating loss was the result of favorable selling, general and administrative expense.

Liquidity and Capital Resources

          Cash and cash equivalents were $10 million at December 31, 2008, compared with $16 million at December 31, 2007. Significant cash flows during 2008 included common stock repurchases of $16 million, capital expenditures of $40 million, and net debt payments of $22 million offset by proceeds from asset sales of $21 million, proceeds from the sale of discontinued operations of $9 million and cash provided by operations of $45 million. The Company had working capital (current assets minus current liabilities) of $88 million at December 31, 2008 as compared with working capital of $99 million at December 31, 2007.

          Cash payments for employee termination costs and facility exit costs totaled $2 million in the year ended December 31, 2008.

          The Company’s primary credit facilities consist of a first lien term loan and a $60 million revolving credit facility (the “Credit Facilities”). The first lien loan is due on February 28, 2011 and carries an interest rate of LIBOR plus 2 percent or base rate plus 1 percent. The $60 million revolving credit facility matures on February 28, 2010 and currently carries an interest rate of LIBOR plus 2.25 percent subject to rate changes under a pricing grid if the Company’s leverage ratio changes. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries, and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. The material financial covenants with which the Company must comply include a maximum leverage ratio of 3.5, a minimum interest coverage ratio of 3.00, and a maximum amount of capital expenditures of $33 million in 2009 (plus $15 million of available carryover from 2008). The maximum amount of capital expenditures will be increased if the prior year’s maximum amount was not reached by the amount of the shortfall up to a maximum increase of $15 million. At December 31, 2008, the Company was in compliance with the covenants in the Credit Facilities.

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

          During 2008, the Company made $40 million of capital expenditures. Capital expenditures are expected to be approximately $20 to $22 million in 2009. Contributions to pension plan trusts are expected to be approximately $4 million in 2009.

          On August 7, 2007, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company will purchase in the aggregate up to $30 million of its common stock in open market and negotiated purchases over a period of three years, dependent upon market conditions. This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During 2008, the Company repurchased 657,209 shares for a total of $16 million.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover debt service requirements, capital expenditures, and working capital requirements during 2009.

Off-Balance Sheet Agreements

          The Company has approximately $9 million of standby letters of credit outstanding as of December 31, 2008.

Contractual Obligations

	Payments Due by Period(1)

	(In thousands)
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Long-term debt	$2,534	$210,845	$9	$—	$213,388
Interest on outstanding debt(2)	12,892	10,914	—	—	23,806
Operating leases	3,561	5,485	2,636	462	12,144

Total contractual obligations	$18,987	$227,244	$2,645	$462	$249,338

(1)

Unrecognized tax benefits and interest thereon totaling $3,959 have not been included in these amounts as the Company is unable to make reasonably reliable estimates of the periods of potential settlement.

(2)

Reflects interest on debt balances outstanding at year end using interest rates in effect at December 31, 2008. Interest is calculated based on contractual maturity dates and does not reflect any prepayments.

Environmental Matters

          The Company’s various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada and other countries. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse effect on its financial condition, cash flows or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, could require the Company to make expenditures which may be material or otherwise adversely impact the Company’s operations. See also “Item 1. Business Environmental Matters.”

          The Company’s accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2008, accruals for environmental matters were $24 million. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, the Company generally does not maintain insurance other than as described above for potential liabilities related specifically to remediation of existing environmental contamination or future environmental contamination, if any.

          The Company maintains a program to manage its facilities’ compliance with environmental laws and regulations. Expenditures for 2008 approximated $8 million (of which approximately $2 million represented capital expenditures and approximately $6 million related to ongoing operations and the management of potential environmental contamination from prior operations). Expenditures for 2007 approximated $13 million (of which approximately $4 million represented capital expenditures and approximately $9 million related to ongoing operations and the management of potential environmental contamination from prior operations). The Company expects expenditures similar to 2008 levels in 2009.

In addition, if environmental laws and regulations affecting the Company’s operations become more stringent, costs for environmental compliance may increase above historical levels.

Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption, which was accounted for as a cumulative effect adjustment, resulted in an increase to the January 1, 2007 balance of retained earnings (deficit) of $2.8 million.

          In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. Certain provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Employers are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. The net impact on the December 31, 2006 balance sheet was to decrease prepaid pension costs by $1.7 million, decrease other current liabilities by $0.9 million, reduce accrued pension and postretirement benefit costs by $10.4 million and increase deferred tax liabilities by $1.2 million, with the offset increasing stockholders’ equity by $8.3 million. Additionally, in accordance with SFAS 158, the Company changed its measurement date for plan assets and obligations to coincide with its fiscal year end in 2008. The Company previously utilized a measurement date of October 31. The adoption of the measurement date provisions of SFAS 158 resulted in an increase of $0.3 million, net of taxes, to the Company’s retained earnings and a decrease of $0.5 million, net of tax, to accumulated other comprehensive income (loss).

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 161 on its financial statements.

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have a material impact on its results of operations or financial condition.

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

Critical Accounting Policies and Estimates

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements. The significant accounting policies which it believes are the most critical to the understanding of reported financial results include the following:

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

          Unrecognized tax benefits – In accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, the Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the consolidated statement of operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserve for uncertain tax positions is properly recorded pursuant to the recognition and measurement provisions of FIN 48.

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

          Impairment of Goodwill and Indefinite Lived Intangible Assets – GenTek records impairment losses on goodwill and indefinite lived intangible assets based upon an annual review of the value of the assets or when events and circumstances indicate that the asset might be impaired and when the recorded value of the asset is more than its fair value. The Company performs its goodwill impairment testing utilizing a two-step process. In the first step, the fair value of the reporting units are compared with their carrying amounts, including goodwill. Estimates of fair value are based on a number of factors, including independent appraisals and current operating forecasts. If required, the second step of the goodwill impairment test compares the implied fair value of the goodwill with its carrying amount. The implied fair value of the goodwill is determined by allocating the fair value determined in the first step to all of the assets and liabilities included in the reporting unit as if the unit had been acquired in a business combination, then comparing the fair value of the unit to the amounts assigned to the assets and liabilities, with any excess becoming the implied fair value of goodwill. Impairment testing for indefinite lived intangible assets is performed separately from goodwill impairment testing. Significant assumptions that underlie the fair value estimates include future growth rates and weighted average cost of capital rates. However, different assumptions regarding its current operating forecast could materially affect its results.

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

          Pension and Other Postretirement Benefits – GenTek records pension and other postretirement benefit costs based on amounts developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. For example, holding all other components of the calculations constant, a change in the assumed discount rate by 0.25 percent would change 2008 pension and other postretirement benefit costs by approximately $0.1 million and the projected pension and other postretirement benefit obligations by approximately $7 million. A change in the expected long-term rate of return on plan assets of one percent would change 2008 pension cost by approximately $2 million. Material changes in pension and other postretirement benefit costs may occur in the future due to changes in these assumptions, differences between actual experience and the assumptions used and changes in the benefit plans.

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

Interest rate risk

          At December 31, 2008, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s Credit Facilities. The borrowings outstanding under the Company’s Credit Facilities are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s Credit Facilities are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $213 million as of December 31, 2008, a one percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Principal Balance	Fair Value	Weighted-Average Interest Rate at December 31, 2008	Scheduled Maturity

$213 million	$172 million	6.07%	February 28, 2011

          The Company has two interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid is based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was $(7.4) million at December 31, 2008.

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
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of GenTek Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GenTek Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted (1) Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” as of January 1, 2007 which changed the accounting for uncertain tax positions; and (2) the recognition, disclosure and measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 13, 2009

GENTEK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2008	2007	2006

Net revenues	$608,039	$560,267	$531,599
Cost of sales	501,458	457,134	430,675
Selling, general and administrative expense	50,821	51,078	49,496
Net (gain) loss on disposition of long-term assets	1,802	(10,031)	488
Restructuring and impairment charges	158,941	4,964	2,974
Pension and postretirement liability curtailment and settlement (gains) losses	(36)	(3,260)	(644)

Operating profit (loss)	(104,947)	60,382	48,610
Interest expense	12,803	22,685	29,137
Interest income	236	646	604
Other (income) expense, net	970	(854)	347

Income (loss) from continuing operations before income taxes	(118,484)	39,197	19,730
Income tax provision (benefit)	(8,419)	2,160	7,391

Income (loss) from continuing operations	(110,065)	37,037	12,339
Income (loss) from discontinued operations (net of tax of $678, $1,335 and $(5,987), respectively)	1,035	(7,270)	(14,442)

Net income (loss)	$(109,030)	$29,767	$(2,103)

Earnings per common share – basic:
Income (loss) from continuing operations	$(10.93)	$3.59	$1.21
Income (loss) from discontinued operations	0.10	(0.70)	(1.42)

Net income (loss)	$(10.83)	$2.89	$(0.21)

Earnings per common share – assuming dilution:
Income (loss) from continuing operations	$(10.93)	$3.20	$1.12
Income (loss) from discontinued operations	0.10	(0.63)	(1.32)

Net income (loss)	$(10.83)	$2.57	$(0.19)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$9,787	$16,089
Receivables, net	70,564	73,892
Inventories	44,662	48,837
Deferred income taxes	33,556	39,675
Assets held for sale	—	14,346
Other current assets	9,378	6,319

Total current assets	167,947	199,158
Property, plant and equipment, net	219,444	213,900
Goodwill	22,991	145,514
Intangible assets, net	8,082	48,488
Other assets	6,848	6,919

Total assets	$425,312	$613,979

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,145	$44,707
Accrued liabilities	41,214	52,229
Current portion of long-term debt	2,534	2,826
Liabilities of businesses held for sale	—	294

Total current liabilities	79,893	100,056
Long-term debt	210,854	237,043
Pension and postretirement obligations	110,176	51,270
Other liabilities	46,028	80,001

Total liabilities	446,951	468,370

Equity (Deficit):
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized: 100,000,000 shares; issued: 10,187,678 and 10,605,265 shares at December 31, 2008 and 2007, respectively	79,498	86,444
Warrants	3,190	7,776
Accumulated other comprehensive income (loss)	(24,839)	21,510
Retained earnings (deficit)	(77,881)	30,890
Treasury stock, at cost: 55,990 and 35,081 shares at December 31, 2008 and 2007, respectively	(1,607)	(1,011)

Total equity (deficit)	(21,639)	145,609

Total liabilities and equity (deficit)	$425,312	$613,979

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(109,030)	$29,767	$(2,103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,035)	7,270	14,442
Pension and postretirement liability curtailment gains	(36)	(3,260)	(644)
Depreciation and amortization	32,812	34,820	32,971
Asset impairment charges	156,539	914	1,231
Gain on debt repurchases	(4,049)	(105)	—
Net (gain) loss on disposition of long-term assets	1,802	(10,031)	488
Long-term incentive plan costs, net	3,290	3,698	1,793
Excess tax benefit from long-term incentive plan	(141)	(703)	(318)
(Increase) decrease in receivables	(8,215)	7,538	2,295
Increase in inventories	(2,545)	(3,328)	(2,650)
(Increase) decrease in deferred tax assets	2,881	(12,158)	(4,961)
Increase (decrease) in accounts payable	(224)	(1,618)	4,478
Increase (decrease) in accrued liabilities	(11,558)	(564)	5,614
Increase (decrease) in other liabilities and assets, net	(16,177)	(6,348)	2,078

Net cash provided by continuing operations	44,314	45,892	54,714
Net cash provided by (used for) discontinued operations	821	(708)	(14,344)

Net cash provided by operating activities	45,135	45,184	40,370

Cash flows from investing activities:
Capital expenditures	(40,059)	(28,585)	(19,983)
Proceeds from sales or disposals of long-term assets	20,570	14,997	789
Proceeds from (purchases of) short-term investments	(2,419)	—	2,367
Acquisition of businesses net of cash acquired*	—	(9,946)	(40,119)

Net cash used for continuing operations	(21,908)	(23,534)	(56,946)
Net cash provided by discontinued operations	9,316	96,708	28,320

Net cash provided by (used for) investing activities	(12,592)	73,174	(28,626)

Cash flows from financing activities:
Proceeds from revolving credit facility	73,250	77,750	17,750
Repayments of revolving credit facility	(73,250)	(87,750)	(7,750)
Issuance of long-term debt	—	50,000	929
Repayment of long-term debt	(22,433)	(143,308)	(24,564)
Deferred financing costs	—	(378)	(396)
Dividends	—	—	(2,367)
Exercise of stock options and warrants	728	887	872
Excess tax benefit from long-term incentive plan	141	703	318
Payments to acquire treasury stock	(596)	(747)	(178)
Repurchase and retirement of common stock	(15,585)	(3,560)	—
Other	3	382	—

Net cash used for continuing operations	(37,742)	(106,021)	(15,386)
Net cash used for discontinued operations	(19)	(2,188)	(1,763)

Net cash used for financing activities	(37,761)	(108,209)	(17,149)

Effect of exchange rate changes on cash	(1,084)	703	10

Increase (decrease) in cash and cash equivalents	(6,302)	10,852	(5,395)
Cash and cash equivalents at beginning of period	16,089	5,237	10,632

Cash and cash equivalents at end of period	$9,787	$16,089	$5,237

Supplemental information:
Cash paid (refunded) for income taxes	$3,624	$3,899	$(287)

Cash paid for interest	$14,960	$23,240	$29,730

Capital expenditures incurred but not yet paid	$6,877	$9,155	$5,681

*Acquisition of businesses, net of cash acquired:
Working capital, other than cash	$—	$(1,641)	$(10,771)
Property, plant and equipment	—	(1,665)	(21,647)
Other assets	—	(7,642)	(13,438)
Current liabilities	—	378	—
Non-current laibilities	—	624	5,737

Total cash used to acquire businesses	$—	$(9,946)	$(40,119)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Deficit)
For the Three Years Ended December 31, 2008
(In thousands, except per share data)

	Common Stock	Unearned Compensation	Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total

Balance at January 1, 2006	$81,395	$(859)	$8,361	$(86)	$(3,861)	$425	$85,375
Components of comprehensive income:
Net loss	—	—	—	—	—	(2,103)	(2,103)
Minimum pension liability adjustment (net of tax of $2,494)	—	—	—	—	3,811	—	3,811
Foreign currency translation adjustments (net of tax of $59)	—	—	—	—	92	—	92
Change in unrealized gain on derivative instruments (net of tax of $157)	—	—	—	—	239	—	239

Comprehensive income							2,039
Adjustment to initially apply FASB Statement No. 158 (net of tax of $1,198)	—	—	—	—	8,269	—	8,269
Long-term incentive plan grants, net	1,243	859	—	—	—	—	2,102
Exercise of warrants	48	—	(6)	—	—	—	42
Exercise of stock options	830	—	—	—	—	—	830
Acquisition of treasury stock	—	—	—	(178)	—	—	(178)

Balance at December 31, 2006	83,516	—	8,355	(264)	8,550	(1,678)	98,479
Cumulative effect of change in accounting for uncertain tax positions	—	—	—	—	—	2,801	2,801
Components of comprehensive income:
Net income	—	—	—	—	—	29,767	29,767
Pension and postretirement liability adjustments (net of tax $12,722)	—	—	—	—	15,271	—	15,271
Foreign currency translation adjustments (net of tax of $41)	—	—	—	—	61	—	61
Change in unrealized gain/(loss) on derivative instruments (net of tax of $(1,552)	—	—	—	—	(2,372)	—	(2,372)

Comprehensive income							42,727
Long-term incentive plan grants, net	4,640	—	—	—	—	—	4,640
Exercise and cancellation of warrants	586	—	(579)	—	—	—	7
Exercise of stock options	880	—	—	—	—	—	880
Acquisition of treasury stock	—	—	—	(747)	—	—	(747)
Repurchase and retirement of common stock	(3,560)	—	—	—	—	—	(3,560)
Other	382	—	—	—	—	—	382

Balance at December 31, 2007	86,444	—	7,776	(1,011)	21,510	30,890	145,609
Effects of changing pension and postretirement plans measurement date pursuant to FASB Statement No. 158 (net of tax of $(150))	—	—	—	—	(487)	259	(228)
Components of comprehensive income:
Net loss	—	—	—	—	—	(109,030)	(109,030)
Pension and postretirement liability adjustments (net of tax $(27,722))	—	—	—	—	(42,499)	—	(42,500)
Foreign currency translation adjustments (net of tax of $(269))	—	—	—	—	(412)	—	(410)
Change in unrealized gain/(loss) on derivative instruments (net of tax of $(1,931))	—	—	—	—	(2,951)	—	(2,952)

Comprehensive loss							(154,892)
Long-term incentive plan grants, net	3,322	—	—	—	—	—	3,322
Exercise and cancellation of warrants	5,135	—	(4,586)	—	—	—	549
Exercise of stock options	179	—	—	—	—	—	179
Acquisition of treasury stock	—	—	—	(596)	—	—	(596)
Repurchase and retirement of common stock	(15,585)	—	—	—	—	—	(15,585)
Other	3	—	—	—	—	—	3

Balance at December 31, 2008	$79,498	$—	$3,190	$(1,607)	$(24,839)	$(77,881)	$(21,639)

See the accompanying notes to the consolidated financial statements.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 – Basis of Presentation

          GenTek Inc. (“GenTek” or the “Company”) is a holding company with no independent operations and, therefore, is dependent upon cash flow from its subsidiaries to meet obligations. GenTek’s subsidiaries operate through two primary business segments: valve actuation systems and performance chemicals. The valve actuation systems segment provides precision engineered valve actuation systems and components for gasoline and diesel engines. The performance chemicals segment provides a broad range of value-added chemical products to four principal markets: water treatment, chemical processing, pharmaceutical and food additives and technology. The Company operates over 50 manufacturing and production facilities located primarily in the U.S. and Canada.

          During April 2006, the Company completed the sale of its wire and cable manufacturing business in Stouffville, Canada. On February 16, 2007, the Company completed the sale of its Noma wire and cable harness assembly business. On July 17, 2007, the Company completed the sale of its wholly owned subsidiary Defiance Testing and Engineering Services, Inc. On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, Texas. Accordingly, these businesses have been classified as discontinued operations. See Note 16.

          On February 29, 2008, the Company completed the sale of its Reheis antiperspirant actives product line to Summit Research Labs, Inc. for $18,000. As part of this transaction, the Company continued to operate the antiperspirant actives manufacturing unit through September 30, 2008 under a transition services contract. This business continues to be classified as continuing operations. The Company recorded a loss on disposition of long-term assets as a result of this sale in the amount of $1,930.

Note 2 – Summary of Significant Accounting Policies

          Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Principles of Consolidation – The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. Investments in affiliates in which ownership is at least 20 percent, but less than a majority voting interest, are accounted for using the equity method. Investments in less than 20 percent owned affiliates are accounted for using the cost method. Intercompany balances and transactions are eliminated in consolidation.

          Cash and Cash Equivalents – All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

          Inventories – Inventories are valued at the lower of cost or market, using the last-in, first-out (“LIFO”) method for certain domestic production inventories and the first-in, first-out (“FIFO”) or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Property, Plant and Equipment – Property, plant and equipment are carried at cost and are depreciated principally using the straight-line method. Estimated lives range from five to 35 years for buildings and leasehold improvements and three to 15 years for machinery and equipment.

          Intangible Assets – Intangible assets that have finite lives are amortized using the straight-line method, over their estimated useful lives, which range from four to 15 years.

          Impairment of Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of these assets against the estimated undiscounted future cash flows to be generated by the assets. At the time such evaluations indicate that the future cash flows are not sufficient to recover the carrying value of such assets, the carrying values are adjusted to their fair values, which have been determined based on discounted cash flow analyses and/or independent appraisals. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

          Goodwill and Indefinite Lived Intangible Assets – The Company reviews goodwill and indefinite lived intangible assets separately for impairment annually (as of October 31) and whenever events and circumstances indicate that the recorded value of the assets might be more than its fair value. Estimated fair values are determined based upon a number of factors, including market information and current operating forecasts.

          Product Warranties – Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized or when a specific claim is both probable and can be estimated.

          Environmental Liabilities – Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated.

          Pension and Other Postretirement Benefits – Accruals for pension and other postretirement benefit costs utilize a number of accounting mechanisms that reduce the volatility of reported costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, the impact of asset performance on pension expense is recognized over a five-year phase-in period though a “market-related” value of assets calculation. Since the market-related value of assets recognizes investment gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.

          Foreign Currency Translation and Transactions – Assets and liabilities of foreign subsidiaries are translated into US dollars at the year-end exchange rate while revenues and expenses are translated monthly at the average exchange rate for each month. The resulting translation adjustments are made directly to accumulated other comprehensive income. Gains and losses resulting from transactions of the

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Company and its subsidiaries, which are made in currencies other than their functional currency (different from their own), are included in earnings as they occur and reflected within other income (expense).

          Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized from product sales when title and risk of loss has passed to the customer consistent with the related shipping terms, generally at the time products are shipped. The Company records a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition.

          Shipping and Handling – The Company records shipping and handling costs in cost of sales.

          Sale of Emission Credits – Certain locations within the Company’s performance chemicals segment have permitted allowances for air emissions. These locations monitor their emissions and routinely invest funds to maintain compliance levels or to improve performance. Costs for environmental maintenance and improvement projects are recorded in cost of sales and the gains from sales or transfers of these credits are likewise recorded in cost of sales. During December 2007, the Company sold excess emission credits through an open market created specifically to trade such emission credits, and recorded a gain from these sales in the amount of $1,591.

          Stock-based Compensation – The Company recognizes expense for stock-based compensation based on the fair value on the grant date of the securities issued over the requisite vesting period.

          Accounting for Income Taxes – Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

          Financial Instruments – The Company does not hold or issue financial instruments for trading purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and commodity prices. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in earnings or as adjustments of carrying amounts when the hedged transaction occurs.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Comprehensive Income (Loss) – The components of accumulated other comprehensive income (loss) are as follows:

	December 31,

	2008	2007

Foreign currency translation	$201	$613
Unrecognized pension and postretirement (costs) credits	(20,535)	22,451
Net unrealized gain/(loss) on derivative instruments	(4,505)	(1,554)

Accumulated other comprehensive income (loss)	$(24,839)	$21,510

          Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. Certain provisions of this Statement were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans – Amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Employers are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. The net impact on the December 31, 2006 balance sheet was to decrease prepaid pension costs by $1,749, decrease other current liabilities by $862, reduce accrued pension and postretirement benefit costs by $10,354 and increase deferred tax liabilities by $1,198, with the offset increasing stockholders’ equity by $8,269. Additionally, in accordance with SFAS 158, the Company changed its measurement date for plan assets and obligations to coincide with its fiscal year end in 2008. The Company previously utilized a measurement date of October 31. The adoption of the measurement date provisions of SFAS 158 resulted in an increase of $259, net of taxes, to the Company’s retained earnings and a decrease of $487, net of tax, to accumulated other comprehensive income (loss).

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 161 on its financial statements.

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have a material impact on its results of operations or financial condition.

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

          On September 21, 2006, the Company acquired the assets of GAC MidAmerica, Inc. (“GAC”). The acquisition included manufacturing facilities in Toledo, Ohio, Indianapolis, Indiana, and Saukville, Wisconsin. GAC produces aluminum sulfate and bleach, as well as distributing specialty water treatment chemicals, sulfuric acid and caustic soda. The total cost of the acquisition was $8,266. The GAC acquisition resulted in goodwill of $2,879, which is expected to be tax deductible, related to synergies and cost reductions expected to be realized as the facility is assimilated into the Company’s network of water treatment chemical production facilities in the performance chemicals segment.

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

          The allocation of the purchase price of the acquisitions is based on valuation information available to the Company which is subject to change as such information is finalized. Purchase price allocations have been finalized for all acquisitions. Operating results for the acquired entities have been reflected in the Company’s consolidated financial statements from date of acquisition.

Note 4 – Restructuring and Impairment Charges

Restructuring Actions – 2008

          During the second quarter of 2008, the Company initiated a workforce reduction affecting valve actuation systems employees. During the third quarter of 2008, the Company initiated actions to close a production facility included in the performance chemicals segment. The Company substantially completed implementation of these restructuring actions during 2008. The following tables summarize the Company’s costs and accruals for these restructuring actions:

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$1,206	$691	$—	$1,897
Costs anticipated to be incurred in the future	—	—	—	—

Total costs expected to be incurred	$1,206	$691	$—	$1,897

Provisions	$1,206	$691	$—	$1,897
Amounts paid	(682)	(437)	—	(1,119)

Accrual balance at December 31, 2008	$524	$254	$—	$778

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Facility Exit Costs
Cumulative costs incurred	$—	$504	$—	$504
Costs anticipated to be incurred in the future	—	18	—	18

Total costs expected to be incurred	$—	$522	$—	$522

Provisions	$—	$504	$—	$504
Amounts paid	—	(441)	—	(441)

Accrual balance at December 31, 2008	$—	$63	$—	$63

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Restructuring Actions – Prior to 2008

          During 2007, the Company initiated actions to close its Perrysburg, Ohio facility, which is included in its valve actuation systems segment. During 2006, the Company initiated actions to close two production facilities in its performance chemicals segment. As of December 31, 2007, these restructuring actions were completed. The following tables summarize the Company’s costs and accruals for these restructuring actions:

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$758	$564	$—	$1,322
Costs anticipated to be incurred in the future	—	—	—	—

Total costs incurred	$758	$564	$—	$1,322

Accrual balance at December 31, 2005	$89	$49	$—	$138
Provisions	337	390	—	727
Amounts paid	(426)	(49)	—	(475)

Accrual balance at December 31, 2006	—	390	—	390
Provisions	421	174	—	595
Amounts paid	(384)	(564)	—	(948)

Accrual balance at December 31, 2007	37	—	—	37
Provisions	—	—	—	—
Amounts paid	(37)	—	—	(37)

Accrual balance at December 31, 2008	$—	$—	$—	$—

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Facility Exit Costs
Cumulative costs incurred	$2,509	$1,962	$—	$4,471
Costs anticipated to be incurred in the future	—	—	—	—

Total costs incurred	$2,509	$1,962	$—	$4,471

Accrual balance at December 31, 2005	$134	$—	$—	$134
Provisions	502	514	—	1,016
Amounts paid	(636)	(302)	—	(938)

Accrual balance at December 31, 2006	—	212	—	212
Provisions	2,007	1,448	—	3,455
Amounts paid	(2,007)	(1,660)	—	(3,667)

Accrual balance at December 31, 2007	$—	$—	$—	$—

Impairment Charges

          Upon conducting its annual test of goodwill impairment, the Company determined that the carrying amount, including goodwill, of valve actuation systems exceeded the fair value of that reporting unit. The fair value of the reporting unit was based on the present value of estimated future cash flows. The Company performed step two of the goodwill impairment test to determine the implied fair value of

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

the goodwill in the same manner as if the Company had acquired the reporting unit in a business combination and the fair value was the price paid to acquire it. The Company allocated the fair value of the reporting unit to all of the assets (including any unrecognized intangible assets) of that unit, in a hypothetical calculation to determine the implied fair value of the goodwill. As a result of that calculation, a non-cash impairment charge of $122,847 was recorded, which reduced the goodwill balance of that reporting unit to $0.

          As a result of the continued downturn in the valve actuation systems business, prior to completing the assessment for impairment of goodwill, the Company performed a recoverability test for the long-lived assets of valve actuation systems. The Company compared the fair value, based on operating forecasts and independent appraisals, to the carrying amount of the long-lived assets. As a result, the Company concluded that certain intangible assets were impaired and recorded a non-cash impairment charge of $21,692.

          In December 2008, the Company announced that it had ceased using certain trademarks it currently utilizes within its valve actuation systems reporting unit. This was done to facilitate global customer clarity and operating efficiencies. Accordingly, the Company recorded a non-cash impairment charge of $12,000 in order to write down the existing trademarks that will no longer be used to a balance of $0.

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

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Years Ended December 31,

	2008	2007	2006

Basic earnings per common share:
Weighted average common shares outstanding	10,070,951	10,314,526	10,166,614

Diluted earnings per common share:
Weighted average common shares outstanding	10,070,951	10,314,526	10,166,614
Warrants	—	1,088,714	644,353
Options	—	102,478	123,198
Restricted stock	—	57,339	41,015

Total	10,070,951	11,563,057	10,975,180

          For the year ended December 31, 2008, 2007 and 2006, there were potentially dilutive securities totaling 1,654,048, 161,591 and 819,615, respectively, which were not included in the computation of diluted earnings per common share. These securities either had an antidilutive effect or were contingent restricted stock for which all necessary conditions had not been satisfied.

Note 6 – Income Taxes

          Income (loss) from continuing operations before income taxes is as follows:

	Years Ended December 31,

	2008	2007	2006

United States	$(116,340)	$36,236	$17,073
Foreign	(2,144)	2,961	2,657

Total	$(118,484)	$39,197	$19,730

          The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,

	2008	2007	2006

United States:
Current	$(4,564)	$(2,834)	$591
Deferred	1,922	2,914	5,441
Foreign:
Current	(2,376)	1,435	771
Deferred	(2,595)	(500)	(461)
State:
Current	(166)	177	2,234
Deferred	(640)	968	(1,185)

Total	$(8,419)	$2,160	$7,391

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          A summary of the components of deferred tax assets and liabilities is as follows:

	December 31,

	2008	2007

Net operating loss carry forwards	$4,957	$9,925
Postretirement benefits	39,935	14,376
Other accruals not currently deductible	27,137	26,838
Goodwill	—	16,622
Capital loss carryforward	20,671	—
Stock basis difference in subsidiary	—	21,874
Foreign tax credits	19,705	19,705

Deferred tax assets	112,405	109,340

Intangibles	48	18,103
Property, plant and equipment	37,686	46,422
Basis differences in partnerships	8,101	8,101
Taxes on unremitted foreign earnings	5,077	3,856
Other	2,873	995

Deferred tax liabilities	53,785	77,477
Valuation allowance	26,748	34,965

Net deferred tax assets (liabilities)	$31,872	$(3,102)

          At December 31, 2008 and 2007, the Company had deferred tax assets of $19,705 and $19,705 related to foreign tax credits, for which a full valuation allowance had been provided. The decrease to the valuation allowance during 2008 is primarily due to the recognition of additional capital gains. Net operating loss carryforwards in foreign countries expire in future years through 2015. The Company has an unrecognized deferred tax liability for a temporary difference related to an investment in a foreign subsidiary that is essentially permanent in duration. It is not currently practicable to determine the tax effect of this temporary difference. The Company will continue to monitor the likelihood of realizing its net deferred tax assets and future adjustments to the deferred tax asset valuation allowances will be recorded as necessary.

          Included in other assets on the balance sheet are deferred tax assets of $3,443 and $693 as of December 31, 2008 and 2007, respectively. Included in other liabilities on the balance sheet are deferred tax liabilities of $5,127 and $43,470 as of December 31, 2008 and 2007, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The difference between the Company’s effective income tax rate and the United States statutory rate is reconciled below:

	Years Ended December 31,

	2008	2007	2006

U.S. federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	0.1	6.9	3.6
Tax effect of foreign operations	(1.5)	(0.6)	3.6
Goodwill writedown	36.2	—	—
Benefit on restricted stock dividend payment	—	—	(3.5)
Recognition of subsidiary tax basis difference	—	(53.4)	—
Valuation allowance on subsidiary tax basis difference	—	34.9	—
Change in valuation allowance	(6.5)	—	2.3
Change in unrecognized tax benefits	(1.8)	(16.3)	—
Other	1.4	(1.0)	(3.5)

Total	(7.1)%	5.5%	37.5%

          The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption, which was accounted for as a cumulative effect adjustment, resulted in an increase to the January 1, 2007 balance of retained earnings (deficit) of $2,801. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,

	2008	2007

Beginning of period	$4,940	$11,863
Additions based on tax positions related to the current year	148	505
Additions for tax positions of prior years	(115)	193
Expiration of statute of limitations	(2,229)	—
Settlements	—	(7,621)

End of period	$2,744	$4,940

          Included in the balance at December 31, 2008 is $1,784 of unrecognized tax benefits that would, if recognized, affect the effective tax rate. During the next twelve months, it is reasonably possible that the total amount of unrecognized tax benefits will significantly change by up to approximately $1,476 due to the expiration of statute of limitations or the settlement of examinations. These unrecognized tax benefits arose in conjunction with the Company’s emergence from bankruptcy.

          The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. During the year ended December 31, 2008 and 2007, the Company recognized/(reversed) $(1,187) and $719, respectively, in interest. The Company had $1,215 and $2,402 accrued for interest at December 31, 2008 and 2007, respectively.

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

	Pension Benefits			Other Postretirement Benefits

	Years Ended December 31,			Years Ended December 31,

	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$992	$1,191	$1,613	$688	$966	$1,343
Interest cost	13,798	13,478	13,417	2,414	2,666	2,674
Expected return on plan assets	(15,552)	(15,168)	(14,867)	—	—	—
Amortization of net:
Prior service cost (credit)	158	128	135	(4,930)	(4,778)	(4,342)
(Gain)/loss	(66)	100	92	54	177	105

Net periodic benefit cost (income)	$(670)	$(271)	$390	$(1,774)	$(969)	$(220)

          During 2008, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, which resulted in a pension curtailment gain of $36.

          During 2008, the Company implemented plan amendments to several of its postretirement medical plans which cap the Company’s cost for providing these benefits. The effect of these changes was a reduction to the accumulated postretirement benefit obligation of $3,196 which will be amortized as a component of net periodic postretirement benefit cost over the average remaining service period until full eligibility of active plan participants.

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

          The Company utilized a measurement date of December 31 in 2008 for the determination of the benefit obligation, plan assets and other assumptions related to all of our pension and postretirement benefits as required by SFAS 158. The same plans utilized a measurement date of October 31 in 2007 and 2006.

	Pension Benefits December 31,		Other Postretirement Benefits December 31,

	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at prior measurement date	$227,776	$240,239	$41,976	$50,621
Service cost	1,159	1,191	801	966
Interest cost	16,102	13,478	2,809	2,666
Actuarial (gain)/loss	2,289	(10,993)	(2,314)	(1,681)
Foreign currency translation	(1,377)	1,311	(674)	1,040
Benefits paid	(19,017)	(16,526)	(4,452)	(3,748)
Plan amendments	477	31	(3,196)	(7,247)
Settlements and curtailments	(34)	(955)	—	(641)

Benefit obligation at measurement date	$227,375	$227,776	$34,950	$41,976

Change in plan assets:
Fair value of assets at prior measurement date	$217,027	$201,557	$—	$—
Actual return on plan assets	(50,195)	29,087	—	—
Employer contributions	3,885	1,483	4,413	3,748
Foreign currency translation	(1,617)	1,426	—	—
Benefits paid	(19,017)	(16,526)	(4,895)	(4,326)
Medicare subsidy	—	—	482	578

Fair value of assets at measurement date	$150,083	$217,027	$—	$—

Funded status:
Funded status	$(77,292)	$(10,749)	$(34,950)	$(41,976)
Amounts recognized in the balance sheet:
Noncurrent assets	$884	$1,884	$—	$—
Current liabilities	—	—	(3,268)	(3,318)
Noncurrent liabilities	(78,176)	(12,633)	(31,682)	(38,617)

Net amount recognized	$(77,292)	$(10,749)	$(34,950)	$(41,935)

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Amounts recognized in accumulated other comprehensive income:
Prior service cost (credit)	$1,634	$1,340	$(13,391)	$(16,468)
Net actuarial (gain) loss	47,655	(22,920)	(529)	2,390

Net amount recognized	$49,289	$(21,580)	$(13,920)	$(14,078)

Amounts expected to be recognized during the next fiscal year:
Prior service cost (credit)	$163		$(4,821)
Actuarial loss (gain)	360		(87)

Total	$523		$(4,908)

          The accumulated benefit obligations for the defined benefit pension plans were $226,113 and $226,885 at December 31, 2008 and 2007, respectively. For pension plans included above with aggregate benefit obligations and accumulated benefit obligations in excess of plan assets, at December 31, 2008 and 2007, the projected benefit obligations were $222,121 and $220,024, respectively, the accumulated benefit obligations were $221,058 and $218,921, respectively, and the fair values of plan assets for these plans were $143,945 and $207,860, respectively.

          Gross benefits expected to be paid from the plans and Medicare Part D federal subsidy payments expected to be received are as follows:

	Pension Benefits	Other Postretirement Benefits	Federal Subsidies

2009	16,400	3,200	500
2010	16,800	3,200	500
2011	16,800	3,200	600
2012	16,900	3,000	600
2013	17,300	3,100	600
2014-2018	85,900	14,100	3,500

          The weighted-average assumptions used to determine benefit obligations for the plans were:

	2008	2007

Discount rate	6½ %	6¼ %
Average rate of increase in employee compensation	4%	4%

          The weighted-average assumptions used to determine net periodic benefit cost for the plans were:

	2008		2007	2006

Discount rate	6¼	%	5¼ %	5¾ %
Long-term rate of return on assets	8%		8%	8%
Average rate of increase in employee compensation	3¾	%	4%	4%

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The health care cost trend rate used in accounting for the medical plans in the United States was 8-9% in 2008 (decreasing to 5.5% in the year 2011 and beyond) and 9-10% in 2007 (decreasing to 5.5% in the year 2011 and beyond). The health care cost trend rate used in accounting for the medical plans in Canada was 7.6% in 2008 (decreasing to 5% in the year 2016 and beyond) and 8% in 2007 (decreasing to 5% in the year 2016 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $315 at year-end 2008 and the net periodic cost by $139 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $261 at year-end 2008 and the net periodic cost by $106 for the year.

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

          The pension trusts’ weighted-average asset allocations at December 31, 2008 and October 31, 2007 were:

	2008	2007

Asset Category
Cash and short-term investments	1%	5%
Debt securities	56%	45%
Equity securities	43%	50%

	100%	100%

          The Company’s investment policy for its pension trusts is to balance risk and return through a diversified portfolio of fixed income securities, equity securities and private equity investments. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. In 2009, the Company expects to contribute approximately $4,000 to its pension plan trusts.

Note 8 – Commitments and Contingencies

          Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2008 are as follows:

Years Ending December 31,

2009	$3,561
2010	3,511
2011	1,974
2012	1,522
2013	1,114
thereafter	462

$12,144

          Rental expense for the years ended December 31, 2008, 2007 and 2006 was $6,650, $6,624 and $7,068, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Environmental Matters

          Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company’s experience with similar activities undertaken, estimates obtained from environmental studies and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company’s environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters do not include third-party recoveries nor have they been discounted. The time frame over which these liabilities will be paid out is subject to significant uncertainties, and is not presently determinable. Activity in the aggregate accrued liability for environmental matters is summarized as follows:

	2008	2007

Balance at beginning of period	$25,016	$25,014
Accruals, net	964	3,126
Payments	(1,098)	(1,192)
Assumption by third parties	—	(2,012)
Foreign exchange and other	(535)	80

Balance at end of period	$24,347	$25,016

Product Warranties

          Accruals for product warranties are estimated based upon historical warranty experience and are recorded at the time revenue is recognized or when a specific claim is both probable and can be estimated. Activity in the aggregate product warranty liability is summarized as follows:

	December 31,

	2008	2007

Balance at beginning of period	$1,615	$165
Accruals for warranties issued	1,623	3,052
Adjustments to preexisting warranties	(859)	—
Payments	(635)	(1,602)

Balance at end of period	$1,744	$1,615

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

Note 9 – Additional Financial Information

	December 31,

	2008	2007

Receivables
Trade	$72,446	$74,836
Other	817	2,390
Allowance for doubtful accounts	(2,699)	(3,334)

	$70,564	$73,892

	December 31,

	2008	2007

Inventories
Raw materials	$27,648	$29,268
Work in process	4,664	6,001
Finished products	11,179	12,242
Supplies and containers	1,171	1,326

	$44,662	$48,837

          Inventories valued at LIFO amounted to $20,571 and $18,221 at December 31, 2008 and 2007, respectively, which were below estimated replacement cost by $15,686 and $3,240, respectively. The impact of LIFO liquidations in 2008, 2007 and 2006 was not significant.

	December 31,

	2008	2007

Property, Plant and Equipment
Land and improvements	$41,208	$37,254
Machinery and equipment	234,096	214,675
Buildings and leasehold improvements	47,642	34,391
Construction in progress	22,195	34,040

	345,141	320,360
Less: accumulated depreciation and amortization	(125,697)	(106,460)

	$219,444	$213,900

          Depreciation expense was $25,487, $25,726 and $25,647 for the years ended December 31, 2008, 2007 and 2006, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Valve Actuation Systems	Performance Chemicals	Corporate and Other	Total

Goodwill
Balance at January 1, 2007	$122,847	$15,006	$—	$137,853
Purchase price finalization	—	19	—	19
Acquisitions	—	7,642	—	7,642

Balance at December 31, 2007	122,847	22,667	—	145,514
Purchase price finalization	—	324	—	324
Impairment (see Note 4)	(122,847)	—	—	(122,847)

Balance at December 31, 2008	$—	$22,991	$—	$22,991

	December 31,		Weighted Average Life

	2008	2007

Intangible Assets
Patents and Technology – gross	$821	$16,465	7 years
Accumulated amortization	(33)	(4,859)

Patents and Technology – net	788	11,606

Customer related – gross	7,000	35,354	6 years
Accumulated amortization	(6,028)	(18,259)

Customer related – net	972	17,095

Non-compete agreements – gross	6,505	6,505	5 years
Accumulated amortization	(3,183)	(1,718)

Non-compete agreements – net	3,322	4,787

Trademarks – indefinite life	3,000	15,000

	$8,082	$48,488

          During the years ended December 31, 2008, 2007 and 2006, the Company recognized $5,961, $7,501 and $5,942 of amortization expense, respectively. The Company recorded significant impairment charges related to intangible assets in 2008 (See Note 4). The estimated amortization expense for each of the next 5 years is $2,474, $1,336, $830, $123 and $93.

	December 31,

	2008	2007

Accrued Liabilities
Wages, salaries and benefits	$15,804	$16,993
Interest	2,573	2,422
Environmental	5,431	9,136
Taxes, other than income taxes	2,259	2,191
Other	15,147	21,487

	$41,214	$52,229

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Note 10 – Long-Term Debt

		December 31,

	Maturities	2008	2007

Revolving credit facility – floating rates	2010	$—	$—
First lien term loan – floating rates	2011	212,846	238,928
Other debt – various rates	2009-2012	542	941

Total debt		213,388	239,869
Less: current portion		2,534	2,826

Net long-term debt		$210,854	$237,043

Maturities of long-term debt are as follows:

2009		$2,534
2010		158,236
2011		52,609
2012		9

		$213,388

          On February 28, 2005, the Company closed on a secured financing consisting of $370,000 of term loans and a $60,000 revolving credit facility (the “Credit Facilities”). The term loans included a $235,000 first lien loan due on February 28, 2011 with an initial interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to a rate reduction of 0.25 percent if such term loan is rated B1 or better by Moody’s Investor Services, Inc. and a $135,000 second lien loan due on February 28, 2012 with an initial interest rate of LIBOR plus 5.75 percent or base rate plus 4.75 percent. On April 26, 2006, the Company entered into amendments of its first and second lien term loan agreements, which reduced the interest rate margins by 50 and 150 basis points, respectively. In addition, the debt holders agreed to allow a redemption of the second lien term loan. On May 1, 2006, the Company repaid $22,000 of its second lien term loan. In connection with the amendments, the Company recorded charges in interest expense of $3,572 for certain costs related to the amendment and to write-off certain deferred financing costs. In September, 2006, Moody’s Investor Services upgraded the first lien loan to B1, which resulted in a 0.25 percent rate reduction. On March 19, 2007, the Company completed an amendment to its credit facilities which enabled it to increase borrowings under the first lien term loan by $50 million and to use these borrowings and the net proceeds from the Noma wire and cable harness assembly business sale to redeem the entire second lien term loan. The weighted average interest rate on the first lien loan in effect at December 31, 2008 and 2007 was 6.1 percent and 7.0 percent, respectively. The $60,000 revolving credit facility matures on February 28, 2010 and carried an initial interest rate of LIBOR plus 2.75 percent or base rate plus 1.75 percent, subject to rate reductions under a pricing grid if the Company’s leverage ratio decreases. In October, 2006, the interest rate on the revolving credit facility decreased 0.25 percent as a result of the Company’s improved leverage ratio. The Credit Facilities are secured by liens on substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. The Credit Facilities contain covenants which impose certain restrictions on the Company’s ability to, among other things, incur additional debt, pay dividends, make investments or sell assets. Additionally, certain non-recurring cash inflows such as proceeds from asset sales, insurance recoveries,

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

and equity offerings may have to be used to pay down indebtedness and may not be reborrowed. In addition, the Credit Facilities contain certain financial covenants which include a maximum leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures.

          During 2008, the Company purchased $10,000 of its first lien loans on the open market and completed a tender offer resulting in the purchase of an additional $13,715 of it first lien loans resulting in a gain on debt repurchases of $4,049. During 2007, the Company purchased $7,622 of its first lien loans on the open market resulting in a gain on debt repurchase of $105. These gains are reflected as a reduction of interest expense on the Company’s consolidated statements of operations.

          Commitment fees paid for the Company’s credit facilities were $261, $237 and $212 for the years ended December 31, 2008, 2007 and 2006, respectively. The unused letter of credit balance available under the Company’s credit facilities was $33,084 and $31,927 at December 31, 2008 and 2007, respectively.

Note 11 – Warrants

          The Company has the following warrants outstanding:

		December 31, 2008		December 31, 2007

	Expiration Date	Number of shares covered	Strike Price	Number of shares covered	Strike Price

Tranche B	November 10, 2008	—	$19.98	1,786,099	$19.98
Tranche C	November 10, 2010	955,074	$22.03	963,013	$22.03

          The warrants were issued on November 10, 2003. During 2008, 27,381 shares of common stock were issued upon exercise of the warrants for cash proceeds of $549 and 113,812 shares of common stock were issued upon exercise of warrants utilizing the cashless exercise feature of the warrants. During 2007, 340 shares of common stock were issued upon exercise of the warrants for cash proceeds of $7 and 88,102 shares of common stock were issued upon exercise of warrants utilizing the cashless exercise feature of the warrants. During 2006, 2,037 shares of common stock were issued upon the exercise of warrants for cash proceeds of $42.

          On November 10, 2008, any unexercised Tranche B warrants expired. The expiring warrants covered 1,352,525 shares.

Note 12 – Stock Incentive Plans

          The Company has an incentive plan under which stock options, restricted stock and other stock–based awards may be granted to employees, officers and directors. Grants under the plan generally vest over three years and options have a maximum term of ten years. Certain restricted stock grants vest based on the achievement of performance based measures. Exercise prices for stock option grants are set at market value on the grant date. Compensation cost recorded for stock-based compensation under this plan was $3,290, $3,698 and $1,793 for the years ended December 31, 2008, 2007 and 2006,

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

respectively. As of December 31, 2008, the total number of shares authorized for grant under this plan was 1,750,000 with 580,164 shares available for future grant.

          Information with respect to restricted stock is summarized below:

	Shares	Weighted Average Grant- Date Fair Value

Outstanding at December 31, 2007	256,574	$32.11
Granted	156,719	28.88
Vested	71,110	27.76
Forfeited	56,639	34.93

Outstanding at December 31, 2008	285,544	$31.12

          The weighted average grant date fair value of restricted stock granted in 2008, 2007 and 2006 were $28.88, $34.60 and $27.90 per share, respectively.

          Information with respect to stock options is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2007	347,556	$19.47	7.8	$3,781
Granted	80,120	29.67
Exercised	11,636	15.35
Forfeited	2,610	28.70

Outstanding at December 31, 2008	413,430	$21.50	7.3	$693

Vested or expected to vest at December 31, 2008	327,847	$21.04	7.2	$601

Exercisable at December 31, 2008	267,418	$16.44	6.5	$693

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

	2008	2007	2006

Dividend yield	—	—	—
Expected volatility	36%	19%	31%
Risk-free interest rate	2.87%	4.79%	5.02%
Expected holding period (in years)	4	4	4
Weighted average fair value	$9.67	$8.39	$8.74

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          The total intrinsic value of options exercised was $174, $1,562 and $1,126 during the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of options vested during the year ended December 31, 2008, 2007 and 2006 was $597, $646 and $473, respectively. The Company generally issues new shares upon the exercise of stock options. The total tax benefit realized as a result of stock option exercises was $50, $618 and $445 during the years ended December 31, 2008, 2007 and 2006, respectively.

          As of December 31, 2008, there was $2,348 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.9 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

Note 13 – Financial Instruments

Interest Rate Collar Agreements

          The Company periodically enters into derivative financial instruments to reduce the Company’s exposure to investments in variable interest rates on its outstanding debt. Derivative financial instruments are only entered into with creditworthy counterparties. In April, 2005, the Company entered into two no-cost interest rate collar agreements, economically hedging $185,000 of its LIBOR-based floating rate debt for five years. In September 2005, the Company designated these agreements as cash flow hedges. On December 14, 2007, the Company de-designated $4,400 of one of the interest rate collars as a cash flow hedge. Accordingly, the affected portion of the accumulated unrealized loss ($32) related to this portion of the instrument will remain in accumulated other comprehensive income and be reclassified into earnings when the original hedged interest rate payments occur. In addition, any change in fair value on this portion of the instrument after this date will be recognized currently in other income and expense. The remaining balance of the hedge is 100 percent effective and therefore has no impact on earnings due to hedge ineffectiveness. As a result of entering into the agreements, the interest rate to be paid by the Company relating to the hedged portion of its debt will be based on a minimum three-month LIBOR rate of 4.05 percent on average and a maximum three-month LIBOR rate of 5.00 percent.

Fair Value of Financial Instruments

	December 31,

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$213,388	$172,947	$239,869	$235,093
Derivative instruments	$(7,405)	$(7,405)	$(2,365)	$(2,365)

          The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company’s long-term debt was based on quoted market prices for traded debt and discounted cash flow analyses on its nontraded debt. The fair value of the Company’s interest rate collar agreements was valued using the income approach and information classified as level 2 in the fair value hierarchy.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Note 14 – Geographic and Industry Segment Information

          GenTek operates through two primary business segments: valve actuation systems and performance chemicals. The business segments were determined based on several factors including products and services provided and markets served. The valve actuation systems segment provides precision engineered valve actuation systems and components for gasoline and diesel engines. The performance chemicals segment provides chemical products to four principal markets: water treatment, chemical processing, pharmaceutical and food additives and technology. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Industry segment information is summarized as follows:

	Net Revenues			Operating Profit (Loss)

	Years Ended December 31,			Years Ended December 31,

	2008	2007	2006	2008	2007	2006

Valve actuation systems	$115,417	$152,076	$146,131	$(166,363)	$(290)	$10,497
Performance chemicals	482,150	396,683	373,347	65,335	64,825	44,710
Corporate and other	10,472	11,508	12,121	(3,919)	(4,153)	(6,597)

Consolidated	$608,039	$560,267	$531,599	(104,947)	60,382	48,610

Interest expense				12,803	22,685	29,137
Other (income), expense net				734	(1,500)	(257)

Consolidated income (loss) from continuing operations before income taxes				$(118,484)	$39,197	$19,730

	Capital Expenditures			Depreciation and Amortization

	Years Ended December 31,			Years Ended December 31,

	2008	2007	2006	2008	2007	2006

Valve actuation systems	$6,635	$6,277	$3,871	$11,865	$13,206	$12,692
Performance chemicals	32,994	21,202	16,095	19,008	19,629	18,466
Corporate and other	430	1,106	17	1,939	1,985	1,813

Consolidated	$40,059	$28,585	$19,983	$32,812	$34,820	$32,971

					Identifiable Assets

					December 31,

					2008	2007

Valve actuation systems					$80,874	$266,454
Performance chemicals(1)					306,795	297,442
Corporate and other					37,643	35,737
Assets held for sale					—	14,346

Consolidated					$425,312	$613,979

(1)	Includes equity method investments of $0 and $215, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

          Geographic area information is summarized as follows:

	External Revenues(1)			Long-Lived Assets(2)

	Year Ended December 31,			December 31,

	2008	2007	2006	2008	2007

United States	$549,100	$451,470	$431,382	$215,210	$208,919
Canada	25,699	44,326	46,618	6,700	8,813
Other foreign	33,240	64,471	53,599	937	2,394

Consolidated	$608,039	$560,267	$531,599	$222,847	$220,126

(1)	Revenues are attributed to geographic areas based on the locations of customers.

(2)	Represents all non-current assets except deferred tax assets, goodwill and other intangible assets.

Note 15 – Related Party Transactions

          GenTek provided General Chemical Industrial Products (“GCIP”) with certain administrative services pursuant to a transition support agreement entered into in connection with the spinoff of GenTek from GCIP in 1999. These services terminated in 2006. For the years ended December 31, 2008, 2007 and 2006, GenTek charged GCIP $0, $0 and $561, respectively, related to this agreement. GCIP supplies soda ash to GenTek. For the years ended December 31, 2008, 2007 and 2006, purchases from GCIP amounted to $4,956, $2,863 and $2,934, respectively.

Note 16 – Discontinued Operations

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

          Because the net proceeds of the Noma wire and cable assembly business sale are required to be used to repay certain outstanding indebtedness, interest expense of $677 and $5,380 for the years ending December 31, 2007 and 2006, respectively, has been allocated to discontinued operations. This allocation was performed using the estimated net proceeds of the sale and the interest costs incurred in the periods on the debt that requires the repayment.

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

          On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, Texas to Southwire Company for cash proceeds of $9,481. In addition, the Company retained working capital of approximately $1,700. This business was formerly reported as part of the corporate and other segment.

          The components of assets held for sale were as follows:

	December 31,

	2008	2007

Accounts receivable	$—	$112
Inventories	—	2,347
Other current assets	—	1
Property, plant and equipment	—	10,242
Goodwill	—	1,644

	$—	$14,346

          The components of liabilities of businesses held for sale were as follows:

	December 31,

	2008	2007

Accrued liabilities	$—	$34
Current portion of long-term debt	—	25
Long-term debt	—	235

	$—	$294

          The businesses included in discontinued operations had revenues of $25,379, $84,959 and $378,932 and pretax profit (loss) of $1,713, $(5,935) and $(20,429) for the years ended December 31, 2008, 2007 and 2006, respectively.

GENTEK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Dollars in thousands, except per share data)

Note 17 – Unaudited Quarterly Information

	2008

	First		Second		Third		Fourth

Net revenues(1)	$143,109		$154,113		$171,669		$139,148
Gross profit	21,074		26,283		31,276		27,948
Net income (loss)	1,375	(2)	8,341	(3)	7,302	(4)	(126,048	)(5)

Earnings (loss) per common share – basic:
Net income (loss)	$0.14		$0.83		$0.72		$(12.63)

Earnings (loss) per common share – diluted:
Net income (loss)	$0.13		$0.76		$0.67		$(12.63)

(1)	Excludes revenues relating to discontinued operations of $8,259, $7,762, $7,074, and $2,284, respectively.

(2)	Includes a pension curtailment gain of $36.

(3)	Includes restructuring charges of $508.

(4)	Includes restructuring charges of $898.

(5)	Includes restructuring charges of $995 and impairment charges of $156,539.

	2007

	First		Second		Third		Fourth

Net revenues(1)	$141,870		$143,006		$141,402		$133,989
Gross profit	26,401		26,577		22,188		27,967
Net income (loss)	(3,261	)(2)	5,045	(3)	9,183	(4)	18,800	(5)

Earnings (loss) per common share – basic:
Net income (loss)	$(0.32)		$0.49		$0.89		$1.82

Earnings (loss) per common share – diluted:
Net income (loss)	$(0.28)		$0.43		$0.80		$1.64

(1)	Excludes revenues relating to discontinued operations of $46,760, $19,358, $10,334, and $8,507, respectively.

(2)	Includes restructuring charges of $1,282 and a pension curtailment gain of $555.

(3)	Includes restructuring charges of $1,587 and a pension curtailment gain of $140.

(4)	Includes restructuring charges of $793, impairment charges of $914 and a pension curtailment gain of $2,565.

(5)	Includes restructuring charges of $388.

Item 9. –	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. –	Controls and Procedures

Disclosure Controls and Procedures

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Report On Internal Control Over Financial Reporting

          The management of GenTek Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Under the supervision of its principal executive and principal financial officer and with the participation of its management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control – Integrated Framework issued by COSO, its management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2008.

          GenTek’s independent registered public accounting firm, Deloitte & Touche LLP, has audited GenTek’s financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K (and issued a report dated March 13, 2009 which expressed an unqualified opinion on those financial statements) and, as part of that audit, have issued a report on internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GenTek Inc.
Parsippany, New Jersey

We have audited the internal control over financial reporting of GenTek Inc. and subsidiaries (the “Company”) as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey

March 13, 2009

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

Item 9B. –	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          Directors. For information relating to the Company’s Directors, see the information under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2008 or Proxy Statement, which is hereby incorporated by reference.

          Executive Officers. For information relating to the Company’s executive officers, see the information contained under the caption “Item 1. - Executive Officers and Key Employees” of this Annual Report.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

          Securities Authorized for Issuance Under Equity Compensation Plans. For certain information relating to equity compensation plans, see the information under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ― Equity Compensation Plan Information” of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

3.1

Third Amended and Restated Certificate of Incorporation of GenTek Inc., effective as of May 9, 2006 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q, for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission).

3.2

Second Amended and Restated By-Laws of GenTek Inc., effective as of August 7, 2007 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, dated August 7, 2007, as filed with the Securities and Exchange Commission).

4.1

GenTek Inc. Tranche B Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

4.2

GenTek Inc. Tranche C Warrant Agreement, dated as of November 10, 2003 (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.1

Form of Registration Rights Agreement by and among the GenTek Inc. and the holders named therein dated as of November 10, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-A to amend its Form 10, dated November 10, 2003, as filed with the Securities and Exchange Commission).

10.2

GenTek Inc. Amended and Restated 2003 Management and Directors Incentive Plan (incorporated by reference to the Registrant’s proxy statement dated April 17, 2007, as filed with the Securities and Exchange Commission on April 25, 2007).

10.3

GenTek Inc. Key Employee Retention Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission).

10.5	GenTek Inc. Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.6

Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission).

10.7

Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission).

10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission).

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission).

10.10

Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission).

10.11

Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission).

10.12

First Lien Credit and Guaranty Agreement among GenTek, Inc., GenTek Holding LLC, as borrower, the other guarantors party thereto, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as joint lead arranger, General Electric Capital Corporation, as co-administrative agent, and Bank of America, N.A., as co-administrative agent and collateral agent, dated February 28, 2005 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission).

10.13

Employment Agreement with William E. Redmond, Jr., dated May 23, 2005 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission).

10.14	Amendment to Employment Agreement with William E. Redmond, Jr., dated December 29, 2008.

10.15	GenTek Inc. Executive Severance Plan.

10.16

First Amendment to First Lien Credit and Guaranty Agreement and Pledge and Security Agreement dated April 26, 2006 (incorporated by reference to the Registrant’s Form 8-K dated April 26, 2006, as filed with the Securities and Exchange Commission).

10.17

Second Amendment to First Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission).

10.18	Letter Agreement with James Imbriaco, dated July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K dated August 4, 2006, as filed with the Securities and Exchange Commission).

10.19

Third Amendment to First Lien Credit and Guaranty Agreement and waiver dated March 19, 2007 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission).

10.20

GenTek Inc. Directors’ Deferred Compensation Program (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission).

10.21	Letter Agreement with Robert Novo, dated December 31, 2008.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	GenTek Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13 day of March, 2009.

GENTEK INC.

By:	/s/ William E. Redmond, Jr.

	Name:	William E. Redmond, Jr.
	Title:	President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal executive officer:

/s/ William E. Redmond, Jr.	President and Chief Executive Officer	March 13, 2009

William E. Redmond, Jr.

Principal financial and accounting officer:

/s/ Thomas B. Testa	Vice President and Chief Financial Officer	March 13, 2009

Thomas B. Testa

Directors:

/s/ John G. Johnson, Jr.	Chairman and Director	March 13, 2009

John G. Johnson, Jr.

/s/ Henry L. Druker	Director	March 13, 2009

Henry L. Druker

/s/ Kathleen R. Flaherty	Director	March 13, 2009

Kathleen R. Flaherty

/s/ John F. McGovern	Director	March 13, 2009

John F. McGovern

/s/ William E. Redmond, Jr.	Director	March 13, 2009

William E. Redmond, Jr.

/s/ Richard A. Rubin	Director	March 13, 2009

Richard A. Rubin

GENTEK INC.
INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts	80

Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

GENTEK INC.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged To Income	Deductions From Reserves	Other*	Balance at End of Period

Year ended December 31, 2008 Allowance for doubtful accounts	$3,334	$947	$(1,359)	$(223)	$2,699
Year ended December 31, 2007 Allowance for doubtful accounts	$3,181	$272	$(1,143)	$1,024	$3,334
Year ended December 31, 2006 Allowance for doubtful accounts	$2,757	$409	$(670)	$685	$3,181

* Primarily foreign exchange, except for an $809 addition in 2007 for a customer deduction related to a warranty issue.