Form 10-Q
period 2009-03-31
GENTEK INC
filed 2009-05-08
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

Yes         No    X

The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2009 was 10,130,322.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2009

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net revenues	$126,027	$143,109
Cost of sales	88,064	122,035
Selling, general and administrative expense	13,153	12,726
Net loss on disposition of long-term assets	16	1,884
Restructuring and impairment charges	337	—
Pension and postretirement liability curtailment (gains)	(7)	(36)
Operating profit	24,464	6,500
Interest expense	3,560	4,383
Interest income	66	159
Other (income) expense, net	203	(152)
Income from continuing operations before income taxes	20,767	2,428
Income tax provision	8,634	1,276
Income from continuing operations	12,133	1,152
Income from discontinued operations (net of tax of $0 and
$144, respectively)	—	223
Net income	$12,133	$1,375

Income per common share – basic:
Income from continuing operations	$1.20	$0.11
Income from discontinued operations	—	0.02
Net income	$1.20	$0.13

Income per common share – assuming dilution:
Income from continuing operations	$1.19	$0.10
Income from discontinued operations	—	0.02
Net income	$1.19	$0.12

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$30,851	$9,787
Receivables, net	58,967	70,564
Inventories	44,284	44,662
Deferred income taxes	33,533	33,556
Other current assets	8,692	9,378
Total current assets	176,327	167,947
Property, plant and equipment, net	216,939	219,444
Goodwill	22,991	22,991
Intangible assets, net	7,393	8,082
Other assets	6,869	6,848
Total assets	$430,519	$425,312

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,818	$36,145
Accrued liabilities	42,350	41,214
Current portion of long-term debt	2,401	2,534
Total current liabilities	73,569	79,893
Long-term debt	210,233	210,854
Pension and postretirement liabilities	108,957	110,176
Other liabilities	46,441	46,028
Total liabilities	439,200	446,951
Equity (Deficit):
Preferred Stock, $.01 par value; authorized: 10,000,000 shares; none
issued or outstanding	—	—
Common Stock, no par value; authorized: 100,000,000 shares; issued:
10,194,179 and 10,187,678 shares at March 31, 2009 and
December 31, 2008, respectively	80,486	79,498
Warrants	3,190	3,190
Accumulated other comprehensive loss	(24,885)	(24,839)
Retained earnings (deficit)	(65,748)	(77,881)
Treasury stock, at cost: 64,208 and 55,990 shares at March 31,
2009 and December 31, 2008, respectively	(1,724)	(1,607)
Total deficit	(8,681)	(21,639)
Total liabilities and equity (deficit)	$430,519	$425,312

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$12,133	$1,375
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Income from discontinued operations	—	(223)
Pension and postretirement liability curtailment gains	(7)	(36)
Depreciation and amortization	7,334	8,478
Net loss on disposition of long-term assets	16	1,884
Long-term incentive plan costs, net	1,063	999
Excess tax benefit from long-term incentive plan	—	(13)
(Increase) decrease in receivables	10,551	(14,417)
(Increase) decrease in inventories	328	(1,994)
Increase in deferred tax assets	(199)	(530)
Increase (decrease) in accounts payable	(1,710)	13,465
Increase (decrease) in accrued liabilities	1,110	(8,935)
Increase (decrease) in other liabilities and assets, net	(78)	(482)
Net cash provided by (used for) continuing operations	30,541	(429)
Net cash provided by (used for) discontinued operations	883	(771)
Net cash provided by (used for) used for operating activities	31,424	(1,200)
Cash flows from investing activities:
Capital expenditures	(9,526)	(16,031)
Proceeds from sales of long-term assets	1	18,696
Net cash provided by (used for) continuing operations	(9,525)	2,665
Net cash used for discontinued operations	—	(53)
Net cash provided by (used for) investing activities	(9,525)	2,612
Cash flows from financing activities:
Proceeds from revolving credit facility	—	9,500
Repayment of revolving credit facility	—	(8,500)
Repayment of long-term debt	(754)	(688)
Exercise of stock options and warrants	91	47
Excess tax benefits from long-term incentive plan	—	13
Acquisition of treasury stock	(117)	(16)
Repurchase and retirement of common stock	—	(8,965)
Other	—	3
Net cash used for continuing operations	(780)	(8,606)
Net cash used for discontinued operations	—	(6)
Net cash used for financing activities	(780)	(8,612)
Effect of exchange rate changes on cash	(55)	(178)
Increase (decrease) in cash and cash equivalents	21,064	(7,378)
Cash and cash equivalents at beginning of period	9,787	16,089
Cash and cash equivalents at end of period	$30,851	$8,711

Supplemental information:
Cash paid for income taxes	$1,413	$2,459
Cash paid for interest	$3,781	$4,067
Capital expenditures incurred but not yet paid	$1,420	$3,707

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
For the Three Months Ended March 31, 2009
(In thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common		Treasury	Comprehensive	Retained
	Stock	Warrants	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2008	$79,498	$3,190	$(1,607)	$(24,839)	$(77,881)	$(21,639)
Components of comprehensive income:
Net income	—	—	—	—	12,133	12,133
Pension and postretirement liability adjustments
(net of tax of $(12))	—	—	—	(19)	—	(19)
Foreign currency translation adjustments
(net of tax of $0)	—	—	—	(1)	—	(1)
Change in unrealized loss on derivative
instruments (net of tax of $(17))	—	—	—	(26)	—	(26)
Comprehensive income						12,087
Long-term incentive plan grants, net	897	—	—	—	—	897
Exercise of stock options	91	—	—	—	—	91
Acquisition of treasury stock	—	—	(117)	—	—	(117)
Balance at March 31, 2009	$80,486	$3,190	$(1,724)	$(24,885)	$(65,748)	$(8,681)

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
 (unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

     On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, TX. Accordingly, this business has been classified as discontinued operations.

Note 2 – Summary of Significant Accounting Policies

     In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. Certain provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company adopted SFAS 157 provisions for non-financial assets and non-financial liabilities in the first quarter of 2009. There was no material impact to the Company’s consolidated financial position and results of operations.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. There was no material impact on the Company’s results of operations or financial condition as a result of adopting this statement in the first quarter of 2009.

     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 in the first quarter of 2009 (see Note 11).

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. There was no material impact on the Company’s results of operations or financial condition as a result of adopting this statement in the first quarter of 2009.

     On February 29, 2008, the Company completed the sale of its antiperspirant actives product line to Summit Research Labs, Inc. for $18,000. As part of this transaction, the Company continued to operate the antiperspirant actives manufacturing unit through September 30, 2008, under a transition services contract. This business continues to be classified as continuing operations. The Company recorded a loss on disposition of long-term assets as a result of this sale in the amount of $1,930 during the first quarter of 2008.

     On April 30, 2009, Chrysler LLC and certain of its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Company had net outstanding receivables from Chrysler of $6,092 at March 31, 2009 of which the Company has subsequently collected $2,573 and the Company has recorded an estimated allowance of $1,776 on the remaining receivable of $3,519. This additional allowance was determined based upon the Company’s interpretation of Chrysler’s publically stated restructuring plans. It is reasonably possible that the Company’s estimate may change positively or negatively in the near term by an amount that may be material based on the outcome of Chrysler’s Chapter 11 reorganization process.

Note 3 – Comprehensive Income (Loss)

     Total comprehensive income (loss) is comprised of net income (loss), pension and postretirement liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was $12,087 and $(6,510), respectively.

Note 4 – Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding including participating securities outstanding, as discussed below, during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all warrants and stock options, using the treasury stock method.

     On January 1, 2009, the Company adopted FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, all outstanding restricted stock awards have been included in our

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

calculation of basic and diluted EPS for the current and prior period. FSP EITF No. 03-6-1 also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. However, the Company has only undistributed earnings in the current and prior period.

     The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	March 31,
	2009	2008
Basic earnings per common share:
Weighted average common shares outstanding	10,148,938	10,397,193
Diluted earnings per common share:
Weighted average common shares outstanding	10,148,938	10,397,193
Warrants	—	694,515
Options	43,192	81,133
Total	10,192,130	11,172,841

     For the three months ended March 31, 2009 and 2008, there were potentially dilutive securities totaling 1,174,068 and 64,130, respectively, which were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Inventories
		March 31,	December 31,
		2009	2008
Raw materials		$27,029	$27,648
Work in process		5,706	4,664
Finished products		10,361	11,179
Supplies and containers		1,188	1,171
		$44,284	$44,662

Note 6 – Long-Term Debt

		March 31,	December 31,
	Maturities	2009	2008
Revolving credit facility – floating rates	2010	$—	$—
First lien term loans – floating rates	2011	212,295	212,846
Other debt – various rates	2009-2012	339	542
Total debt		212,634	213,388
Less: current portion		2,401	2,534
Net long-term debt		$210,233	$210,854

     As of March 31, 2009, the weighted-average interest rate in effect for the first lien term loan was 3.15 percent.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

Note 7 – Stock Incentive Plans

     During the first three months of 2009, the Company granted the following awards:

		Weighted Average
	Shares	Grant-Date Value
Restricted stock	1,000	$18.75

     Compensation cost recorded for stock-based compensation under the long-term incentive plan was $1,063 and $999 for the three months ended March 31, 2009 and 2008, respectively.

     As of March 31, 2009, there was $1,668 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.2 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

Note 8 – Segment Information

	Three Months Ended
	March 31,
	2009	2008
Net Revenues
Valve actuation systems	$17,172	$36,426
Performance chemicals	106,332	103,888
Corporate and other	2,523	2,795
Consolidated	$126,027	$143,109

	Three Months Ended
	March 31,
	2009	2008
Operating Profit
Valve actuation systems	$(3,613)	$(250)
Performance chemicals	29,039	7,724
Corporate and other	(962)	(974)
Consolidated	24,464	6,500
Interest expense	3,560	4,383
Other expense (income), net	137	(311)
Consolidated income from continuing operations before income taxes	$20,767	$2,428

	Three Months Ended
	March 31,
	2009	2008
Capital Expenditures
Valve actuation systems	$3,744	$2,515
Performance chemicals	5,782	13,159
Corporate and other	—	357
Consolidated	$9,526	$16,031

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Depreciation and Amortization
Valve actuation systems	$1,898	$3,372
Performance chemicals	5,027	4,674
Corporate and other	409	432
Consolidated	$7,334	$8,478

	March 31,	December 31,
	2009	2008
Identifiable Assets
Valve actuation systems	$76,784	$80,874
Performance chemicals	295,605	306,795
Corporate and other	58,130	37,643
Consolidated	$430,519	$425,312

Note 9 – Restructuring

     During the second quarter of 2008, the Company initiated a workforce reduction affecting valve actuation systems employees. During the third quarter of 2008, the Company initiated actions to close a production facility included in the performance chemicals segment. The following tables summarize the Company’s costs and accruals for these restructuring actions:

	Valve
	Actuation	Performance
	Systems	Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$1,436	$691	$—	$2,127
Costs anticipated to be incurred in the future	—	—	—	—
Total costs expected to be incurred	$1,436	$691	$—	$2,127

Accrual balance at December 31, 2008	524	254	—	778
Provisions	230	—	—	230
Amounts paid	(444)	(224)	—	(668)
Accrual balance at March 31, 2009	$310	$30	$—	$340

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Valve
	Actuation	Performance
	Systems	Chemicals	Corporate	Total

Facility Exit Costs
Cumulative costs incurred	$—	$610	$—	$610
Costs anticipated to be incurred in the future	—	—	—	—
Total costs expected to be incurred	$—	$610	$—	$610

Accrual balance at December 31, 2008	—	63	—	63
Provisions	—	107	—	107
Amounts paid	—	(170)	—	(170)
Accrual balance at March 31, 2009	$—	$—	$—	$—

Note 10 – Pension and Other Postretirement Benefits
			Three Months Ended
			March 31,
			2009	2008
Pension Benefits
Service cost			$224	$247
Interest cost			3,531	3,450
Expected return on plan assets			(3,507)	(3,890)
Amortization of net:
Prior service cost			41	37
(Gain)/loss			91	(17)
Net periodic benefit cost (income)			$380	$(173)

      During the first quarter of 2009, the Company made contributions of $97 to its pension plan trusts and expects to contribute $738 for the remainder of the year.

	Three Months Ended
	March 31,
	2009	2008
Other Postretirement Benefits
Service cost	$131	$181
Interest cost	547	623
Expected return on plan assets	—	—
Amortization of net:
Prior service (credit)	(1,204)	(1,213)
(Gain)/loss	(29)	22
Net periodic benefit (income)	$(555)	$(387)

     During the first quarter of 2009 and 2008, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements, which resulted in pension curtailment gains of $7 and $36 for the three months ended March 31, 2009 and 2008, respectively.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(unaudited)

Note 11 – Financial Instruments

     The Company utilizes derivative instruments to manage our exposure to interest rate fluctuations. In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010.

      The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has valued its financial liability using a pricing model, with inputs based on an observable interest rate swap yield curve and as such, the fair value measure is classified as level 2 in the fair value hierarchy. The following table sets forth the fair value of the Company’s financial instruments:

	Balance Sheet	March 31,	December 31,
Derivatives designated as hedges	Location	2009	2008

Interest rate collar agreements	Other liabilities	$7,479	$7,405

     The collars are designated as cash flow hedges and therefore the effective portion of the change in fair value is reported in other comprehensive income (OCI) and reclassified as an adjustment of interest expense as interest is accrued on the underlying hedged debt. There was no significant ineffectiveness recognized for the three months ended March 31, 2009. The effective portion of the gains/(losses) for the company’s financial instruments are summarized below:

			Location of Gain/	Amount of Gain (Loss)
	Amount of Gain (Loss)		(Loss) Reclassified	Reclassified From
	Recognized In OCI		From Accumulated	Accumulated OCI into Income
	March 31,		OCI into	March 31,
	2009	2008	Income	2009	2008

			Interest
Interest rate collar agreements	$(43)	$(4,169)	Expense	$(1,100)	$(11)

      The Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $5,400 from the pretax amount recorded in accumulated OCI as of March 31, 2009.

Note 12 – Discontinued Operations

     On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, Texas to Southwire Company for cash proceeds of $9,481. In addition, the Company retained working capital of approximately $1,700. This business was formerly reported as part of the corporate and other segment.

     The businesses included in discontinued operations had revenues of $0 and $8,259 and pretax income (loss) of $0 and $367 for the three months ended March 31, 2009 and 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

     On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, Texas. Accordingly, this business has been classified as discontinued operations.

     On April 30, 2009, Chrysler LLC and certain of its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. Chrysler has historically been a significant customer for the valve actuation systems segment. The Company has recorded a $2 million allowance against receivables reflected in the current financial statements which it deems to be at-risk based upon the Company's interpretation of Chrysler's publicly stated restructuring plans. From a forward looking perspective, the terms and conditions of the finally approved plan of reorganization and Chrysler’s ability to implement its stated financial restructuring objectives may have a material impact on the financial results of the Company’s valve actuation systems segment. The Company has taken appropriate steps to mitigate expenses within its valve actuation systems segment manufacturing operations in the near-term. Initial indications from Chrysler provide for continued purchases of products from the valve actuation systems segment after it completes its restructuring, however, the ultimate outcome of this process is contingent on a number of factors outside the control of the Company.

Results of Operations

     The following table sets forth certain line items from our condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

		Three Months Ended
	March 31,
	2009		2008
	(Dollars in millions)
Net revenues	$126.0	100%	$143.1	100%
Cost of sales	88.1	70	122.0	85
Gross Profit	38.0	30	21.1	15
Selling, general and administrative expense	13.2	10	12.7	9
Net loss on disposition of long-term assets	—	—	1.9	1
Restructuring and impairment charges	0.3	—	—	—
Pension and postretirement liability curtailment (gains)	—	—	—	—
Operating profit	24.5	19	6.5	5
Interest expense	3.6	3	4.4	3
Interest income	0.1	—	0.2	—
Other (income) expense, net	0.2	—	(0.2)	—
Income tax provision	8.6	7	1.3	1
Income from continuing operations	12.1	10	1.2	1
Income from discontinued operations	—	—	0.2	—
Net income	$12.1	10%	$1.4	1%

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

     Net revenues were $126 million for the three month period ended March 31, 2009 compared with $143 million for the comparable prior year period. The shortfall in revenue was primarily due to lower sales of $19 million in the valve actuation systems segment partly offset by increased sales of $2 million in the performance chemicals segment. The shortfall in the valve actuation systems segment is due to reduced demand across the customer base.

     Gross profit was $38 million for the three month period ended March 31, 2009 as compared with $21 million for the comparable prior year period. This reflects higher gross profit of $20 million in the performance chemicals segment partly offset by lower gross profit in the valve actuation systems segment of $3 million. The increase in the performance chemicals segment gross profit was driven by increased selling prices, particularly in the water treatment and chemical processing markets. The shortfall in the valve actuation systems segment was due primarily to reduced sales volumes.

     Selling, general and administrative expense was $13 million for the three month period ended March 31, 2009 which was comparable to the prior year period.

     Operating profit was $24 million for the three month period ended March 31, 2009 as compared with $7 million for the comparable prior year period. The increased operating profit in 2009 was primarily the result of higher gross profit of $17 million.

     Interest expense was $3.6 million for the three month period ended March 31, 2009 as compared to $4.4 million in the comparable prior year period due to reduced principal balances and lower average interest rates.

     Income from discontinued operations in the prior year period reflects operations of the Company’s wire and cable manufacturing business in Mineral Wells, Texas, which was sold on November 14, 2008.

Results of Operations by Segment

	Three Months Ended
	March 31,
	2009	2008
Net Revenues	(In millions)
Valve actuation systems	$17.2	$36.4
Performance chemicals	106.3	103.9
Corporate and other	2.5	2.8
Total	$126.0	$143.1

	Three Months Ended
	March 31,
	2009	2008
Operating Profit	(In millions)
Valve actuation systems	$(3.6)	$(0.3)
Performance chemicals	29.0	7.7
Corporate and other	(1.0)	(1.0)
Total	$24.5	$6.5

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Valve Actuation Systems Segment

     Net revenues for the valve actuation systems segment were $17 million for the three month period ended March 31, 2009 as compared to $36 million for the comparable prior year period. This reduction was the result of significantly reduced customer demand from domestic OEM automotive customers as well as heavy duty diesel engine customers. Gross profit was $1 million for the three month period ended March 31, 2009 as compared to $4 million for the comparable prior year period. The decrease in gross profit was due to $5 million from reduced sales volumes, $1 million from increased costs related to upcoming product launch efforts and product quality issues partly offset by $2 million from the recovery of expenses associated with a new product launch which was cancelled by the customer and $1 million in reduced amortization expense associated with the write-down of intangible assets recorded in the fourth quarter of 2008. Selling, general and administrative expense was $4 million for the three month period ended March 31, 2009 as compared to $4 million for the comparable prior year period. Reductions in selling, general and administrative expenses resulting from reduced compensation and travel expenses associated with cost containment efforts implemented in response to the reduced customer demand were offset by $2 million in bad debt expense resulting from the Chrysler bankruptcy filing. Operating loss was $4 million for the three month period ended March 31, 2009 compared to an operating loss of $0.3 million for the comparable prior year period. The operating results were driven primarily by reduced sales volumes and the associated impact on gross profit as well as the Chrysler charge offsetting material improvements in SG&A spending.

Performance Chemicals Segment

     Net revenues for the performance chemicals segment were $106 million for the three month period ended March 31, 2009 as compared to $104 million for the comparable prior year period. This was due to higher sales in the Company’s water treatment market of $16 million partly offset by reduced sales in the pharmaceutical and food additives market of $9 million and the technology market of $4 million. Increased revenues in the water treatment market were primarily the result of higher selling prices resulting from the continued impact of price increases implemented in the second half of 2008. Reduced sales in the pharmaceutical and food additives market were primarily the result of the sale of the antiperspirant product line in 2008. Reduced sales in the technology market were driven by reduced customer demand resulting from the economic downturn. Gross profit was $37 million for the three month period ended March 31, 2009 as compared to $17 million for the comparable prior year period. The increase in gross profit was due to higher gross profit in the water treatment market of $17 million and the chemical processing market of $7 million partly offset by reduced gross profit in the pharmaceutical and food additives market of $2 million and the technology market of $1 million. The improved gross profit in the water treatment market was the result of higher selling prices partly offset by $3 million from reduced volumes, primarily to industrial customers. The improved gross profit in the chemical processing market was due to higher selling prices combined with lower raw material costs as well as $1 million generated from the new Augusta sodium bisulfite facility. The reduced gross profit in the pharmaceutical and food additives market was the result of the sale of the antiperspirant product line in 2008. Selling, general and administrative expense was $7 million for the three month period ended March 31, 2009 which was comparable to the prior year period. The prior year period included a $2 million loss on the disposition of the antiperspirant product line. Operating profit was $29 million for the three month period ended March 31, 2009 an increase of $21 million over the comparable prior period. The increase in operating profit was primarily due to the gross profit performance.

Corporate and Other

      Net revenues were $3 million for the three month period ending March 31, 2009 which was flat with the comparable prior year period. Gross profit was $1 million for the period ended March 31, 2009 which was flat with the comparable prior year period. Operating loss was $1 million for the period ended March 31, 2009 which was flat with the comparable prior year period.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents were $31 million at March 31, 2009, compared to $10 million at December 31, 2008. Significant cash flows during the first quarter of 2009 included capital expenditures of $10 million, debt payments of $1 million, which were offset by cash provided by operating activities of $31 million.

     The Company had working capital of $103 million at March 31, 2009 as compared to working capital of $88 million at December 31, 2008. The increase is primarily the result of increased cash balances.

     The Company expects to make approximately $22-25 million of capital expenditures during 2009.

     On August 7, 2007, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company will purchase in the aggregate up to $30 million of its common stock in open market and negotiated purchases over a period of three years, dependent upon market conditions. This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During the first quarter of 2009, the Company did not repurchase any stock. The Company has approximately $11 million available for repurchases under the program.

     Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, stock repurchases, and working capital requirements during the remainder of 2009.

Off-Balance Sheet Arrangements

     The Company has approximately $9 million of standby letters of credit outstanding as of March 31, 2009.

Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. Certain provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS 157 for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company adopted SFAS 157 provisions for non-financial assets and non-financial liabilities in the first quarter of 2009. There was no material impact to the Company’s consolidated financial position and results of operations.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. There was no material impact on the Company’s results of operations or financial condition as a result of adopting this statement in the first quarter of 2009.

     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 in the first quarter of 2009.

     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. There was no material impact on the Company’s results of operations or financial condition as a result of adopting this statement in the first quarter of 2009.

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

Interest rate risk

     At March 31, 2009, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $212 million as of March 31, 2009, a one percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

			Weighted-Average
	Principal		Interest Rate at
Instrument	Balance	Fair Value	March 31, 2009	Scheduled Maturity
Term loan	$212 million	$179 million	3.15%	February 28, 2011

     In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was a $7 million liability at March 31, 2009.

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

Item 4. Controls and Procedures.

     (a) Disclosure Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of as of March 31, 2009, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes from risk factors as previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

10.2	Form of Indemnification Agreement (incorporated by reference to the Registrant's Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.3	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.4	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.5	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2007, as filed with the Securities and Exchange Commission).

10.6	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.7	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.8
Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2004, as filed with the Securities and Exchange Commission).

10.9
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

10.11
Second Amendment to Second Lien Credit and Guaranty Agreement dated July 14, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2006, as filed with the Securities and Exchange Commission).

10.12
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

10.14
Amendment to Employment Agreement with William E. Redmond, Jr. dated December 29, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission).

10.15
GenTek inc Executive Severance Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission).

10.16	Letter Agreement with James Imbriaco, dated July 27, 2006 (incorporated by reference to the Registrant’s Form 8-K dated August 4, 2006, as filed with the Securities and Exchange Commission).

10.17	GenTek Inc. Directors Deferred Compensation Program (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2007, as filed with the Securities and Exchange Commission).

10.18
Letter Agreement with Robert Novo, dated December 31, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission).

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

GENTEK INC.
Registrant

Date	May 8, 2009	/s/	William E. Redmond, Jr.
William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	May 8, 2009	/s/	Thomas B. Testa
Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)