Form 10-Q
period 2009-06-30
GENTEK INC
filed 2009-08-07
CIK 1077552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2009 was 10,176,545.

GENTEK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net revenues	$126,784	$151,473	$250,288	$291,787
Cost of sales	82,199	125,757	168,320	245,738
Selling, general and administrative expense	10,965	12,122	23,597	24,255
Net (gain) loss on disposition of long-term assets	129	(220)	145	1,635
Restructuring and impairment charges	—	508	337	508
Pension and postretirement liability curtailment (gains)	—	—	(7)	(36)

Operating profit	33,491	13,306	57,896	19,687
Interest expense	3,532	4,030	7,092	8,413
Interest income	57	6	124	165
Other (income) expense, net	(288)	(282)	(85)	(434)

Income from continuing operations before income taxes	30,304	9,564	51,013	11,873
Income tax provision	8,075	1,265	16,685	2,494

Income from continuing operations	22,229	8,299	34,328	9,379
Income (loss) from discontinued operations (net of tax of $(65), $16, $(41) and $207, respectively)	(99)	42	(64)	337

Net income	$22,130	$8,341	$34,264	$9,716

Income per common share – basic:
Income from continuing operations	$2.18	$0.80	$3.38	$0.90
Income (loss) from discontinued operations	(0.01)	0.00	(0.01)	0.03

Net income	$2.18	$0.81	$3.37	$0.94

Income per common share – assuming dilution:
Income from continuing operations	$2.17	$0.74	$3.36	$0.84
Income (loss) from discontinued operations	(0.01)	0.00	(0.01)	0.03

Net income	$2.16	$0.74	$3.35	$0.87

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$59,805	$9,787
Receivables, net	54,724	69,480
Inventories	41,386	43,056
Deferred income taxes	18,387	33,556
Assets held for sale	2,822	2,820
Other current assets	9,846	9,358

Total current assets	186,970	168,057
Property, plant and equipment, net	215,177	219,334
Goodwill	22,991	22,991
Intangible assets, net	6,705	8,082
Other assets	6,650	6,848

Total assets	$438,493	$425,312

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,970	$35,417
Accrued liabilities	38,239	40,856
Current portion of long-term debt	54,309	2,534
Liabilities of businesses held for sale	1,086	1,086

Total current liabilities	114,604	79,893
Long-term debt	157,691	210,854
Pension and postretirement liabilities	109,079	110,176
Other liabilities	43,992	46,028

Total liabilities	425,366	446,951

Equity (deficit):
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized: 100,000,000 shares; issued: 10,272,726 and 10,187,678 shares at June 30, 2009 and December 31, 2008, respectively	80,646	79,498
Warrants	3,190	3,190
Accumulated other comprehensive loss	(24,789)	(24,839)
Retained earnings (deficit)	(43,617)	(77,881)
Treasury stock, at cost: 92,858 and 55,990 shares at June 30, 2009 and December 31, 2008, respectively	(2,303)	(1,607)

Total equity (deficit)	13,127	(21,639)

Total liabilities and equity (deficit)	$438,493	$425,312

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income	$34,264	$9,716
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	64	(337)
Pension and postretirement liability curtailment gains	(7)	(36)
Depreciation and amortization	14,719	16,645
Net loss on disposition of long-term assets	145	1,635
Long-term incentive plan costs, net	3,255	1,990
Excess tax benefit from long-term incentive plan	—	(107)
(Increase) decrease in receivables	13,961	(21,948)
(Increase) decrease in inventories	1,887	(1,031)
(Increase) decrease in deferred tax assets	15,186	(652)
Increase (decrease) in accounts payable	(9,123)	6,186
Decrease in accrued liabilities	(4,582)	(3,384)
Increase (decrease) in other liabilities and assets, net	(4,921)	(4,767)

Net cash provided by continuing operations	64,848	3,910
Net cash provided by (used for) discontinued operations	844	(151)

Net cash provided by operating activities	65,692	3,759

Cash flows from investing activities:
Capital expenditures	(13,990)	(26,264)
Proceeds from sales of long-term assets	187	19,677

Net cash used for continuing operations	(13,803)	(6,587)
Net cash used for discontinued operations	—	(95)

Net cash used for investing activities	(13,803)	(6,682)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	45,250
Repayment of revolving credit facility	—	(40,500)
Repayment of long-term debt	(1,388)	(1,398)
Exercise of stock options and warrants	91	143
Excess tax benefits from long-term incentive plan	—	107
Acquisition of treasury stock	(696)	(543)
Repurchase and retirement of common stock	—	(8,965)
Other	—	3

Net cash used for continuing operations	(1,993)	(5,903)
Net cash used for discontinued operations	—	(12)

Net cash used for financing activities	(1,993)	(5,915)

Effect of exchange rate changes on cash	122	11

Increase (decrease) in cash and cash equivalents	50,018	(8,827)
Cash and cash equivalents at beginning of period	9,787	16,089

Cash and cash equivalents at end of period	$59,805	$7,262

Supplemental information:
Cash paid for income taxes	$3,496	$3,900

Cash paid for interest	$6,907	$7,751

Capital expenditures incurred but not yet paid	$1,508	$3,638

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
For the Six Months Ended June 30, 2009
(In thousands, except share data)
(unaudited)

	Common Stock	Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total

Balance at December 31, 2008	$79,498	$3,190	$(1,607)	$(24,839)	$(77,881)	$(21,639)
Components of comprehensive income:
Net income	—	—	—	—	34,264	34,264
Pension and postretirement liability adjustments (net of tax of $(449))	—	—	—	(688)	—	(688)
Foreign currency translation adjustments (net of tax of $227)	—	—	—	347	—	347
Change in unrealized loss on derivative instruments (net of tax of $255)	—	—	—	391	—	391

Comprehensive income						34,314
Long-term incentive plan, net	1,057	—	—	—	—	1,057
Exercise of stock options	91	—	—	—	—	91
Acquisition of treasury stock	—	—	(696)	—	—	(696)

Balance at June 30, 2009	$80,646	$3,190	$(2,303)	$(24,789)	$(43,617)	$13,127

See the accompanying notes to the condensed consolidated financial statements.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

          On July 9, 2009, the Company completed the sale of its fluid transfer business in Weaverville, North Carolina. On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, Texas. Accordingly, these businesses have been classified as discontinued operations.

          The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on August 7, 2009.

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

Note 3 – Comprehensive Income

          Total comprehensive income is comprised of net income, pension and postretirement liability adjustments, foreign currency translation adjustments and the change in unrealized gains and losses on derivative financial instruments. Total comprehensive income for the three months ended June 30, 2009 and 2008 was $22,227 and $10,684, respectively. Total comprehensive income for the six months ended June 30, 2009 and 2008 was $34,314 and $4,174, respectively.

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

          On January 1, 2009, the Company adopted FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, all outstanding restricted stock awards have been included in our calculation of basic and diluted EPS for the current and prior period. FSP EITF No. 03-6-1 also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

disclosing distributed and undistributed earnings. However, the Company has only undistributed earnings in the current and prior period.

          The shares outstanding used for basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Basic earnings per common share:
Weighted average common shares outstanding	10,174,707	10,344,320	10,161,916	10,370,765

Diluted earnings per common share:
Weighted average common shares outstanding	10,174,707	10,344,320	10,161,916	10,370,765
Warrants	—	827,085	—	760,799
Options	60,359	86,774	51,775	83,953

Total	10,235,066	11,258,179	10,213,691	11,215,517

          For the three months ended June 30, 2009 and 2008, potentially dilutive securities totaling 1,165,823 and 280,596, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect. For the six months ended June 30, 2009 and 2008, potentially dilutive securities totaling 1,169,946 and 243,032, respectively, were not included in the computation of diluted earnings per common share due to their antidilutive effect.

Note 5 – Additional Financial Information

	June 30, 2009	December 31, 2008

Inventories
Raw materials	$27,433	$27,477
Work in process	3,394	3,781
Finished products	9,395	10,627
Supplies and containers	1,164	1,171

	$41,386	$43,056

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2009	December 31, 2008	Weighted Average Life

Intangible Assets
Patents and technology – gross	$821	$821	7 years
Accumulated amortization	(95)	(33)

Patents and technology – net	726	788

Customer related – gross	7,000	7,000	6 years
Accumulated amortization	(6,610)	(6,028)

Customer related – net	390	972

Non-compete agreements – gross	6,505	6,505	5 years
Accumulated amortization	(3,916)	(3,183)

Non-compete agreements – net	2,589	3,322

Trademarks – indefinite life	3,000	3,000

	$6,705	$8,082

          During the three months ended June 30, 2009 and 2008, the Company recognized $688 and $1,644 of amortization expense, respectively. During the six months ended June 30, 2009 and 2008, the Company recognized $1,377 and $3,311 of amortization expense, respectively.

Note 6 – Long-Term Debt

	Maturities	June 30, 2009	December 31, 2008

Revolving credit facility – floating rates	2010	$—	$—
First lien term loans – floating rates	2011	211,745	212,846
Other debt – various rates	2009-2012	255	542

Total debt		212,000	213,388
Less: current portion		54,309	2,534

Net long-term debt		$157,691	$210,854

          As of June 30, 2009, the weighted-average interest rate in effect for the first lien term loans was 3.0 percent.

Note 7 – Stock Incentive Plans

          During the first six months of 2009, the Company granted the following awards:

	Shares	Weighted Average Exercise Price/Grant-Date Value

Stock options	87,268	$19.57
Restricted stock	93,322	19.64

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

          The fair value of each option grant was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

Dividend yield	—
Expected volatility	44%
Risk-free interest rate	1.61%
Expected holding period (in years)	4
Weighted average fair value	$7.11

          Compensation cost recorded for stock-based compensation under the long-term incentive plan was $2,192 and $990 for the three months ended June 30, 2009 and 2008, respectively, and $3,255 and $1,990 for the six months ended June 30, 2009 and 2008, respectively. During the second quarter of 2009, the Company modified certain restricted stock awards that resulted in a change to their classification from equity awards to liability awards, resulting in a reclassification of $1,692 from equity to current and long-term liabilities.

          As of June 30, 2009, there was $3,084 of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 2.6 years. The remaining unrecognized compensation cost for performance based restricted stock may vary each reporting period based on changes in the expected achievement of performance measures.

Note 8 – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net Revenues
Valve actuation systems	$13,622	$35,554	$30,794	$71,980
Performance chemicals	113,162	115,919	219,494	219,807

Consolidated	$126,784	$151,473	$250,288	$291,787

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Operating Profit
Valve actuation systems	$(2,842)	$(1,558)	$(6,456)	$(1,808)
Performance chemicals	37,410	15,855	66,449	23,579
Corporate	(1,077)	(991)	(2,097)	(2,084)

Consolidated	33,491	13,306	57,896	19,687
Interest expense	3,532	4,030	7,092	8,413
Other expense (income), net	(345)	(288)	(209)	(599)

Consolidated income from continuing operations before income taxes	$30,304	$9,564	$51,013	$11,873

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Capital Expenditures
Valve actuation systems	$2,635	$2,036	$6,379	$4,551
Performance chemicals	1,771	8,162	7,554	21,321
Corporate	57	44	57	392

Consolidated	$4,463	$10,242	$13,990	$26,264

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Depreciation and Amortization
Valve actuation systems	$1,875	$3,179	$3,773	$6,551
Performance chemicals	5,178	4,640	10,205	9,314
Corporate	376	398	741	780

Consolidated	$7,429	$8,217	$14,719	$16,645

	June 30, 2009	December 31, 2008

Identifiable Assets
Valve actuation systems	$72,876	$80,874
Performance chemicals	278,847	306,795
Corporate	83,948	34,823
Assets held for sale	2,822	2,820

Consolidated	$438,493	$425,312

Note 9 – Restructuring and Impairment Charges

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

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Employee Termination Costs
Cumulative costs incurred	$1,436	$691	$—	$2,127
Costs anticipated to be incurred in the future	—	—	—	—

Total costs expected to be incurred	$1,436	$691	$—	$2,127

Accrual balance at December 31, 2008	$524	$254	$—	$778
Provisions	230	—	—	230
Amounts paid	(557)	(254)	—	(811)
Foreign currency translation	12	—	—	12

Accrual balance at June 30, 2009	$209	$—	$—	$209

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

	Valve Actuation Systems	Performance Chemicals	Corporate	Total

Facility Exit Costs
Cumulative costs incurred	$—	$610	$—	$610
Costs anticipated to be incurred in the future	—	—	—	—

Total costs expected to be incurred	$—	$610	$—	$610

Accrual balance at December 31, 2008	—	63	—	63
Provisions	—	107	—	107
Amounts paid	—	(170)	—	(170)

Accrual balance at June 30, 2009	$—	$—	$—	$—

Note 10 – Pension and Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Pension Benefits
Service cost	$209	$248	$433	$498
Interest cost	3,562	3,392	7,094	6,762
Expected return on plan assets	(3,475)	(3,820)	(6,983)	(7,633)
Amortization of net:
Prior service cost	41	39	82	76
(Gain) loss	92	(16)	183	(33)

Net periodic benefit cost (income)	$429	$(157)	$809	$(330)

          During the first six months of 2009, the Company made contributions of $230 to its pension plan trusts and expects to contribute $626 for the remainder of the year.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Other Postretirement Benefits
Service cost	$130	$154	$259	$316
Interest cost	530	607	1,057	1,227
Expected return on plan assets	—	—	—	—
Amortization of net:
Prior service (credit)	(1,213)	(1,233)	(2,422)	(2,448)
(Gain) loss	(17)	24	(33)	57

Net periodic benefit (income)	$(570)	$(448)	$(1,139)	$(848)

          During the first quarter of 2009 and 2008, the Company adopted plan amendments that froze pension plan benefit accruals for hourly employees covered by certain collective bargaining agreements,

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share data)
(unaudited)

which resulted in pension curtailment gains of $7 and $36 for the six months ended June 30, 2009 and 2008, respectively.

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

Derivatives designated as hedges	Balance Sheet Location	June 30, 2009	December 31, 2008

Interest rate collar agreements	Other liabilities	$6,801	$7,405

          The collars are designated as cash flow hedges and therefore the effective portion of the change in fair value is reported in other comprehensive income (OCI) and reclassified as an adjustment of interest expense as interest is accrued on the underlying hedged debt. There was no significant ineffectiveness recognized for the three months or six months ended June 30, 2009 and 2008. The effective portion of the gains/(losses) for the company’s financial instruments are summarized below:

				Amount of Gain (Loss)
	Amount of Gain (Loss)		Location of Gain/	Reclassified From
	Recognized In OCI		(Loss) Reclassified	Accumulated OCI into Income
	June 30,		From Accumulated	June 30,
			OCI into
	2009	2008	Income	2009	2008

Interest rate collar agreements	$646	$(392)	Interest Expense	$(2,456)	$(549)

          The Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $5,650 from the pretax amount recorded in accumulated OCI as of June 30, 2009.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Dollars in thousands, except per share data)
(unaudited)

Fair Value of Financial Instruments

	June 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$212,000	$197,177	$213,388	$172,947
Derivative instruments	$(6,801)	$(6,801)	$(7,405)	$(7,405)

          The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company’s long-term debt was based on quoted market prices for traded debt and discounted cash flow analyses on its nontraded debt.

Note 12 – Income Taxes

          The effective tax rates are lower than the United States statutory rate in 2009 primarily as a result of the reversal of valuation allowances related to capital loss and net operating loss carryforwards and the reduction in the amount of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$2,744
Additions based on tax positions related to the current year	14
Additions for tax positions of prior years	—
Expiration of statute of limitations	(1,024)
Settlements	—

Balance at June 30, 2008	$1,734

          The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. During the three and six months ended June 30, 2009, the Company recorded (reversed) $(998) and $(910), respectively, in interest. The Company had $305 accrued for interest at June 30, 2009.

GENTEK INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(unaudited)

Note 13 – Discontinued Operations

          On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, Texas to Southwire Company for cash proceeds of $9,481. In addition, the Company retained working capital of approximately $1,700. This business was formerly reported as part of the corporate and other segment, which is no longer a reportable segment.

          On July 9, 2009, the Company completed the sale of its fluid transfer business in Weaverville, North Carolina to Linter North America for cash proceeds of $875. The Company retained the property and building, which it will lease to the purchaser. This business was formerly reported as part of the corporate and other segment, which is no longer a reportable segment.

          The components of assets held for sale were as follows:

	June 30, 2009	December 31, 2008

Accounts receivable	$1,119	$1,084
Inventories	1,654	1,606
Other current assets	49	20
Property, plant and equipment	—	110

	$2,822	$2,820

          The components of liabilities of businesses held for sale were as follows:

	June 30, 2009	December 31, 2008

Accounts payable	$592	$728
Accrued liabilities	494	358

	$1,086	$1,086

          The businesses included in discontinued operations had revenues of $2,584 and $10,402 and pretax income (loss) of $(164) and $58 for the three months ended June 30, 2009 and 2008, respectively, and revenues of $5,107 and $21,457 and a pretax income of $(105) and $544 for the six months ended June 30, 2009 and 2008, respectively.

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

Overview

          On July 9, 2009, the Company completed the sale of its fluid transfer business in Weaverville, North Carolina. On November 14, 2008, the Company completed the sale of its wire and cable manufacturing business in Mineral Wells, Texas. Accordingly, these businesses have been classified as discontinued operations.

Results of Operations

          The following table sets forth certain line items from our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and the corresponding percentage of net revenues for the relevant periods presented as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,

	2009		2008		2009		2008

	(Dollars in millions)				(Dollars in millions)
Net revenues	$126.8	100%	$151.5	100%	$250.3	100%	$291.8	100%
Cost of sales	82.2	65	125.8	83	168.3	67	245.7	84

Gross profit	44.6	35	25.7	17	82.0	33	46.0	16
Selling, general and administrative expense	11.0	9	12.1	8	23.6	9	24.3	8
Net (gain) loss on disposition of long-term assets	0.1	—	(0.2)	—	0.1	—	1.6	1
Restructuring and impairment charges	—	—	0.5	—	0.3	—	0.5	—
Pension and postretirement liability curtailment (gains)	—	—	—	—	(0.0)	—	(0.0)	—

Operating profit	33.5	26	13.3	9	57.9	23	19.7	7
Interest expense, net	3.5	3	4.0	3	7.0	3	8.2	3
Other (income) expense, net	(0.3)	—	(0.3)	—	(0.1)	—	(0.4)	—
Income tax provision	8.1	6	1.3	1	16.7	7	2.5	1

Income from continuing operations	22.2	18	8.3	5	34.3	14	9.4	3
Income (loss) from discontinued operations	(0.1)	—	0.0	—	(0.1)	—	0.3	—

Net income	$22.1	17%	$8.3	5%	$34.3	14%	$9.7	3%

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

          Net revenues were $127 million for the three month period ended June 30, 2009 compared with $151 million for the comparable prior year period. The decrease in revenue was due to lower sales of $3 million in the performance chemicals segment and lower sales of $22 million in the valve actuation systems segment. The shortfall in the valve actuation systems segment is due to reduced demand across the customer base.

          Gross profit was $45 million for the three month period ended June 30, 2009 as compared with $26 million for the comparable prior year period. This reflects increased gross profit in the performance chemicals segment of $24 million partly offset by lower gross profit in the valve actuation systems segment of $5 million. The increase in the performance chemicals segment gross profit was driven by increased selling prices, particularly in the water treatment market coupled with reduced raw material costs. The shortfall in the valve actuation systems segment was due primarily to reduced sales volumes.

          Selling, general and administrative expense was $11 million for the three month period ended June 30, 2009 as compared with $12 million for the comparable prior year period.

          Operating profit was $33 million for the three month period ended June 30, 2009 compared with $13 million for the comparable prior year period. The higher operating profit is the result of increased gross profit and lower selling, general and administrative expense in the current year period.

          Interest expense was $4 million for the three month period ended June 30, 2009 which is comparable to the prior year period.

          Income from discontinued operations in the current and prior year periods reflects the operations of the company’s discontinued fluid handling business. In addition, the prior year period reflects the operations of the company’s discontinued wire and cable manufacturing business.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

          Net revenues were $250 million for the six month period ended June 30, 2009 compared with $292 million for the comparable prior year period. The shortfall in revenue was primarily due to lower sales of $41 million in the valve actuation systems segment. The shortfall in the valve actuation systems segment is primarily due to reduced demand across the customer base.

          Gross profit was $82 million for the six month period ended June 30, 2009 as compared with $46 million for the comparable prior year period. This reflects higher gross profit in the performance chemicals segment of $44 million partly offset by lower gross profit in the valve actuation systems segment of $8 million. The increase in the performance chemicals segment gross profit was driven by increased selling prices, particularly in the water treatment market, coupled with reduced raw material costs in the chemical processing market. The shortfall in the valve actuation systems segment was due primarily to reduced sales volumes.

          Selling, general and administrative expense was $24 million for the six month period ended June 30, 2009 which was comparable to the prior year period.

          Operating profit was $58 million for the six month period ended June 30, 2009 as compared with $20 million for the comparable prior year period. The increased operating profit was primarily the result of higher gross profit and the $2 million loss on the disposition of long-term assets in the prior year.

          Interest expense was $7 million for the six month period ended June 30, 2009 as compared with $8 million for the comparable prior year period, primarily as a result of lower outstanding debt balances.

          Income from discontinued operations in the current and prior year periods reflects the operations of the company’s discontinued fluid handling business. In addition, the prior year period reflects the operations of the company’s discontinued wire and cable manufacturing business.

Results of Operations by Segment

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(In millions)		(In millions)

Net Revenues
Valve actuation systems	$13.6	$35.6	$30.8	$72.0
Performance chemicals	113.2	115.9	219.5	219.8

Total	$126.8	$151.5	$250.3	$291.8

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(In millions)		(In millions)

Operating Profit
Valve actuation systems	$(2.8)	$(1.6)	$(6.5)	$(1.8)
Performance chemicals	37.4	15.9	66.4	23.6
Corporate	(1.1)	(1.0)	(2.1)	(2.1)

Total	$33.5	$13.3	$57.9	$19.7

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $14 million for the three month period ended June 30, 2009 as compared to $36 million for the comparable prior year period. This reduction was the result of reduced demand across the customer base. Sales to automotive customers were adversely impacted by the continued downturn in the global auto industry. Sales to Chrysler were down $11 million due to the combined impact of reduced demand and production disruptions associated with the Chrysler bankruptcy process. Weak sales to automotive customers were compounded by reduced demand from heavy duty and diesel customers associated with the economic downturn. Gross profit/loss reflected a loss of $2 million for the three month period ended June 30, 2009 as compared to profit of $3 million for the comparable prior year period. The decrease in gross profit was driven by $6 million from the impact of the reduced sales volumes partly offset by a $1 million reduction in amortization expense associated with the write-down of intangible assets recorded in the fourth quarter of 2008. Selling, general and administrative expense was $1 million for the three month period ended June 30, 2009 compared to $4 million for the comparable prior year period. Selling, general and administrative expense included a $2 million gain resulting from the reversal of a reserve for bad debt related to the Chrysler bankruptcy filing which was recorded in the first quarter of 2009. The Company was able to collect all valid open receivables based on the terms of its agreement with Chrysler as it emerged from bankruptcy. Operating loss was $3 million for the three month period ended June 30, 2009 compared to an operating loss of $2 million for the comparable prior year period. The operating results were driven by the reduced sales volumes and associated margins in the automotive market partly offset by the gain on the reversal of the Chrysler bad debt reserve.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $113 million for the three month period ended June 30, 2009 as compared to $116 million for the comparable prior year period. The reduced sales were the result of lower sales volumes which more than offset the favorable impact of increased prices. Sales into the water treatment market increased by $14 million driven by $19 million resulting from increased selling prices, partly offset by $5 million resulting from reduced sales volumes, primarily from industrial customers. Revenues in the chemical processing market were reduced by $10 million due to the combined impact of lower volumes and reduced pricing resulting from the pass through of significantly reduced sulfur raw material costs. Reduced revenues of $3 million in electronic chemicals were driven by reduced sales volumes which more than offset increased pricing. Segment revenue was further reduced by $4 million resulting from the sale of the Reheis antiperspirant actives product line which was formerly included in the pharmaceutical and food additives market. Gross profit was $47 million for the three month period ended June 30, 2009 as compared to $23 million for the comparable prior year period. The improved gross profit is driven primarily by the results in the water treatment market which benefitted from the combined impact of $19 million from higher prices implemented over the course of 2008 coupled with $7 million from lower raw material and production costs resulting from the sharp decline in raw material costs which occurred in late 2008, partly offset by $2 million from reduced sales volumes. Improved gross profit of $1 million in chemical processing resulting from the impact of an operating capacity expansion was directly offset by lower gross profit in the pharmaceutical and food additives market driven by reduced sales volumes. Selling, general and administrative expense was $9 million for the three month period ended June 30, 2009 as compared to $7 million for the comparable prior year period. The increase in selling, general and administrative expense was the result of higher incentive compensation costs. Operating profit was $37 million for the three month period ended June 30, 2009 which increased $22 million from the comparable prior period. The increase in operating profit was due to the strong gross margin performance partly offset by higher selling, general and administrative expense.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Valve Actuation Systems Segment

          Net revenues for the valve actuation systems segment were $31 million for the six month period ended June 30, 2009 as compared to $72 million for the comparable prior year period. This reduction was the result of broad based weakness across the customer base. Automotive market sales were adversely impacted by the continued downturn in the global automotive markets. Sales to Chrysler were down $18 million due to the combined impact of reduced customer demand and production disruptions associated with the Chrysler bankruptcy process. Sales to heavy duty and diesel customers were down due to reduced demand related to the economic downturn. Gross profit/loss reflected a loss of $1 million for the six month period ended June 30, 2009 as compared to profit of $6 million for the comparable prior year period. The decrease in gross profit was driven by $11 million from reduced sales volumes and $1 million from costs associated with upcoming product launch and quality initiatives, partly offset by $2 million from the recovery of expenses associated with a new product launch which was cancelled by the customer, and a $3 million reduction in depreciation and amortization expense primarily associated with the write-down of intangible assets recorded in the fourth quarter of 2008. Selling, general and administrative expense was $5 million for the six month period ended June 30, 2009 as compared to $8 million for the comparable prior year period. The reductions in selling, general and administrative expenses resulted primarily from reduced compensation, travel and discretionary development expenses associated with cost containment efforts implemented in response to the reduced customer demand.

Operating loss was $6 million for the six month period ended June 30, 2009 compared to an operating loss of $2 million for the comparable prior year period. The operating results were driven by the reduced sales volumes and the associated impact on margins partly offset by the reduced spending in selling, general and administrative expense.

Performance Chemicals Segment

          Net revenues for the performance chemicals segment were $219 million for the six month period ended June 30, 2009 versus $220 million in the prior year period. Increased sales in the water treatment market of $30 million were offset by reduced sales in the pharmaceutical and food additives market of $13 million, chemical processing market of $11 million and the technology market of $7 million. Increased revenues in the water treatment market were primarily the result of higher selling prices resulting from the continued impact of price increases implemented in the second half of 2008. Reduced sales in the pharmaceutical and food additives market were primarily the result of the sale of the antiperspirant product line in 2008. Reduced revenue in the chemical processing market was the result of the pass through of lower raw material costs. Reduced sales in the technology market were driven by reduced customer demand resulting from the economic downturn. Gross profit was $83 million for the six month period ended June 30, 2009 as compared to $40 million for the comparable prior year period. The increase in gross profit was due to higher gross profit in the water treatment market of $41 million and the chemical processing market of $7 million partly offset by reduced gross profit in the pharmaceutical and food additives market of $3 million and the technology market of $1 million. The improved gross profit in the water treatment market was the result of higher selling prices partly offset by $5 million from reduced volumes, primarily to industrial customers. The improved gross profit in the chemical processing market was due primarily to lower raw material costs as well as $2 million generated from the impact of an operating capacity expansion. The reduced gross profit in the pharmaceutical and food additives market was the result of the sale of the antiperspirant product line in 2008. Selling, general and administrative expense was $17 million for the six month period ended June 30, 2009 as compared to $14 million for the comparable prior year period. The increase in selling, general and administrative expense was the result of higher incentive compensation costs. The prior year period included a $2 million loss on the disposition of the antiperspirant product line. Operating profit was $66 million for the six month period ended June 30, 2009 which compared to $24 million for the comparable prior period. The increase in operating profit was due primarily to the strong gross margin performance.

Financial Condition, Liquidity and Capital Resources

          Cash and cash equivalents were $60 million at June 30, 2009, compared to $10 million at December 31, 2008. Significant cash flows during the 2009 period included cash provided by operating activities of $66 million, capital expenditures of $14 million, and debt payments of $1 million.

          The Company had working capital (current assets minus current liabilities) of $72 million at June 30, 2009 as compared to working capital of $88 million at December 31, 2008. The decrease is primarily the result of an increase in the current portion of long term debt, decreases in receivables and deferred tax assets, partially offset by an increase in cash balances and a decrease in accounts payable.

          The Company expects to make approximately $22-25 million of capital expenditures during 2009. Contributions to pension plan trusts are expected to be approximately $1 million during 2009.

          On August 7, 2007, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company will purchase in the aggregate up to $30 million of its common stock in open market and negotiated purchases over a period of three years, dependent upon market conditions.

This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. During the first six months of 2009, the Company did not repurchase any stock. The Company has approximately $11 million available for repurchases under the program.

          Management believes that the Company’s cash flow from operations and availability under its revolving credit facility will be sufficient to cover future debt service requirements, capital expenditures, and working capital requirements during the remainder of 2009.

Off-Balance Sheet Arrangements

          The Company has approximately $8 million of standby letters of credit outstanding as of June 30, 2009.

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

Interest rate risk

          At June 30, 2009, the Company’s debt financing consisted primarily of amounts outstanding under the Company’s credit facility. The borrowings outstanding under the Company’s credit facility are collateralized by substantially all of the personal property and certain real property of the Company and its domestic subsidiaries. Borrowings under the Company’s credit facility are sensitive to changes in interest rates. Given the existing level of borrowings under the credit facility of $212 million as of June 30, 2009, a one percent change in the weighted-average interest rate would have an interest impact of approximately $0.1 million each month.

Instrument	Principal Balance	Fair Value	Weighted-Average Interest Rate at June 30, 2009	Scheduled Maturity

Term loan	$212 million	$197 million	3.0%	February 28, 2011

          In April 2005, the Company entered into two five year interest rate collar agreements in the aggregate notional amount of $185 million, in order to hedge against the effect that interest rate fluctuations may have on the Company’s floating rate debt. The interest rate to be paid will be based on a minimum three-month LIBOR of 4.05 percent on average and a maximum three-month LIBOR of 5.00 percent. These interest rate collar agreements are scheduled to mature in 2010. The fair value of the agreements was a $7 million liability at June 30, 2009.

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

Item 4. Controls and Procedures.

          (a) Disclosure Controls and Procedures.

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

             NONE

Item 3. Defaults Upon Senior Securities.

             NONE

Item 4. Submission of Matters to a Vote of Security Holders.

          On May 14, 2009, the Company held is annual meeting of stockholders at the offices of Latham and Watkins LLP, 885 Third Avenue, Suite 1000, New York, New York.

          Proxies for the meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement. All of the nominees were elected.

          The stockholders voted, in person or by proxy, on a proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 2009.

          The results of the voting are shown below:

For	Against	Abstain	Broker Non-Vote

7,960,027	12,245	0	0

          The stockholders also voted, in person or by proxy, on a proposal to elect directors to serve until the 2010 annual meeting of stockholders or until their respective successors are elected and duly qualified.

          The results of the voting are shown below:

Name	For	Against	Abstain

William E. Redmond, Jr.	7,284,997	687,275	0
John G. Johnson, Jr.	7,792,143	45,885	134,244
Henry L. Druker	7,784,777	48,419	139,076
John F. McGovern	7,790,480	47,548	134,244
Kathleen R. Flaherty	7,769,789	63,407	139,076
Richard A. Rubin	7,927,051	45,221	0

Item 5. Other Information.

              NONE

Item 6. Exhibits.

Exhibit No.	Description

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

10.2	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.3	GenTek Performance Plan (incorporated by reference to the Exhibit 10.3 to the Registrant’s Amendment No. 2 to Form 10, dated April 8, 1999, as filed with the Securities and Exchange Commission).

10.4	Form of Director Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.5	Form of Performance Contingent Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2007, as filed with the Securities and Exchange Commission).

10.6	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.7	Form of Stock Option Agreement (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, as filed with the Securities and Exchange Commission).

10.8	Master Settlement Agreement, dated April 30, 2004, among GenTek Holding Corporation, General Chemical LLC, and Honeywell International Inc. (incorporated

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

GENTEK INC.

Registrant

Date	August 7, 2009	/s/	William E. Redmond, Jr.

William E. Redmond, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date	August 7, 2009	/s/	Thomas B. Testa

Thomas B. Testa
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)